Form 10QSB
period 1996-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 1996-05-15
CIK 741114

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   March 31, 1996      .
                                                    ----------------------
                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO           .
                                                    -------------   ----------

                         Commission file number 1-11900


                       Integrated Security Systems, Inc.
       (Exact name of small business issuer as specified in its charter)


                         DELAWARE                                              75-2422983
(State or other jurisdiction of incorporation or organization       (I.R.S. Employer Identification No.)


8200 SPRINGWOOD, SUITE 230, IRVING, TEXAS                                               75063
(Address of principal executive offices)                                             (Zip Code)




                               (214) 444-8280
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

As of April 23, 1996, 4,639,693 shares of Registrant's common stock were outstanding.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 Index to Integrated Security Systems, Inc. Consolidated Financial Statements:

                                                                                                                       Page
                                                                                                                       ----
         Balance Sheets                                                                                                 3

         Statement of Operations                                                                                        4

         Statement of Cash Flows                                                                                        5

         Notes to Financial Statements                                                                                  6




                       INTEGRATED SECURITY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,              DECEMBER 31,
                                                                              1996                    1995
                                                                         --------------          --------------
                             ASSETS
Current assets:
    Cash                                                                 $      775,897          $      209,655
    Accounts receivable, net of allowance for doubtful
       accounts of $49,254 and $54,558, respectively                          1,337,755               1,761,701
    Inventories                                                                 963,436                 854,888
    Restricted cash                                                              62,410                 157,851
    Other current assets                                                        115,196                  38,221
    Net assets from discontinued operations                                      24,671                  76,807
                                                                         --------------          --------------
         Total current assets                                                 3,279,365               3,099,123

Property and equipment, net                                                   1,035,326               1,068,123
Intangible assets, net                                                          287,356                 136,116
Capitalized software development costs                                          738,739                 787,816
Deferred income taxes                                                           205,384                 205,384
Other assets                                                                     55,332                  10,943
                                                                         --------------          --------------
         Total assets                                                     $   5,601,502           $   5,307,505
                                                                         ==============          ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $      908,358          $    1,484,152
    Accrued liabilities                                                         761,975               1,044,450
    Notes payable                                                             1,112,929                 950,947
    Notes payable to related parties                                            241,626                   4,000
    Current portion of long-term debt                                            85,540                  96,451
    Net liabilities of discontinued operations                                  117,386                 332,866
                                                                         --------------          --------------
         Total current liabilities                                            3,227,814               3,912,866
                                                                         --------------          --------------

Long-term debt                                                                  205,051                 213,899

Stockholders' equity:
    Preferred stock, $.01 par value, 750,000 shares
       authorized, 45,165 and 34,165, respectively, shares
       issued and outstanding                                                       452                     342
    Common stock, $.01 par value, 11,000,000 shares
       authorized, 4,674,738 and 3,730,738, respectively,
       shares issued and 4,624,738 and 3,680,738,
       respectively, shares outstanding                                          46,747                  37,307
    Additional paid-in-capital                                                8,355,886               7,191,575
    Accumulated deficit                                                      (6,115,698)             (5,929,734)
    Treasury stock                                                             (118,750)               (118,750)
                                                                         --------------          --------------
         Total stockholders' equity                                           2,168,637               1,180,740
                                                                         --------------          --------------
             Total liabilities and stockholders' equity                   $   5,601,502           $   5,307,505
                                                                         ==============          ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                         FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                   ------------------------------------------
                                                                        1996                        1995
                                                                   --------------              --------------

Sales                                                              $    1,809,059              $    1,388,235
Cost of sales                                                           1,155,881                     801,767
                                                                   --------------              --------------
Gross margin                                                              653,178                     586,468
                                                                   --------------              --------------

Operating expenses:
    Selling, general and administrative                                   782,395                     752,181
    Research and product development                                        2,389                       5,828
                                                                   --------------              --------------
                                                                          784,784                     758,009
                                                                   --------------              --------------

Loss from operations                                                     (131,606)                   (171,541)

Other income (expense):
    Interest income                                                         2,317                      12,044
    Interest expense                                                     (108,464)                   (105,556)
    Other                                                                   6,000                         (32)
                                                                   --------------              --------------

Loss from continuing
    operations before income tax                                         (231,753)                   (265,085)
Income tax benefit                                                         23,000                          --
                                                                   --------------              --------------
Loss from continuing operations                                          (208,753)                   (265,085)

Discontinued operations:
    Loss from discontinued operations                                          --                    (252,392)
    Gain on disposal of discontinued operations                            22,789                          --
                                                                   --------------              --------------
Gain (loss) from discontinued operations                                   22,789                    (252,392)
                                                                   --------------              --------------

Net loss                                                            $    (185,964)            $      (517,477)
                                                                   ==============              ==============


Weighted average common and common
   equivalent shares outstanding                                        5,401,848                   3,919,705
                                                                   ==============              ==============

Net loss per share:
    Continuing operations                                                    (.03)                       (.07)
    Discontinued operations                                                  (.00)                       (.06)
                                                                   --------------              --------------
    Total                                                                    (.03)                       (.13)
                                                                   ==============              ==============




   The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                          ------------------------------------
                                                                              1996                    1995
                                                                          ------------             -----------
Cash flows from operating activities:
    Net loss from operations                                               $  (185,964)            $  (517,477)
    Adjustments to reconcile net loss to net cash provided
       (used) by operating activities:
         Depreciation                                                            47,078                 38,448
         Amortization                                                           114,495                102,118
         Bad debt expense                                                        (5,304)                 6,000
         Non-cash expenses                                                     (263,586)               (15,872)
         Provision for inventory reserve                                          5,566                  9,000
         Restricted cash                                                         95,441                 (4,170)
         Net change in assets and liabilities from
             discontinued operations                                           (113,015)               457,837
         Changes in operating assets and liabilities:
             Accounts receivable                                                429,250                240,465
             Inventories                                                        (96,043)               (62,796)
             Other assets                                                         3,296                (84,627)
             Accounts payable                                                  (308,708)               (74,369)
             Accrued liabilities                                               (320,911)                80,163
                                                                           ------------            -----------
                 Net cash provided (used) by operating activities              (598,405)               174,720
                                                                           ------------            -----------

Cash flows from investing activities:
    Sale (purchase) of property and equipment                                   (19,402)               (13,337)
    Intangible assets                                                           (66,178)                    --
    Capitalized software costs                                                       --                (68,358)
                                                                           ------------            -----------
                 Net cash used by investing activities                          (85,580)               (81,695)
                                                                           ------------            -----------

Cash flows from financing activities:
    Issuance of preferred stock, net                                            190,000                     --
    Issuance of common stock, net                                               760,000                     --
    Payments on line of credit                                                       --                (89,595)
    Payments on notes payable and long-term debt                                (34,773)                (8,747)
    Proceeds from notes payable and long-term debt                              335,000                  8,000
    Other                                                                            --                 (1,946)
                                                                           ------------            -----------
                 Net cash provided (used) by financing activities             1,250,227                (92,288)
                                                                           ------------            -----------

Increase in cash                                                                566,242                    737
Cash at beginning of period                                                     209,655                 10,523
                                                                           ------------            -----------
Cash at end of period                                                      $    775,897            $    11,260
                                                                           ============            ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     QUARTERS ENDED MARCH 31, 1996 AND 1995

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements include the accounts of Integrated Security Systems, Inc. ("ISSI") and all of its subsidiaries (collectively, the "Company"), with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-KSB filed March 14, 1996.

NOTE 2 - RECLASSIFICATION

    Certain reclassification of prior year amounts have been made to conform to the current period presentation.

NOTE 3 - FINANCING

    On January 24, 1996, the Company converted related party accounts payable into notes payable to related parties of $13,080. On March 31, 1996, $5,000 of this note was paid, with the remainder plus interest at a rate of prime plus 2% per annum due on August 1, 1996.

    On February 8, 1996, the Company borrowed $85,000 from a principal stockholder. Attached to this note is a warrant to purchase 13,201 shares of the Company's common stock at a price of $1.176 per share. This note is non-interest bearing and payable upon demand of the holder.

    On March 1, 1996, the Company converted related party accounts payable into notes payable to related parties of $48,546. These notes are due on September 1, 1996 and March 1, 1997 and bear interest at 10.53% per annum.

    On March 6, 1996, the Company announced the retention of Bathgate McColley Capital Group LLC as its investment banker. Bathgate McColley Capital Group LLC will provide ISSI with a full range of investment banking services, including capital formation and merger and acquisition support, and will assist ISSI in enhancing and expanding the public market for its common stock and warrants.

    On March 11, 1996, the Company received short term advances totaling $250,000 from affiliated and unaffiliated investors. These advances are due six months from origination and pay interest at 8% per annum. $150,000 of these advances are personally guaranteed by Gerald K. Beckmann, ISSI's Chief Executive Officer. These advances are convertible into $20 Series C preferred stock convertible to 30 common shares and a warrant to purchase 15 shares of the Company's common stock at a price of $1 per share. These warrants expire five years from the date of issue.

    On March 27, 1996, the Company sold 10,000 Units, with each Unit consisting of one share of $20 Series A convertible preferred stock and warrants to purchase eight shares of the Company's common stock at a price of $1 per share, to outside investors for $190,000 in cash, net of offering expenses. The warrants expire on March 31, 2001.

    On March 28, 1996, the Company sold 800,000 shares of common stock and 320,000 warrants to purchase common stock to an institutional investor for $760,000 in cash, net of offering expenses. The warrants have an exercise price of $1 per share and expire on March 31, 2001.

NOTE 4 - LITIGATION SETTLEMENT

    On February 6, 1996, the Company and Philip R. Thomas, a principal stockholder, reached a settlement in a lawsuit filed in the U.S. District Court of Dallas County, Texas entitled Charles W. Martin, Jr. v. Integrated Security Systems, Inc., Automatic Access Controls, Inc. and Philip R. Thomas (Case No. 94-06750). According to the terms of the settlement, (i) the Company agreed to pay Mr. Martin $175,000 cash over the next year, (ii) the Company released contractual restrictions on 99,000 shares of the Company's common stock held by Martin prior to the settlement, and (iii) Philip R. Thomas agreed to transfer 85,000 shares of the Company's common stock owned by him to Martin.

NOTE 5 - ACQUISITION OF TRI-COASTAL SYSTEMS, INC.

    On September 18, 1995, the Company purchased substantially all of the assets and liabilities of Tri-Coastal Systems, Inc. ("TCSI") by issuing 21,000 shares of the Company's common stock with an aggregate market value of $55,125. This transaction was accounted for as a purchase with the excess of the purchase price over the fair market value of the net assets purchased of $125,201 recorded as goodwill. On March 31, 1996, the Company issued 45,000 additional shares of common stock with an aggregate market value of $101,250 and paid $66,178 in cash to the former owners of TCSI in exchange for the surrender by the former owners of a right granted to them at the time of the purchase of TCSI in September 1995, to demand that the original purchase be reversed under certain circumstances. Goodwill in the amount of $162,155 was recorded as a result of these transactions. Through March 31, 1996, $5,273 of amortization expense has been recorded.

NOTE 6 - SUBSEQUENT EVENTS

    On April 10, 1996, the Company repaid a loan of $85,000 from a principal stockholder. Related party accounts receivables of $48,127 were offset as part of the transaction, resulting in a net cash payment of $36,873.

    On April 25, 1996, the Company closed on a $900,000 term loan facility with a lending institution. The loan is due in eleven monthly payments of $12,000 beginning June 1, 1996, and one payment sufficient to pay the balance.
Interest on the loan is floating at the lending institution's Base Lending Rate minus 1%, which is currently 10% APR. The loan is secured by all real estate and equipment at B&B Electromatic, Inc. and guaranteed by Gerald K. Beckmann, ISSI's Chief Executive Officer, with certain of his personal assets pledged as collateral. Approximately $450,000 of the proceeds of this loan were used to repay existing mortgages and notes payable at B&B, and the remaining proceeds were used to repay a portion of ISSI notes payable due April 29, 1996.

    During the quarter ended December 31, 1995, the Company secured an extension of the due dates of certain outstanding loans. These loans are in the principal amount of $789,000 and are secured by certain of the Company's accounts receivable, equipment and inventory. These loans were extended until April 29, 1996 in exchange for warrants to purchase the Company's common stock and an increase in the interest rate from 14% to 16% per annum. On April 29, 1996, $680,000 of the aforementioned loans were paid along with accrued interest. The remaining $109,000 in principal balance was converted by the holder into 5,453 Units consisting of one share of $20 Series A convertible preferred stock and warrants to purchase eight shares of the Company's common stock at a price of $1 per share through March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

    Integrated Security Systems, Inc. ("ISSI") designs, develops, manufactures, sells and services commercial and industrial security and traffic control products including warning gates, crash barriers, lane changers, navigational and airport lighting, and electronically-controlled security gates. The Company also develops and markets "intelligent" or programmable security systems that integrate multiple security devices and subsystems for governmental, commercial and industrial facilities. Applications for these systems include perimeter security for airports, access control for commercial office buildings, and video surveillance for warehouses.

    The Company was incorporated on December 19, 1991. Effective as of January 1, 1992, the Company acquired B&B Electromatic, Inc. ("B&B") in a transaction which was accounted for similar to a pooling of interests. B&B designs, manufactures and distributes commercial and industrial security products, and traffic control barriers and lighting for the road and bridge industry. B&B has been in operation since 1925.

    On March 16, 1993, the Company organized Innovative Security Technologies, Inc. ("IST"), which is a retail seller of security products and microprocessor-based systems to large customers. On August 23, 1993, the Company announced the development of its PC-based security network, the Intelli-Site(R), that integrates multiple security functions into a centralized management system for single and/or multiple site locations. IST is responsible for the sales and marketing of this product.

    On September 18, 1995, the Company purchased substantially all of the assets and liabilities of Tri-Coastal Systems, Inc. ("TCSI") by issuing 21,000 shares of the Company's common stock with an aggregate market value of $55,125. This transaction was accounted for as a purchase. On March 31, 1996, the Company issued 45,000 additional shares of common stock with an aggregate market value of $101,250 and paid $66,178 in cash to the former owners of TCSI in exchange for the surrender by the former owners of a right granted to them at the time of the purchase of TCSI in September 1995, to demand that the original purchase be reversed under certain circumstances. TCSI sells and installs security and safety systems to end users.

    During the second quarter of 1995, the Company discontinued the operations of Automatic Access Controls, Inc. ("AAC"), a distributor of commercial and industrial security products, and merged certain functions of AAC with two other existing subsidiaries (B&B and IST). This merger was implemented during the second and third quarters of 1995. The results of operations for AAC are reflected on the consolidated financial statements as discontinued operations for all periods reported.


RESULTS OF OPERATIONS

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

    Sales. The Company's sales increased by 30.3% from $1,388,235 in the first quarter of 1995 to $1,809,059 in the first quarter of 1996. This increase is primarily attributable to the inclusion of TCSI revenue in the quarter ended March 31, 1996, with no equivalent revenue last year. B&B accounted for 87% of the first quarter 1995 revenues versus 73% of the first quarter 1996 revenues.

    Cost of Sales and Gross Profit. Gross profit as a percent of sales decreased to 36.1% from 42.2% for the first quarters of 1996 and 1995, respectively. This decrease was primarily due to inclusion of TCSI results in the quarter ended March 31, 1996, which generally has lower gross margins than B&B, the other material operating subsidiary. Historically, gross margins have averaged 43% and 25% for B&B and TCSI, respectively. The Company also began amortizing software development costs related to the Intelli-Site software, which amounted to $31,845.

    Selling, General and Administrative. Selling, general and administrative expenses increased during the first three months of 1996 compared to the same period in 1995 by approximately $30,000. The increase is attributable to increased marketing and personnel expenses.

    Interest Income.Interest income for the first three months of 1996 decreased to $2,317 from $12,044 in the first quarter of 1995. During the first quarter of 1995, the Company earned interest on a $350,000 certificate of deposit placed with a bank as collateral to secure a line of credit. On April 11, 1995, the certificate of deposit and accumulated interest were released when the line of credit was repaid in its entirety.

    Interest Expense.The increase of $2,908 in interest expense during the first three months of 1996, compared to the same period in 1995, is attributable to increased interest rates and amortization of warrant costs pertaining to extensions of certain short term notes.

    Income Taxes. The Company recorded an income tax benefit of $23,000 during the first quarter of 1996, due to the reversal of state income tax estimates.

    Discontinued Operations. The discontinued operations reflect the operations of AAC. AAC's operations were discontinued in the second quarter of 1995. During the first quarter of 1996, the Company recorded a gain on disposal of discontinued operations in the amount of $22,789 related to the settlement of liabilities.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash position increased by $566,242 during the first quarter of 1996. The Company used $598,405 for operations during this period as compared with $174,720 generated from operations during the same period last year. This was primarily attributable to the payment of certain 1995 accounts payable and accrued liabilities, for which extended payment terms were negotiated. These uses of cash were partially offset by increased collections of accounts receivable, either directly or through a factoring agreement. Discontinued operations used $113,015 of cash during the first three months of 1996 compared to providing $457,837 in the same 1995 period. During the first three months of 1996, the Company generated $1,250,227 from financing activities. Payments of $34,773 were made on notes payable and long-term debt. The Company borrowed $85,000 from a principal stockholder and received short term advances totaling $250,000 from affiliated and unaffiliated investors.
The Company also received $950,000 through the sale of common and preferred stock, warrants and convertible debt, net of related expenses.

    On March 11, 1996, the Company received short term advances totaling $250,000 from affiliated and unaffiliated investors. These advances are due six months from origination and pay interest at 8% per annum. $150,000 of these advances are personally guaranteed by Gerald K. Beckmann, ISSI's Chief
Executive Officer. These advances are convertible into $20 Series C preferred stock convertible to 30 common shares and a warrant to purchase 15 shares of the Company's common stock at a price of $1 per share. These warrants expire five years from the date of issue.

    On March 27, the Company sold 10,000 Units, with each Unit consisting of one share of $20 Series A convertible preferred stock and warrants to purchase eight shares of the Company's common stock at a price of $1 per share until March 31, 2001, to outside investors for $190,000 in cash, net of offering expenses. On March 28, 1996, the Company sold 800,000 shares of common stock and 320,000 warrants to purchase common stock to an institutional investor for $760,000 in cash, net of offering expenses. The warrants have an exercise price of $1 per share and expire on March 31, 2001. The Company used the proceeds of these sales to make payments on short-term notes payable and past due trade debt.

    On April 25, 1996, the Company closed on a $900,000 term loan facility with a lending institution. The loan is due in eleven monthly payments of $12,000 beginning June 1, 1996, and one payment sufficient to pay the balance.
Interest on the loan is floating at the lending institution's Base Lending Rate minus 1%, which is currently 10% APR. The loan is secured by all real estate and equipment at B&B and guaranteed by Gerald K. Beckmann, ISSI's Chief Executive Officer, with certain of his personal assets pledged as collateral. Approximately $450,000 of the proceeds of this loan were used to repay existing mortgages and notes payable at B&B, and the remaining proceeds were used to repay a portion of ISSI notes payable due April 29, 1996.

    The Company raised $2,100,000 through equity placements and new or refinanced debt during the first four months of 1996. However, the Company will likely be required to raise additional cash through debt and/or equity placements, or other arrangements, in order to fund operations as presently structured and/or to acquire other businesses during the next year. The exact amount, type and timing of such funding activities, and their impact on current shareholder interests, cannot be determined at this time.


SEASONALITY

    Because the Company sells products which are used primarily in outdoor construction, which is affected by weather, the Company's sales have historically been greater during the third and fourth quarters of the year than during the first two quarters. Consequently, the Company's sales during the two quarters ending in March and June of each year are generally not expected to reach the levels of the two quarters ending in September and December of each year. The Company expects that this seasonal fluctuation will continue.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX.

10.55         Corporate Consulting Agreement dated March 3, 1996, by and between the Company and Bathgate McColley Capital Group LLC for consulting services.


10.56         Form of Promissory Notes dated March 11, 1996.

10.57         Engagement letter dated March 26, 1996, from Bathgate McColley Capital Group LLC to the Company proposing private placement offering.

10.58         Form of Subscription Agreement for Series A Convertible Preferred Stock executed on March 27, 1996.

10.59         Subscription Agreement for Common Stock executed March 28, 1996.

10.60         Form of Warrant Agreement for purchase of common stock executed March 29, 1996.


10.61         Placement Agent Agreement dated April 16, 1996, by and between the Company and
              Bathgate McColley Capital Group LLC confirming private placement offering.


10.62         Form of Amendment to Promissory Notes dated April 22, 1996.


REPORTS OF FORM 8-K.

    Filed January 5, 1996     Preliminary unaudited December 31,1995 financial results.


                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Integrated Security Systems, Inc.
                                            ---------------------------------
                                                      (Registrant)



Date:  May 15, 1996                               /s/ GERALD K. BECKMANN
       -------------------                  ----------------------------------
                                                      Gerald K. Beckmann
                                              Director, Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

                                EXHIBIT INDEX

10.55         Corporate Consulting Agreement dated March 3, 1996, by and between the Company and Bathgate McColley Capital Group LLC for consulting services.


10.56         Form of Promissory Notes dated March 11, 1996.

10.57         Engagement letter dated March 26, 1996, from Bathgate McColley Capital Group LLC to the Company proposing private placement offering.

10.58         Form of Subscription Agreement for Series A Convertible Preferred Stock executed on March 27, 1996.

10.59         Subscription Agreement for Common Stock executed March 28, 1996.

10.60         Form of Warrant Agreement for purchase of common stock executed March 29, 1996.


10.61         Placement Agent Agreement dated April 16, 1996, by and between the Company and
              Bathgate McColley Capital Group LLC confirming private placement offering.


10.62         Form of Amendment to Promissory Notes dated April 22, 1996.

27            Financial Data Schedule
