Form 10QSB
period 1996-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 1996-08-13
CIK 741114

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1996.
                                                    -------------
                                       OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO              .
                                                     -----------  -------------

                         Commission file number 1-11900



                       Integrated Security Systems, Inc.
       (Exact name of small business issuer as specified in its charter)


           DELAWARE                                              75-2422983
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)


8200 SPRINGWOOD, SUITE 230, IRVING, TEXAS                             75063
(Address of principal executive offices)                           (Zip Code)


                                 (214) 444-8280
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 22, 1996, 4,932,905 shares of Registrant's common stock were outstanding.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Index to Integrated Security Systems, Inc. Consolidated Financial
         Statements:

                                                                                         Page
                                                                                         ----

           Balance Sheets                                                                  3

           Statement of Operations                                                         4

           Statement of Cash Flows                                                         5

           Notes to Financial Statements                                                   6

                       INTEGRATED SECURITY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,              DECEMBER 31,
                                                                           1996                    1995
                                                                     --------------          --------------
                            ASSETS

Current assets:
    Cash                                                             $      130,305          $      209,655
    Accounts receivable, net of allowance for doubtful
       accounts of $55,072 and $54,558, respectively                      1,642,158               1,761,701
    Restricted cash                                                         129,245                 157,851
    Inventories                                                             776,687                 854,888
    Other current assets                                                     65,492                  38,221
    Net assets from discontinued operations                                  23,758                  76,807
                                                                     --------------          --------------
         Total current assets                                             2,767,645               3,099,123

Property and equipment, net                                               1,034,374               1,068,123
Intangible assets, net                                                      288,352                 136,116
Capitalized software development costs, net                                 689,660                 787,816
Deferred income taxes                                                       205,384                 205,384
Other assets                                                                 71,896                  10,943
                                                                     --------------          --------------
         Total assets                                                $    5,057,311          $    5,307,505
                                                                     ==============          ==============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $      730,814          $    1,484,152
    Accrued liabilities                                                     384,021               1,044,450
    Notes payable                                                            10,131                 950,947
    Notes payable to related parties                                         20,783                   4,000
    Current portion of long-term debt                                        56,540                  96,451
    Net liabilities of discontinued operations                               56,552                 332,866
                                                                     --------------          --------------
         Total current liabilities                                        1,266,921               3,912,866
                                                                     --------------          --------------

Long-term debt                                                              833,555                 213,899

Stockholders' equity:
    Preferred stock, $.01 par value, 750,000 shares
       authorized, 94,334 and 34,165, respectively, shares
       issued and outstanding                                                   943                    342
    Common stock, $.01 par value, 18,000,000 shares
       authorized, 4,932,905 and 3,730,738, respectively,
       shares issued and 4,882,905 and 3,680,738,
       respectively, shares outstanding                                      49,329                  37,307
    Additional paid-in-capital                                            9,390,552               7,191,575
    Accumulated deficit                                                  (6,365,239)             (5,929,734)
    Treasury stock                                                         (118,750)               (118,750)
                                                                     --------------          --------------
         Total stockholders' equity                                       2,956,835               1,180,740
                                                                     --------------          --------------
             Total liabilities and stockholders' equity              $    5,057,311          $    5,307,505
                                                                     ==============          ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                               FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                              ----------------------------      -----------------------------
                                                 1996              1995             1996              1995
                                              ----------       -----------      -----------       -----------
Sales                                         $2,416,360       $   898,532      $ 4,225,419       $ 2,286,767
Cost of sales                                  1,461,552           487,137        2,617,433         1,288,904
                                              ----------       -----------      -----------       -----------
Gross margin                                     954,808           411,395        1,607,986           997,863
                                              ----------       -----------      -----------       -----------

Operating expenses:
  Selling, general and administrative          1,076,676         1,477,653        1,809,271         2,229,834
  Research and product development                56,422            29,869          108,611            35,697
                                              ----------       -----------      -----------       -----------
                                               1,133,098         1,507,522        1,917,882         2,265,531
                                              ----------       -----------      -----------       -----------

Loss from operations                            (178,290)       (1,096,127)        (309,896)       (1,267,668)

Other income (expense):
  Interest income                                  3,488             1,148            5,805            13,192
  Interest expense                               (65,751)          (91,115)        (174,215)         (196,671)
  Other                                             (314)             (440)           5,686              (472)
                                              ----------       -----------      -----------       -----------

Loss from continuing
  operations before income tax                  (240,867)       (1,186,534)        (472,620)       (1,451,619)
Benefit (provision) for income taxes              (8,674)           --               14,326            --
                                              ----------       -----------      -----------       -----------
Loss from continuing operations                 (249,541)       (1,186,534)        (458,294)       (1,451,619)

Discontinued operations:
  Loss from discontinued operations               --              (217,651)          --              (470,043)
  Gain (loss) on disposal of
     discontinued operations                      --              (559,562)          22,789          (559,562)
                                              ----------       -----------      -----------       -----------
Gain (loss) from discontinued operations          --              (777,213)          22,789        (1,029,605)
                                              ----------       -----------      -----------       -----------

Net loss                                      $ (249,541)      $(1,963,747)     $  (435,505)      $(2,481,224)
                                              ==========       ===========      ===========       ===========
Weighted average common and
  common equivalent shares
  outstanding                                  8,949,376         3,920,057        7,615,087         3,923,293
                                              ==========       ===========      ===========       ===========
Net loss per share:
  Continuing operations                       $    (0.03)      $     (0.30)     $     (0.06)      $     (0.37)
  Discontinued operations                     $    (0.00)      $     (0.20)     $     (0.00)      $     (0.26)
                                              ----------       -----------      -----------       -----------
  Total                                       $    (0.03)      $     (0.50)     $     (0.06)      $     (0.63)
                                              ==========       ===========      ===========       ===========





   The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                             FOR THE SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                      ------------------------------------
                                                                           1996                   1995
                                                                      -------------          -------------
Cash flows from operating activities:
   Net loss from operations                                           $    (435,505)         $  (2,481,224)
   Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
      Depreciation                                                           92,938                 78,292
      Amortization                                                          201,160                215,737
      Bad debt expense                                                          514                 12,000
      Non-cash income                                                      (110,015)               (15,874)
      Provision for inventory reserve                                        14,566                143,000
      Restricted cash                                                        28,606                298,605
      Net change in assets and liabilities from
          discontinued operations                                          (159,897)               855,272
      Changes in operating assets and liabilities:
          Accounts receivable                                                70,902              1,371,341
          Inventories                                                        79,420               (219,550)
          Other assets                                                       38,020               (290,068)
          Accounts payable                                                 (413,304)               514,896
          Accrued liabilities                                              (935,731)               522,148
                                                                      -------------          -------------
             Net cash provided (used) by operating activities            (1,528,326)             1,004,575
                                                                      -------------          -------------

Cash flows from investing activities:
   Purchase of property and equipment                                       (60,449)               (25,865)
   Intangible assets                                                        (76,530)               --
   Capitalized software costs                                               --                    (141,191)
                                                                      -------------          -------------
             Net cash used by investing activities                         (136,979)              (167,056)
                                                                      -------------          -------------
Cash flows from financing activities:
   Issuance of preferred stock, net                                         683,906                --
   Issuance of common stock, net                                            895,468                 88,000
   Payments on line of credit                                               --                    (847,317)
   Payments on notes payable and long-term debt                          (1,228,464)               (34,898)
   Proceeds from notes payable and long-term debt                         1,235,045                 87,400
   Other                                                                    --                      (1,946)
                                                                      -------------          -------------
             Net cash provided (used) by financing activities             1,585,955               (708,761)
                                                                      -------------          -------------
Increase (decrease) in cash                                                 (79,350)               128,758
Cash at beginning of period                                                 209,655                 10,523
                                                                      -------------          -------------
Cash at end of period                                                 $     130,305          $     139,281
                                                                      =============          =============




   The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     QUARTERS ENDED JUNE 30, 1996 AND 1995

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements include the accounts of Integrated Security Systems, Inc. ("ISSI") and all of its subsidiaries (collectively, the "Company"), with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-KSB filed March 14, 1996.

NOTE 2 - RECLASSIFICATION

         Certain reclassification of prior year amounts have been made to conform to the current period presentation.

NOTE 3 - FINANCING

         The business and financial conditions that lead to the going concern emphasis paragraph in the independent accountants' report for the December 31, 1995 Form 10-KSB still exist as of the date of this report on Form 10-QSB. Although the Company raised $2,700,000 through equity placements and new or refinanced debt during the first six months of 1996, there is still a going concern as to the Company's ability to fund cash needs. The Company will likely be required to raise additional cash through debt and/or equity placements, or other arrangements, in order to fund operations as presently structured and/or to acquire other businesses during the next year. The exact amount, type and timing of such funding activities, and their impact on current shareholder interests, cannot be determined at this time.

         On April 10, 1996, the Company repaid a loan of $85,000 from a principal stockholder. Related party accounts receivables of $48,127 were offset as part of the transaction, resulting in a net cash payment of $36,873.

         On April 25, 1996, the Company closed on a $900,000 term loan facility with a lending institution. The loan is due in 23 monthly payments of $12,000 beginning June 1, 1996, and one payment sufficient to pay the balance.
Interest on the loan is floating at the lending institution's Base Lending Rate plus 1%, which is currently 10% APR. The loan is secured by all real estate and equipment at B&B Electromatic, Inc. and guaranteed by ISSI's Chief Executive Officer, with certain of his personal assets pledged as collateral. Approximately $450,000 of the proceeds of this loan were used to repay existing mortgages and notes payable at B&B Electromatic, Inc., a wholly-owned subsidiary, and the remaining proceeds were used to repay a portion of ISSI notes payable that were due April 29, 1996.

         During the quarter ended December 31, 1995, the Company secured an extension of the due dates of certain outstanding loans. These loans were in the principal amount of $789,000 and were secured by certain of the Company's accounts receivable, equipment and inventory. These loans were extended until April 29, 1996 in exchange for warrants to purchase the Company's common stock and an increase in the interest rate from 14% to 16% per annum. On April 29, 1996, $680,000 of the aforementioned loans were paid along with accrued interest. The remaining $113,364 in principal and interest was converted by the holder into 5,668 Units consisting of one share of $20 Series A convertible preferred stock and warrants to purchase eight shares of the Company's common stock at a price of $1 per share through March 31, 2001.

         During the second quarter of 1996, the Company converted short-term advances totaling $250,000 into $20 Series C Convertible Preferred Stock convertible to 30 common shares and a warrant to purchase 15 shares of the Company's common stock at a price of $.67 per share. The warrants expire on March 31, 2001.

         During the second quarter of 1996, the Company continued the sale of $20 Series A Convertible Preferred Stock and warrants to purchase eight shares of the Company's common stock at a price of $1 per share. Proceeds from the sale of these securities amounted to $493,906, net of related expenses, during the second quarter of 1996. The warrants related to the securities expire five years from the date of issue.

NOTE 4 - REGISTRATION STATEMENT

         On or about August 15, 1996, the Company intends to file a registration statement with the Securities and Exchange Commission relating to 1,678,390 common shares issuable under outstanding warrants, 2,348,279 common shares issuable upon conversion of outstanding Series A, B and C $20 Convertible Preferred Shares, 975,000 common shares, of which 885,000 are currently outstanding, and 71,000 options to purchase common stock. Of the total 5,702,670 shares in the filing, approximately 2,931,668 are controlled by institutional investors, insiders and placement agents.


NOTE 5 - RECENT DEVELOPMENTS

         The Company is negotiating an arrangement with an unaffiliated third party whereby the third party would undertake to fund most of the sales, engineering and order fulfillment expenses of the Company's IST subsidiary, which provides the Intelli-Site(R) product. In exchange, the third party would receive, as compensation from IST, most of the revenue arising from any Intelli-Site sales that take place after the agreement commences. The Company retains full ownership of the product during the agreement period and retains responsibility for managing IST's business activities including customer relationships. As of August 12, 1996, no funds have been received by the Company.

         The Company has entered into a Letter of Intent to acquire a company which develops, manufactures and markets products to the banking and hospital industries. The consummation of such acquisition is contingent upon completion of due diligence, funding, and the negotiation of a definitive contract, none of which are assured. If the acquisition occurs, it will require the issuance of additional debt and securities totaling approximately $6.5 million, the terms of which may cause dilution of existing shareholders. The Company is unable to determine at this time whether, or to what extent, dilution may occur.

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

         On March 16, 1993, the Company organized Innovative Security Technologies, Inc. ("IST"), which is a retail seller of security products and microprocessor-based systems to large customers. IST sells and markets the PC-based security network, Intelli-Site, that integrates multiple security functions into a centralized management system for single and/or multiple site locations.

         On September 18, 1995, the Company purchased substantially all of the assets and liabilities of Tri-Coastal Systems, Inc. ("TCSI"). TCSI sells and installs security and safety systems to end users.

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


RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

         Sales. The Company's sales increased by 168.9% from $898,532 in the second quarter of 1995 to $2,416,360 in the second quarter of 1996. A majority of this increase is attributable to increased sales at B&B and the inclusion of TCSI revenue in the quarter ended June 30, 1996, with no equivalent revenue last year.

         Cost of Sales and Gross Profit. Gross profit as a percent of sales decreased to 39.5% from 45.8% for the second quarters of 1996 and 1995, respectively. This decrease was primarily due to inclusion of TCSI results in the quarter ended June 30, 1996, which generally has lower gross margins than B&B, the other material operating subsidiary. Historically, gross margins have averaged 47% and 25% for B&B and TCSI, respectively. Also, the Company continued to amortize software development costs related to the Intelli-Site software during the second quarter of 1996. The amount amortized was $31,845.

         Selling, General and Administrative. Selling, general and administrative expenses decreased during the second quarter of 1996 compared to the same period in 1995 by approximately $401,000. During the second quarter of 1995, the Company incurred one-time expenses of approximately $525,000 for severance obligations to a former officer. Offsetting this decrease was increased personnel costs and the addition of expenses of a subsidiary purchased in September 1995.

         Research and Development. Research and development expenses increased from $29,869 for the second quarter of 1995 to $56,422 for the comparable 1996 period. This increase is primarily attributable to the inclusion of approximately $50,000 in expenses at IST related to the development of Intelli-Site, offset by a decrease in expenses at B&B of approximately $23,000. Prior to 1996, the Company capitalized software development costs related to Intelli- Site.

         Interest Expense. The decrease of $25,364 in interest expense during the second quarter of 1996, compared to the same period in 1995, is attributable to the payment of certain short-term notes.

         Income Taxes. The Company recorded income tax expense of $8,674 during the second quarter of 1996 for state income taxes.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995.

         Sales. The Company's sales increased by 84.8% from $2,286,767 in the second quarter of 1995 to $4,225,419 in the second quarter of 1996. A majority of this increase is attributable to increased sales at B&B and the inclusion of TCSI revenue during the first six months of 1996, with no equivalent revenue last year.

         Cost of Sales and Gross Profit. Gross profit as a percent of sales decreased to 38.1% from 43.6% for the first two quarters of 1996 and 1995, respectively. This decrease was primarily attributable to inclusion of TCSI results in the first six months of 1996 which generally has lower gross margins than B&B, the other material operating subsidiary. Historically, gross margins have averaged 47% and 25% for B&B and TCSI, respectively. Also during 1996, the Company began amortizing software development costs related to the Intelli-Site software. During the first six months of 1996, the Company amortized $63,690 of these costs.

         Selling, General and Administrative. Selling, general and administrative costs decreased during the first six months of 1996 compared to the same period in 1995 by approximately $421,000. The majority of this decrease was attributable to one-time expenses incurred during the second quarter of 1995 of approximately $575,000 for severance obligations to a former officer and employees, offset by the inclusion of TCSI expenses.

         Research and Development. Research and development expenses increased from $35,697 for the second quarter of 1995 to $108,911 for the comparable 1996 period. This increase is primarily attributable to the inclusion of expenses at IST related to the development of Intelli-Site, offset by a decrease in expenses at B&B of approximately $27,000. Prior to 1996, the Company capitalized software development costs related to Intelli-Site.

         Interest Income. Interest income for the first six months of 1996 decreased to $5,805 from $13,192 in the comparable 1995 period. During the first quarter of 1995, the Company earned interest on a $350,000 certificate of deposit placed with a bank as collateral to secure a line of credit. The certificate of deposit and accumulated interest were released on April 11, 1995.

         Interest Expense. The decrease of $22,456 in interest expense during the first six months of 1996, compared to the same period in 1995, is primarily due to the payment of certain short-term notes.

         Income Taxes. The Company recorded a net income tax benefit of $14,326 during the first six months of 1996, due primarily to the adjustment of state income tax liabilities.

         Discontinued Operations. The discontinued operations reflect the operations of Automatic Access Controls, Inc. ("AAC"). AAC's operations were discontinued in the second quarter of 1995. During the first six months of 1996, the Company has recorded a gain on disposal of discontinued operations in the amount of $22,789 related to the settlement of certain liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         The business and financial conditions that lead to the going concern emphasis paragraph in the independent accountants' report for the December 31, 1995 Form 10-KSB still exist as of the date of this report on Form 10-QSB. Although the Company raised $2,700,000 through equity placements and new or refinanced debt during the first six months of 1996, there is still a going concern as to the Company's ability to fund cash needs. The Company will likely be required to raise additional cash through debt and/or equity placements, or other arrangements, in order to fund operations as presently structured and/or to acquire other businesses during the next year. The exact amount, type and timing of such funding activities, and their impact on current shareholder interests, cannot be determined at this time.

         The Company is negotiating an arrangement with an unaffiliated third party whereby the third party would undertake to fund most of the sales, engineering and order fulfillment expenses of the Company's IST subsidiary, which provides the Intelli-Site product. In exchange, the third party would receive, as compensation from IST, most of the revenue arising from any Intelli-Site sales that take place after the agreement commences. The Company retains full ownership of the product during the agreement period and retains responsibility for managing IST's business activities including customer relationships. As of August 12, 1996, no funds have been received by the Company.

         The Company has entered into a Letter of Intent to acquire a company which develops, manufactures and markets products to the banking and hospital industries. The consummation of such acquisition is contingent upon completion of due diligence, funding, and the negotiation of a definitive contract, none of which are assured. If the acquisition occurs, it will require the issuance of additional debt and securities totaling approximately $6.5 million, the terms of which may cause dilution of existing shareholders. The Company is unable to determine at this time whether, or to what extent, dilution may occur.

         The Company's cash position decreased by $79,350 during the first six months of 1996. The Company used $1,528,326 for operations during this period as compared with $1,004,575 generated from operations during the same period last year. This was primarily attributable to the payment of certain 1995 accounts payable and accrued liabilities, for which extended payment terms were negotiated. These uses of cash were partially offset by increased collections of accounts receivable, either directly or through a factoring agreement. Discontinued operations used $159,897 of cash during the first six months of 1996 by paying off liabilities compared to providing $855,272 in the same 1995 period. During the first six months of 1996, the Company generated $1,585,955 from financing activities. Payments of $1,228,464 were made on notes payable and long-term debt. The Company borrowed $985,045 from a principal stockholder and a lending institution and received short term advances totaling $250,000 from affiliated and unaffiliated investors. The Company also received $1,579,374 through the sale of common and preferred stock, warrants and convertible debt, net of related expenses.

         On April 25, 1996, the Company closed on a $900,000 term loan facility with a lending institution. The loan is due in 23 monthly payments of $12,000 beginning June 1, 1996, and one payment sufficient to pay the balance.
Interest on the loan is floating at the lending institution's Base Lending Rate plus 1%, which is currently 10% APR. The loan is secured by all real estate and equipment at B&B Electromatic, Inc. and guaranteed by ISSI's Chief Executive Officer, with certain of his personal assets pledged as collateral. Approximately $450,000 of the proceeds of this loan were used to repay existing mortgages and notes payable at B&B Electromatic, Inc., a wholly-owned subsidiary, and the remaining proceeds were used to repay a portion of ISSI notes payable that were due April 29, 1996.


SEASONALITY

         Because the Company sells products which are used primarily in outdoor construction, which is affected by weather, the Company's sales have historically been greater during the third and fourth quarters of the year than during the first two quarters. Consequently, the Company's sales during the two quarters ending in March and June of each year are generally not expected to reach the levels of the two quarters ending in September and December of each year. The Company has historically performed 61% of its total sales during the second half of the fiscal year, and expects that this seasonal fluctuation will continue.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Integrated Security Systems, Inc.
                                     -----------------------------------------
                                                   (Registrant)



Date:  August 13, 1996                          /s/ JAMES W. CASEY
                                     -----------------------------------------
                                                  James W. Casey
                                     Director, Vice President, Chief Financial
                                          Officer, Secretary and Treasurer

                                 EXHIBIT INDEX

EXHIBIT
- -------
 Ex-27  -- Financial Data Schedule