Form 10-K/A
period 1995-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 1996-08-16
CIK 741114

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB/A


  [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Paid).

  [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (No Fee Required).

                    For Fiscal Year Ended December 31, 1995
                       Commission File Number:   1-11900


                      INTEGRATED SECURITY SYSTEMS, INC.
                      ---------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)



            Delaware                                75-2422983
  ----------------------------         ------------------------------------
    (State of Incorporation)           (I.R.S. Employer Identification No.)


  8200 SPRINGWOOD DRIVE, SUITE 230, IRVING, TEXAS 75063     (214) 444-8280
         (Address including zip code, area code and telephone number of Registrant's executive offices.)


Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                Name of Each Exchange on Which Registered
- -------------------                -----------------------------------------
Common stock, $.01 par value       Boston Stock Exchange
Warrants for common stock          Nasdaq

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.                                                            [ ]

Issuer's revenues for its most recent fiscal year: $7,622,219

As of February 23, 1996, 3,829,693 shares of the Registrant's common stock were outstanding and 2,300,235 warrants were outstanding.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of February 23, 1996 - $3,071,000. This amount was computed by reference to the average of the bid and asked prices of registrant's common stock.

                               TABLE OF CONTENTS



Item No.                                                                    Page
- --------                                                                    ----
                                     Part I

1.  Description of Business                                                  3-5

2.  Description of Properties                                                5-6


                                    Part II

5.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                               7-11

6.  Financial Statements                                                   12-29


                                   Part IV

12. Exhibits, Lists and Reports on Form 8-K                                30-34

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Integrated Security Systems, Inc. ("ISSI") designs, develops, manufactures, sells and services commercial and industrial security and traffic control products including warning gates, crash barriers, lane changers, navigational and airport lighting, and electronically-controlled security gates. Through its predecessors, the Company has sold these products since 1925 and has installed them in thousands of locations across the country. The Company also develops and markets "intelligent" or programmable security systems that integrate multiple security devices and subsystems for governmental, commercial and industrial facilities. Applications for these systems include perimeter security for airports, access control for commercial office buildings, and video surveillance for warehouses. By integrating different commercially available security products such as automatic gates, access control panels, video cameras, switchers, recorders, and badge identification systems, the Company provides turnkey security solutions that perform automated user-defined security functions.

     At present, a customer with multiple security needs such as perimeter security, access control or video surveillance typically must design, develop and integrate each security function internally or utilize several outside vendors. By combining multiple security functions into an integrated system or network, the Company allows customers to reduce costs and human error while increasing the level of security for asset protection and personnel safety. ISSI also has exclusive licenses for certain video and electronic funds transfer ("EFT") technologies. The licensed video technology can be used in CCTV security applications and the licensed EFT software can be used in systems which integrate, for example, parking garages and retail operations. By integrating EFT (credit cards, debit cards, check verification, etc.) into security systems, Innovative Security Technologies, Inc. ("IST") can provide users, such as universities, with a single card solution to students and faculty for identification, dormitory and parking access, cafeteria purchases and automatic teller machine withdrawals.

     Because of increasing crime rates, increased emphasis on corporate security, and end user demands for more automated security products, the Company believes that the industry trend will continue toward more sophisticated, outsourced systems that offer the ability to automate several security functions simultaneously. As a result, the Company has developed a PC-based facility management system called Intelli-Site that integrates all security functions across an entire enterprise including remote sites.

     The Company distributes its products and services through direct sales, dealer/distributor factory-direct purchasing networks, consultants and other system integrators.

CORE BUSINESS PRODUCTS AND PRODUCT STRATEGY

Road and Bridge:  B&B Electromatic, Inc. ("B&B")

     B&B, the Company's manufacturing subsidiary in operation since 1925, designs, manufactures, and markets warning gates, crash barriers (anti-terrorist or traffic control), lane changers, navigational lighting, airport lighting and perimeter security gates and operators. Road and bridge products are usually custom-designed and are sold through B&B's direct sales channel. Custom contracts have a wide range of value from $5,000 to over $500,000 with contract fulfillment ranging from several months to one or more years.

     B&B plans to continue to focus on the rebuilding of the federal and state road and bridge infrastructures by continuing its long established relationships with the network of architectural firms that focus on these projects. These firms tend to specify B&B products for their projects due to the reputation of high quality designs of B&B products. In addition, ISSI will continue to incorporate B&B's road and bridge reputation into its more recently established perimeter security core business.

     Until August 1995, Automatic Access Controls, Inc. ("AAC"), an affiliate, was the only authorized distributor of B&B perimeter security. AAC operations were discontinued in 1995. Since then, perimeter security sales have increased both in volume and effective price.

Perimeter Security: B&B Electromatic, Inc. ("B&B")

     B&B manufactures gate operators and aluminum gate panels which it sells to dealers and distributors. Gate panels are movable portions of an enclosure used for pedestrian and vehicular site access and egress. Gate operators are automated mechanisms designed to open and close gate panels under electronic control. B&B perimeter security products average between $1,000 and $8,000 per order with delivery times from less than a week to several weeks depending upon whether the item is custom-built or a standard product. Perimeter security products are also integrated into IST's Intelli-Site systems and resold as a subsystem by IST to its clients.

Electronic Security Systems:  Tri-Coastal Systems, Inc. ("TCSI")

     TCSI designs, sells, installs and services electronic security systems primarily for commercial and industrial buildings using standard "off-the-shelf" subsystems from various manufacturers. TCSI will often provide the subsystem components for an IST integrated system sale. In addition, TCSI provides maintenance services and monitoring services for both its own and IST's end users.

Integrated Systems:  Innovative Security Technologies, Inc. ("IST")

     IST designs, develops and markets fully integrated turnkey facility management systems. Since its inception in 1993, IST has been developing and testing a proprietary hardware and software product called Intelli-Site, a user-defined, PC-based systems integration platform. IST is developing a direct sales channel to provide total security and other facility management functions (i.e., HVAC, EFT payment systems, parking systems, etc.) to customers not serviced by dealers or, for various reasons including the unavailability of turnkey products and services, choose not to use dealers. IST's strategy is to exploit industry outsourcing trends by directly marketing and servicing its proprietary Intelli-Site integrated turnkey system to end users and to other system integrators.

     The two industry-unique features of Intelli-Site are its ability to integrate any vendor's security devices or sub-system (vendor independency) and its ability to have the system's automated functionality be defined by the end user at any time, within minutes, without programming (dynamic functionality). The Company knows of no other product with these features.

     Intelli-Site is a standard product that competes against custom-designed systems. Since Intelli-Site is a standard product, it offers a significant price advantage over custom-developed systems by eliminating software development costs and reducing the time to delivery. Custom-designed systems may cost $500,000 and can run as high as $10 million or more. Intelli-Site systems cost much less than a custom-designed system with approximately the same level of integration. However, custom system functions cannot be changed by the user without paying for, and waiting for, another custom development cycle. Intelli-Site systems, depending on the configuration and number of integrated devices, can be sold for as little as $50,000 to over $1 million and are user definable. The Company believes that 137,000 U.S. companies have budgeted between $50,000 and $600,000 for security purposes. Intelli-Site, because of the price discontinuity between standard products and custom products, can penetrate these companies with little or no competition from custom-design system integrators.

     Having completed its customer on-site testing, IST received its first commercial sales orders in 1995 to a major Texas semiconductor facility and an Arizona copper mining facility.

WARRANTY

     The Company has two-year or five-year warranties on products it manufactures. The Company provides for replacement of components and products that contain manufacturing defects. When the Company uses other manufacturer's components, the warranties of the other manufacturers are passed to the dealers and end users. To date, the servicing and replacement of defective components and products have not been material.

BACKLOG

     The Company's backlog, calculated as the aggregate sales prices of firm orders received from customers less revenue recognized, was approximately $2.9 million at December 31, 1994 compared to $3.5 million at December 31, 1995. The Company expects that the majority of this backlog will be filled during 1996 with the balance to be filled in 1997.

INTELLECTUAL PROPERTY

     On March 16, 1993, the Company entered into an agreement with COMTRAC Corporation ("CTC") that grants to the Company a worldwide, irrevocable, paid-up license to use CTC's proprietary transaction processing systems, applications and communications software and related hardware for use in security-related systems and systems integrating security and electronic funds transfer functions, all of which are components of the Intelli-Site integration platform. The license is exclusive until March 16, 1996. The Company paid $250,000 for this license.

     Also on March 16, 1993, the Company entered into an agreement with DesignTech, Inc. ("DTI") that grants the Company a worldwide license to use DTI's proprietary interactive Digital Video Interface system technology for security-related functions, which may constitute a part of the Intelli-Site system platform. This license is exclusive for two years and is nonexclusive thereafter. Under the agreement, for a period of five years, the Company pays DTI a royalty of 1% of the Company's total gross revenues derived from products using the licensed technology. The royalty declines to 0.25% for cumulative gross revenues exceeding $20,000,000.

EMPLOYEES

     As of December 31, 1995, the Company employed 95 people, all in full-time positions. None of the Company's employees is subject to collective bargaining agreements. The Company believes that relations with its employees are good.


ITEM 2. DESCRIPTION OF PROPERTIES

     B&B owns its manufacturing and office facility in Norwood, Louisiana.
This facility consists of approximately 26,000 square feet of manufacturing and office space on five acres of land. The office portion of this facility is subject to mortgages that as of December 31, 1995 had principal balances of approximately $384,000, carry a variable interest rate of 0.5% above the prime or base lending rate of the lender, require monthly payments of $3,720, and mature in 1996 and 2002, at which time the principal balances are due in full. The mortgages are guaranteed by the principal stockholder.

     The Company occupies 13,038 square feet of office and warehouse space in Irving, Texas, under a lease expiring on October 6, 1997, with monthly rent of $6,790, plus the costs of utilities, property taxes, insurance, repair/maintenance expenses and common area utilities. The Company also occupies 1,200 square feet of office and warehouse space in Baltimore, Maryland, under a lease expiring on May 31, 1997, with a monthly rent of $660 plus all utilities and property taxes. The Company sublets a portion of the Baltimore facility to a distributor of perimeter security products.

     During the fourth quarter of the year, the Company's historically busiest quarter, the manufacturing facility is operating close to capacity. However, during the first three quarters of the fiscal year, the Company is able to manage production so that the plant operates within capacity. When the Company is able to obtain permanent financing, the Company plans to further expand its manufacturing facility in Norwood by constructing a 33,000-square foot building behind the existing administration and engineering building. Until such time, the Company expects that the plant can continue to meet current and anticipated levels for the next few years.

     The Company believes that the properties, equipment, fixtures and other assets of the Company located within the Company's facilities are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreements described above are not renewed, and that its existing facilities are adequate to meet current requirements.

                                    PART II


ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company designs, develops, manufactures, sells and services commercial security and traffic control products including gates, crash barriers, lane changers, and navigational and airport lighting. In addition, the Company develops and sells integrated security systems that control and monitor access to governmental, commercial and industrial sites such as airports, prisons, offices, warehouses and parking facilities. The Company is a holding company that conducts its operations principally through three wholly owned subsidiaries: B&B Electromatic, Inc. ("B&B"), Innovative Security Technologies, Inc. ("IST") and Tri-Coastal Systems, Inc. ("TCSI").

     The Company was incorporated on December 19, 1991. Effective as of January 1, 1992, the Company acquired B&B from an affiliate in a transaction which was accounted for similar to a pooling of interests. B&B designs, manufactures, and distributes commercial and industrial security products, and traffic control gates, barriers and lighting for the road and bridge industry. B&B has been in operation since 1925.

     Effective January 1, 1992, the Company purchased all of the outstanding stock of AAC, an independent distributor of commercial and industrial security products. ISSI discontinued the operations of AAC during 1995. Accordingly, AAC is presented as discontinued operations for all periods.

     On March 16, 1993, the Company organized IST, which is a retail seller of security products and microprocessor-based systems to large customers. On August 23, 1993, the Company announced the development of its PC-based security network, the Intelli-Site, that integrates multiple security functions into a centralized management system for single and/or multiple site locations. IST will be responsible for the sales and marketing of this product. The first beta site installations for this product were completed during the fourth quarter of 1994 and early first quarter 1995.

RESULTS OF OPERATIONS

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     SALES. The Company experienced a $247,000 (3%) increase in sales from 1994 to 1995 from $7.4 million to $7.6 million, respectively. This increase is primarily attributable to increased sales at B&B, net of the discontinuance of the AAC operations. During the fourth quarter of 1995 sales increased to $3.5 million compared to $1.9 million for the comparable 1994 quarter. Record sales at B&B accounted for this 84% increase over prior year.

     For the period ended December 31, 1995, approximately 94% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 82% for 1994.

     COST OF SALES AND GROSS PROFIT. Gross profit as a percent of sales decreased to 45% in 1995 from 53% in 1994. This decrease was due to a less favorable product mix from the prior year. During 1994, the Company experienced higher sales of road and bridge products compared to perimeter security products which have higher gross margins. Also during 1995 obsolete inventory totaling $125,000 was written off.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $2.8 million for the 1994 12-month period to $4.6 million for the comparable 1995 period. The majority of this increase is due to one-time expenses of approximately $1 million for severance obligations to a former officer and for the write-off of acquisition fees. The remaining increase is caused by non-recurring expenses associated with employee terminations, legal fees associated with litigation dating from 1994 and amortization expense of origination fees for 1994 loans.

     During 1995, the Company received notice from the target company that was the subject of recent acquisition efforts that the target company no longer wished to continue discussions. Although the Company continues to pursue an acquisition strategy with other candidates in similar or complementary industries, $511,000 of costs and fees previously incurred in connection with this acquisition target and deferred at the time of being incurred, were charged to operations in the quarter ended September 30, 1995.

     INTEREST EXPENSE. Interest expense increased $192,000 for the 12-month period from $151,000 in 1994 to $343,000 in 1995. This increase is primarily attributable to interest on bridge financing that was entered into during the third and fourth quarters of 1994, amortization of debt discount pertaining to the aforementioned bridge financing and higher interest costs for the accounts receivable financing facility.

     DISCONTINUED OPERATIONS. The operations of the AAC subsidiary are reflected as discontinued operations for all periods. During the second quarter of 1995, the decision was made to discontinue the operations of this subsidiary. The Company recorded a reserve of $425,000 during the second quarter of 1995 for inventory and asset disposition, as well as office closings and staff reductions. During the third and fourth quarters of 1995, the Company reversed $65,000 of this accrual as actual costs became more determinable.

     INCOME TAXES. In assessing the likelihood of realization of the deferred tax asset, the Company primarily considered the trend of the Company's operating results toward profitability. The 1995 operating results, net of non-recurring expenses, were in line with 1994. The Company anticipates a positive trend to develop in 1996 since all non-recurring amounts have been recognized in 1995, except for an anticipated seasonal loss in the first quarter of 1996. This positive trend will be boosted by the sales roll-out of Intelli-Site. These factors, coupled with the current growth of the security industry, were considered positive factors in this assessment. Since the net operating loss carryforward does not begin to expire until 2007, the Company anticipates that all recognized carryforward benefits will be fully utilized before this expiration date arrives. As there are no significant temporary differences in the Company's tax calculation, realization will be primarily achieved by increased profitability. The Company anticipates that its move to profitability in 1996 and beyond will be dependent on its success in three areas: (i) sales - continued increases in sales at all subsidiaries plus a positive response to the Intelli-Site product; (ii) profit margins - continued focus on increasing margins at IST, while maintaining the current margins at B&B; and (iii) cost control - continued cost control at all subsidiaries.

     Notwithstanding the above positive factors, the Company has adopted a conservative posture by providing a valuation reserve of 82% of the deferred tax asset as of December 31, 1995. Further recognition of the asset will be dependent on the Company attaining profitability targets that have been established. The realizability of the net deferred tax asset will be reviewed on a quarterly basis. The provision for income taxes for 1995 consists of state income taxes for the Company's subsidiary, B&B.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     SALES. The Company experienced a $3.6 million (96%) increase in sales from 1993 to 1994 from $3.7 million to $7.3 million, respectively. This increase is attributable to increased business at B&B. Sales in the Company's road and bridge business increased approximately 87% in 1994 compared to 1993. Contributing to this increase were shipments to the State of Florida, the City of Houston and a $1.7 million contract for roadway products with the Illinois Department of Transportation.

     For the year ended December 31, 1994, approximately 95% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 100% for 1993.

     COST OF SALES AND GROSS PROFIT. Gross profit as a percent of sales increased from 51% in 1993 to 53% in 1994. This increase was primarily due to increased sales in the Company's road and bridge business, which generally has a higher gross margin than individual perimeter security products.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 43% from $1.9 million in 1993 to $2.8 million in 1994. This increase is primarily due to increased selling, general and administrative expenses at B&B as a result of the significantly higher sales activity, and to increased costs incurred in 1994 relating to the marketing of Intelli-Site (the Company's PC-based site security system). As a percent of sales, selling general and administrative expenses decreased to 38% in 1994 from 52% in 1993.

     RESEARCH AND DEVELOPMENT. Expenses for research and development decreased 84% to approximately $79,000 in 1994 from approximately $509,000 during 1993 as the Company began to capitalize software development costs in 1994 associated with the development of the Intelli-Site project. The technological feasibility of Intelli-Site was established in 1994 in accordance with FAS 86. Capitalized software development costs were approximately $391,000 for 1994.

     PROVISION FOR INCOME TAXES. As of December 31, 1993, the Company had a net operating loss carryforward of $3.1 million from losses incurred in prior years. Through the second quarter of 1994, the Company had not recognized any deferred tax assets in accordance with FAS 109, "Accounting for Income Taxes." During the third and fourth quarters of 1994, a portion of this deferred tax asset was recognized (approximately $180,000). The resulting credit to Provision for Income Taxes was partially offset by approximately $140,000 of state income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

     The Company does not presently have sufficient cash on hand or available from its factoring facility to meet all obligations that are due or will come due in 1996. The factors which led to the independent auditors' report that substantial doubt existed about the Company's ability to continue as a going concern still exist. By June of 1996, $951,000 of the Company's notes payable are due. The Company is currently exploring various sources of financing including the sale of convertible preferred stock and a new bank financing agreement.

     On March 1, 1996, the Company entered into a private placement non-binding letter of intent with an investment banking firm for the sale of up to 62,500 units comprised of one share of convertible preferred stock and 15 common stock purchase warrants for $20.00 per unit. Each share of convertible preferred stock is convertible into 30 shares of common stock at the option of the Company if (i) the closing bid price of the common stock is at least $2.00 for 20 of 30 consecutive trading days and (ii) the shares of common stock to be received upon conversion are registered or otherwise qualified for sale. Each warrant is entitled to purchase one share of common stock at an exercise price of $1.00 during the five-year period from the close of the offering. The Company expects such convertible preferred stock offering will be completed during 1996 and 1997 for a total of $2.5 million if the offering is fully subscribed. There can be no guarantee of this based upon the fact that this is a best efforts offering.

     The Company is currently negotiating with bank lenders to obtain a new long-term financing agreement for approximately $900,000. The Company intends to use such bank financing to repay existing mortgages which amount to approximately $400,000 at December 31, 1995, and to repay a portion of the outstanding bridge loans.

     Should the convertible preferred stock offering or the bank financing not be successful, the Company will likely be required to take additional steps including negotiating extended payment agreements with major creditors, factoring additional amounts, and implementing additional cost reductions which may delay revenue growth.

     The Company's cash position increased by $2,000 during 1995. The Company generated $879,000 from operations during this period as compared with $775,000 used by operations during 1994. This was primarily accomplished with increased collections of accounts receivable, either directly or through a factoring agreement, and extending payment terms for accounts payable and accrued liabilities. These sources of cash were partially offset by increased inventory. Discontinued operations provided $1,018,000 of cash during the 12 months ended December 31, 1995, $1,275,000 through collections of accounts receivable and sales of assets, net of $257,000 paid out for accounts payable and liabilities, compared to providing $493,000 in the same 1994 period. The Company used approximately $246,000 during the 12 months ended December 31, 1995 to fund development of the Intelli-Site project and to purchase approximately $52,000 of fixed assets. During 1995, the Company used $578,000 for financing activities. A line of credit of $847,000 was repaid in its entirety, along with payments of $151,000 on notes and long-term debt. Conversely, the Company received $144,000 from warrantholders exercising warrants, borrowed $98,000 from an officer of the Company, and borrowed $150,000 from a lending institution.

     On April 11, 1995, the Company repaid a bank line of credit in its entirety with funds drawn against a credit facility with the same financial institution entered into on that date to factor accounts receivable with recourse. Such repayment released a $350,000 certificate of deposit and accumulated interest. This factoring facility expires April 15, 1996, has a factoring fee of 3.13% and a maximum borrowing amount of $1,400,000. As of December 31, 1995, the Company had factored receivables of approximately $1,103,000.

     During June and July 1995, the Company borrowed $150,000 from a financial institution. This loan due December 24, 1995, at an interest rate of 11%, and is secured by a second mortgage on real estate. This loan has been extended until June 27, 1996.

     During the first quarter of 1995, a principal stockholder contributed common stock and equipment to the Company and agreed to cancel the related equipment lease with the Company in exchange for cancellation of the balance of a note payable to the Company and related interest. This transaction resulted in an increase in stockholders' equity of $87,000.

     During December 1995, the Company obtained an extension of the due dates of certain outstanding bridge loans. These loans are in the principal amount of $789,000 and are secured by certain of the Company's accounts receivable, equipment and inventory. The loan agreements were due between September and November 1995. All loans have been extended to April 29, 1996 in exchange for warrants and an increased interest rate from 14% to 16%.

     On January 5, 1996, the Company issued $683,353 of convertible preferred stock at $20 per share. The Company had received subscription agreements in December 1995 for this amount, but issuance was contingent upon the release of a conditional listing by Nasdaq. This release was granted on January 12, 1996 and the preferred shares were issued. This stock is redeemable by the Company upon 30 days' written notice at $22 per share, is convertible to common stock equal to the number of Preferred Shares times $20 divided by the conversion price ($.67) and pays dividends semi-annually at 10%.

CAPITAL EXPENDITURES

     The Company acquired approximately $52,000 and $129,000 of machinery and equipment in 1995 and 1994, respectively, principally for its manufacturing facility.

     The Company currently plans to further expand its manufacturing facility in Norwood, Louisiana, which is expected to cost approximately $1.4 million. This expansion is expected to be funded through a combination of earnings and bank financing in 1997. At December, 31 1995, the Company had incurred approximately $153,000 of these costs.

     In 1994, the Company began capitalizing software development costs in accordance with FAS 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." In 1995, the amount capitalized was approximately $246,000, for a total amount capitalized of approximately $637,000. The Company completed its first sale of the Intelli-Site system in March 1996, and will begin amortizing these costs in 1996 over the expected life of the product.

EFFECTS OF INFLATION

     The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

SEASONALITY

     Historically the Company has experienced seasonality in its business due to fluctuations in the weather. The Company typically experiences a decline in sales and operating results and expects to incur a loss during the first quarter of the year due to winter weather conditions.

ENVIRONMENTAL MATTERS

     The Company believes that it is in compliance with all applicable environmental regulations. Compliance with these regulations has not had, and is not anticipated to have, any material impact upon the Company's capital expenditures, earnings or competitive position.

   INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED
                             FINANCIAL STATEMENTS




ITEM 6. FINANCIAL STATEMENTS
        --------------------                                               Page
                                                                           ----
Report of Independent Accountants                                             13


Consolidated Balance Sheets as of December 31, 1995 and 1994                  14


Consolidated Statements of Operations for the years ended
December 31, 1995 and 1994                                                    15


Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1995 and 1994                                                    16


Consolidated Statements of Cash Flows for the years ended
December 31, 1995 and 1994                                                    17


Notes to Consolidated Financial Statements                                 18-29




All financial statement schedules are omitted since they are not required, are not applicable, or the information required is included in the Consolidated
                  Financial Statements or the Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
the Stockholders of Integrated Security Systems, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Integrated Security Systems, Inc. and its subsidiaries (the Company) at December 31, 1995 and 1994 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, $951,000 of the Company's notes payable are due by June 1996. The Company's current cash flow from operations is not sufficient to permit the Company to repay such debt on the due date. The Company has not been able to secure permanent refinancing of such debt and the holders of the debt have not extended the terms of the debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 3. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.





PRICE WATERHOUSE LLP

Dallas, Texas
March 14, 1996

                       INTEGRATED SECURITY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                         December 31,
                                                                  ----------------------------
                                                                      1995            1994
                                                                  ------------    ------------
                           ASSETS

Current assets
   Cash                                                           $    209,655    $     10,523
   Accounts receivable, net of allowance for doubtful accounts
     of $54,558 and $34,865, respectively                            1,761,701       1,849,665
   Inventories                                                         854,888         721,306
   Restricted cash                                                     157,851         354,982
   Other current assets                                                 38,221          42,688
   Net assets of discontinued operations                                76,807       1,458,534
                                                                  ------------    ------------
       Total current assets                                          3,099,123       4,437,698

Property and equipment, net                                          1,068,123       1,032,524
Capitalized software development costs                                 923,932         599,444
Deferred income taxes                                                  205,384         205,384
Other assets                                                            10,943         292,560
                                                                  ============    ============
       Total assets                                               $  5,307,505    $  6,567,610
                                                                  ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $  1,484,152    $    435,318
   Accrued liabilities                                               1,044,450         450,308
   Notes payable                                                       950,947       1,778,905
   Notes payable to related parties                                      4,000          56,713
   Current portion of long-term debt                                    96,451         144,306
   Net liabilities of discontinued operations                          332,866         589,794
                                                                  ------------    ------------
       Total current liabilities                                     3,912,866       3,455,344
                                                                  ------------    ------------

Long-term debt                                                         213,899         238,768

Stockholders' equity:
   Convertible preferred stock, $0.01 par value, 750,000 shares
    authorized, 34,165 issued and outstanding                            6,833            --
   Common stock, $0.01 par value, 11,000,000 shares authorized,
     3,730,738, and 3,519,290, respectively, shares issued
     and outstanding                                                    37,307          35,192
   Additional paid-in-capital                                        7,185,084       6,047,883
   Accumulated deficit                                              (5,929,734)     (3,065,515)
   Treasury stock                                                     (118,750)           --
   Stockholder receivable, net                                            --          (144,062)
                                                                  ------------    ------------
       Total stockholders' equity                                    1,180,740       2,873,498
                                                                  ------------    ------------
           Total liabilities and stockholders' equity             $  5,307,505    $  6,567,610
                                                                  ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         For the Year Ended
                                                                            December 31,
                                                                   ----------------------------
                                                                       1995            1994
                                                                   ------------    ------------
Sales                                                              $  7,622,219    $  7,374,637
Cost of sales                                                         4,200,723       3,481,131
                                                                   ------------    ------------
Gross margin                                                          3,421,496       3,893,506
                                                                   ------------    ------------

Operating expenses:
   Selling, general and administrative                                4,634,963       2,807,372
   Research and product development                                      46,199          79,267
                                                                   ------------    ------------
                                                                      4,681,162       2,886,639
                                                                   ------------    ------------

Loss from operations                                                 (1,259,666)      1,006,867

Other income (expense):
   Interest income                                                       14,957          42,207
   Interest expense                                                    (343,012)       (150,525)
   Other                                                                    209             913
                                                                   ------------    ------------

Income (loss) from continuing operations before income taxes         (1,587,512)        899,462
(Provision) benefit  for income taxes                                   (62,102)         64,354
                                                                   ------------    ------------
Income (loss) from continuing operations                             (1,649,614)        963,816

Discontinued operations:
   Loss from discontinued operations                                   (720,043)     (1,336,384)
   Loss on disposal of discontinued operations                         (494,562)           --
                                                                   ------------    ------------

Loss from discontinued operations                                    (1,214,605)     (1,336,384)
                                                                   ------------    ------------

Net loss                                                           $ (2,864,219)   $   (372,568)
                                                                   ============    ============

Weighted average common and common equivalent shares outstanding      4,014,108       3,919,705

Net loss per share:
   Continuing operations                                           $       (.41)   $        .24
   Discontinued operations                                                 (.30)   $       (.34)
                                                                   ------------    ------------
   Total                                                           $       (.71)           (.10)
                                                                   ============    ============




   The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                         ADDITIONAL                 STOCKHOLDER
                                     PREFERRED             COMMON         PAID IN     ACCUMULATED   RECEIVABLE,    TREASURY
                                SHARES    AMOUNT      SHARES   AMOUNT     CAPITAL       DEFICIT        NET           STOCK
                                ------    ------   ---------   -------   ----------   ------------  -----------   ----------
Balance at December 31, 1993              $   --   3,519,290   $35,192   $5,858,251   $(2,692,947)   $ (129,317)   $      --
Contributed capital                                                          99,632                     (14,745)
Warrant issuance                                                             90,000
Net loss                                                                                 (372,568)
                                ------    ------   ---------   -------   ----------   -----------    -----------   ---------
Balance at December 31, 1994              $   --   3,519,290   $35,192   $6,047,883   $(3,065,515)   $ (144,062)   $      --
Shares issued to officer                               2,448        25        4,259
Warrant issuance                                                            102,557
Warrant exercise                                     138,000     1,380      112,808
Stock issuance                                        71,000       710      179,165
Preferred stock issuance        34,165     6,833                            676,520
Stockholder settlement                                                       61,892                      144,062    (118,750)
Net loss                                                                               (2,864,219)
                                ======    ======   =========   =======   ==========   ============   ===========   =========
Balance at December 31, 1995    34,165    $6,833   3,730,738   $37,307   $7,185,084   $(5,929,734)   $       --    $(118,750)
                                ======    ======   =========   =======   ==========   ===========    ===========   =========





   The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            For the Twelve Months Ended
                                                                                    December 31,
                                                                           ----------------------------
                                                                               1995            1994
                                                                           ------------    ------------
Cash flows from operating activities:
   Net loss                                                                $ (2,864,219)   $   (372,568)
   Adjustments to reconcile net loss to net cash provided (used)
     by operating activities:
       Depreciation                                                             175,428         155,369
       Amortization                                                             345,533          88,242
       Bad debt expense                                                          17,096          23,800
       Non-cash related party expenses                                           24,521         (47,426)
       Deferred income taxes                                                       --          (205,384)
       Provision for inventory reserve                                           17,909            --
       Net change in assets and liabilities from discontinued operations      1,018,324         492,857
       Changes in operating assets and liabilities:
           Accounts receivable                                                  459,212        (910,414)
           Inventories                                                         (112,328)         (4,127)
           Other assets                                                         227,939        (139,866)
           Accounts payable                                                     806,872        (184,256)
           Accrued liabilities                                                  762,410         328,414
                                                                           ------------    ------------
                Net cash provided (used) by operating activities                878,697        (775,359)
                                                                           ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                                           (52,416)       (308,683)
   Capitalized software costs                                                  (245,799)       (391,107)
                                                                           ------------    ------------
                Net cash used by investing activities                          (298,215)       (699,790)
                                                                           ------------    ------------

Cash flows from financing activities:
   Payments received on stockholder receivable                                     --           132,314
   Payments on capital lease obligations                                           --            (8,412)
   Issuance of common stock                                                     143,738            --
   Net borrowings (payments) on line of credit                                 (847,317)        285,207
   Payments on notes payable and long-term debt                                (151,373)        (59,566)
   Proceeds from notes payable and long-term debt                               278,417       1,038,497
   Loan origination fees                                                         (1,946)       (218,580)
                                                                           ------------    ------------
                Net cash provided (used) by financing activities               (578,481)      1,169,460
                                                                           ------------    ------------

Increase (decrease) in cash:                                                      2,001        (305,689)
Cash at beginning of year                                                       365,505         671,194
                                                                           ------------    ------------
Cash at end of period                                                      $    367,506    $    365,505
                                                                           ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

   Integrated Security Systems, Inc. ("ISSI" or the "Company") was formed in December 1991 to leverage highway traffic control and security core businesses into turnkey security solutions for "middle market" commercial and industrial businesses. The middle market is defined as commercial, industrial and institutional companies or government agencies which budget $50,000 to $600,000 annually to meet their security needs. The two types of security targeted by ISSI are asset protection and personal safety.

   In order to provide turnkey security solutions to the middle market, several key operating components and technologies have been vertically integrated into the Company. To date, ISSI created internally, or acquired, a gate and barrier engineering and manufacturing facility, B&B Electromatic, Inc. ("B&B"), a PC-based control system which integrates discrete security devices, Innovative Security Technologies, Inc. ("IST"), and an installation and service company, Tri-Coastal Systems, Inc. ("TCSI"). ISSI also has a subsidiary that was a distributor of commercial and industrial perimeter security products, Automatic Access Controls, Inc. ("AAC"). The operations of this subsidiary were discontinued during 1995.

2. SIGNIFICANT ACCOUNTING POLICIES

   CONSOLIDATION

   The consolidated financial statements include the Company and its wholly-owned subsidiaries, B&B, IST, TCSI and AAC. All significant intercompany transactions and balances have been eliminated.

   CASH

   Cash is comprised of highly liquid instruments with maturities of three months or less. In 1994, a certificate of deposit of $354,982, securing a note payable, is reflected as Restricted Cash. No such certificate of deposit exists in 1995. At December 31, 1995 restricted cash of $157,851 was recorded related to a factoring arrangement (see Note 6). For the purposes of the consolidated statement of cash flows, cash includes restricted cash.

   INVENTORIES

   Inventories are primarily carried at the lower of cost or market using the first-in, first-out method.

   PROPERTY AND EQUIPMENT AND DEPRECIATION

   Property and equipment are recorded at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line and accelerated methods. Estimated useful lives range from 3 to 31 years. Depreciation expense includes amortization of assets recorded as capital leases.

   INTANGIBLE ASSETS AND AMORTIZATION

   Goodwill resulted from the acquisitions and is amortized using the straight-line method over a period of ten years.

   Amortization expense for goodwill for the years ended December 31, 1995 and 1994, respectively, was $1,144 and none.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

   It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. Each business unit to which these intangible assets relate is reviewed to determine whether future cash flows over the remaining estimated useful life of the asset provide for recovery of the carrying value of the assets. If assets are being carried at amounts in excess of estimated gross future cash flows, then the assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

   INCOME TAXES

   The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under the liability method, deferred taxes are provided for tax effects of differences in the basis of assets and liabilities arising from differing treatments for financial reporting and income tax purposes using currently enacted tax rates.

   REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

   The Company recognizes revenue from sales at the time of shipment. The Company's accounts receivable are generated from a large number of customers in the traffic and security products market. During 1994, the Illinois Department of Transportation was the only customer to account for 10% or more of the Company's consolidated revenues ($1.7 million). No single customer accounted for 10% or more of revenues in the year ended December 31, 1995.

   SOFTWARE DEVELOPMENT COSTS

   The Company accounts for software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"). During the years ended December 31, 1995 and 1994, respectively, $245,799 and $391,107 in software development costs qualified for capitalization pursuant to FAS 86 for a total of $636,906 of capitalized software development costs. Beginning in 1996, the Company expects to amortize its capitalized software costs using the straight-line method over a period of five years.

   During 1993, the Company entered into a license and distribution agreement for certain proprietary technology. In connection with this agreement (see
   Note 9), the Company paid $250,000 to an affiliate controlled by the Company's former parent for the right to use the technology, which is being amortized using the straight-line method over a period of five years from the acquisition date.

   The Company expenses all other research and product development costs as they are incurred.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying values of the Company's accounts receivable, notes receivable, accounts payable, note payable and other debt instruments approximate the fair values of such financial instruments.

   NET LOSS PER SHARE

   Net loss per common share is computed using the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted and primary loss per share data are the same for each period presented.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

   ESTIMATES

   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual amounts could differ from these estimates.

   STATEMENT OF CASH FLOWS

   Supplemental cash flow information for the year ended December 31:


                                                 1995      1994
                                               --------  --------
               Cash paid for interest expense  $295,469  $140,306
               Cash paid for income taxes       $63,615   $78,173



   During 1995, accounts payable to unrelated parties of $139,141 and notes and accrued liabilities to related parties of $469,212 were converted by the Company's creditors into convertible preferred stock. As described more fully in Note 9, the Company had non-cash transactions with its principal stockholder.

   RECLASSIFICATION

   Certain reclassifications of prior year amounts have been made to conform to the fiscal 1995 presentation.

3. LIQUIDITY

   During 1995, the Company financed operating activities through working capital, bridge loans and negotiating extended payment terms with vendors. The Company currently does not have adequate cash on hand or available to meet its debt obligations which will become due in 1996. By June 24, 1996, $951,000 of notes payable are due.

   On March 1, 1996, the Company entered into a best efforts private placement agreement with an investment banking firm for the sale of up to 62,500 units comprised of one share of convertible preferred stock and 15 common stock purchase warrants for $20.00 per unit. Each share of convertible preferred stock is convertible into 30 shares of common stock at the option of the Company if (i) the closing bid price of the common stock is at least $2.00 for 20 of the preceding 30 trading days and (ii) the shares of common stock to be received upon conversion are registered or otherwise qualified for sale. Each warrant is entitled to purchase one share of common stock at an exercise price of $1.00 during the five-year period from the close of the offering. The Company has received additional bridge loan financing of $150,000 from affiliates of the investment banking firm during March 1996 to provide working capital until a private placement agreement can be sold. The Company expects that the convertible preferred stock offering will be sold during 1996 for a total of $1,250,000. Additionally, the Company is negotiating with a commercial bank to refinance the mortgage on the B&B facility and provide up to $500,000 in additional working capital.

   Should the convertible preferred stock offering or bank financing negotiations not be successful, the Company will likely be required to take additional steps including negotiating extended payment agreements with major creditors, factoring or borrowing additional amounts, and implementing additional cost reductions which may delay revenue growth. If the Company is unable to extend payment terms, the Company will be forced to sell operating assets.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

4. ACQUISITION

   In September 1995, the Company acquired assets of Tri-Coastal Systems, Inc. ("TCSI"), an unrelated company in exchange for the Company's common stock valued at $55,125. The excess of the purchase price over the fair value of the assets acquired of $137,260 was recorded as goodwill. If the acquisition of TCSI had been effective as of January 1, 1995, pro forma net sales would have amounted to approximately $8.6 million and pro forma net loss from continuing operations would have been approximately $1.6 million.

5. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

   The composition of certain balance sheet accounts is as follows at December
   31:


                                          1995            1994
                                      ------------    ------------
   Inventories:
     Raw materials                    $    586,237    $    527,276
     Work-in-process                       223,052         185,030
     Finished goods                         45,599           9,000
                                      ------------    ------------
                                      $    854,888    $    721,306
                                      ============    ============
   Property and Equipment:
     Land                             $      5,264    $      5,264
     Building                              577,168         577,168
     Leasehold improvements                 48,769          48,769
     Office furniture and equipment        575,257         403,881
     Manufacturing equipment               533,167         419,476
     Vehicles                               68,304          34,443
     Construction                          153,425         152,495
                                      ------------    ------------
                                         1,961,354       1,641,496
   Less: accumulated depreciation         (893,231)       (608,972)
                                      ------------    ------------
                                      $  1,068,123    $  1,032,524
                                      ============    ============

6. NOTES PAYABLE AND LONG-TERM DEBT

   During 1994, B&B maintained a $1,000,000 line of credit with a bank under which B&B paid a commitment fee equal to .5% of the line. Borrowings were limited to 80% of qualified accounts receivable. The terms of this line of credit were: interest at the lender's prime rate; borrowings limited to 80% of qualified accounts receivable; certificate of deposit of $350,000 required; and expiration date of April 15, 1995. On April 11, 1995, the Company repaid the line of credit in its entirety with funds drawn against a Business Manager factoring facility with the same financial institution entered into on that date to factor accounts receivable with recourse. Such repayment released the $350,000 certificate of deposit and accumulated interest. This factoring facility expires April 15, 1996, has a factoring fee of 3.13%, and a maximum borrowing amount of $1,400,000. As of December 31, 1995, $1,103,275 was utilized, $157,851 of restricted cash was held, and $1,103,275 of factored accounts receivable were subject to recourse. During the year ended December 31, 1995, the Company sold $3,967,000 of its trade accounts receivable under the terms of its factoring facility agreement.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

   NOTES PAYABLE

   Notes payable consists of the following at December 31:

                                                                  1995         1994
                                                               ----------   ----------
   Bridge loans payable to unrelated individual investors;
   interest at 16%; due April 30, 1996, net of debt discount
   of $52,766 and $67,500, respectively; secured by certain
   accounts receivable, equipment and inventory                $  736,285   $  832,500

   Borrowings under bank line of credit; interest at the
   lender's prime (9.75% December 31, 1994); repaid on April
   11, 1995                                                          --        847,317

   Note payable due in monthly principal installments of
   various amounts until paid in full by June 1996, net of
   debt discount of $6,000; no interest; personally
   guaranteed by an officer                                        57,646         --

   Note payable, interest at 3.3%, due on April 1, 1996             7,016         --

   Note payable to a bank due on June 24, 1996; interest at
   11%; secured by second mortgage on real estate                 150,000         --
                                                               ----------   ----------
                                                               $  950,947   $1,679,817
                                                               ==========   ==========

    LONG-TERM DEBT

    Long-term debt consists of the following at December 31:

                                                                 1995         1994
                                                               ---------    ---------
   Term note payable to a bank; due in monthly principal
   and interest installments of $3,720 through August 2002;
   interest at the lender's prime plus .5% (10.75% at
   December 31, 1995 and 10.25% at  December 31, 1994);
   guaranteed by principal stockholder                         $ 234,365    $ 252,523

   Note payable to a bank due in monthly principal and
   interest installments of $4,060 through March 1997 when
   the balance is due; interest at 9.75% secured by
   equipment and accounts receivable                              53,265       95,286

   Note payable due in monthly principal and interest
   installments of $576 through May 1997 when the balance
   is due; interest at 8.75%; secured by equipment                 9,188       14,999

   Note payable due in monthly principal and interest
   installments of $366 through August 1997 when the
   balance is due; interest at 11%; secured by equipment           6,243       10,050

   Note payable due in monthly principal and interest
   installments of $477 through May 1997 when the balance
   is due; interest at 11%; secured by equipment                   7,289       10,216
                                                               ---------    ---------
                                                                 310,350      383,074
   Less current portion                                          (96,451)    (144,306)
                                                               ---------    ---------
   Long-term portion                                           $ 213,899    $ 238,768
                                                               =========    =========

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

    NOTES PAYABLE TO RELATED PARTIES

    Notes payable consists of the following at December 31:

                                                                       1995          1994
                                                                 ----------    ----------
   Note payable to former officer and stockholder; interest
   at 6%; due January 31, 1995; repaid in 1995                   $     --      $   56,713

   Notes payable to executive officers and members of Board of
   Directors; non-interest bearing; due on demand                     4,000        99,088
                                                                 ----------    ----------
                                                                      4,000       155,801
   Less:  current portion                                            (4,000)     (155,801)
                                                                 ----------    ----------
   Long-term portion                                             $     --      $     --
                                                                 ==========    ==========

   Payments required under all notes payable and long-term debt outstanding at December 31, 1995 are as follows:


   1996     $1,066,039
   1997         54,175
   1998         44,640
   1999         44,640
   2000         44,640
Thereafter      11,163
            ----------
            $1,265,297
            ==========

7. INCOME TAXES

   The income tax provision (benefit) is comprised of the following:


                          1995         1994
                        ---------    ---------
Current:
   Federal              $    --      $    --
   State                   62,102      141,030
                        ---------    ---------
                        $  62,102    $ 141,030
                        ---------    ---------
Deferred:
   Federal              $    --      $(205,384)
   State                     --           --
                        ---------    ---------
                             --       (205,384)
                        ---------    ---------
Tax expense (benefit)   $  62,102    $ (64,354)
                        =========    =========

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

   A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes is as follows:


                                                          1995       1994
                                                         ------     ------
Federal statutory benefit rate                              (34%)      (34%)
State income tax provision, net of federal tax benefit        4%        26%
Installment sale gain                                         2%         8%
Additional tax benefit recognized for net operating
  loss carryforward                                        --           (8%)

Net operating loss not benefited                             31%      --
Non-deductible expenses and other                             1%         1%
                                                         ------     ------
                                                              4%        (7%)
                                                         ======     ======


   Deferred tax assets are subject to a valuation allowance if their realization is less likely than not. Deferred tax assets (liabilities) are comprised of the following at December 31, 1995 and 1994:


                                                  1995            1994
                                              ------------    ------------

Gross deferred tax liability - Amortization   $    (39,915)   $    (20,535)
                                              ------------    ------------

Litigation reserve                                  57,120            --
Depreciation                                         3,343             623
Warranty reserve                                    24,733          17,253
Bad debt reserve                                    49,970         111,850
Net operating loss carryforward                  1,895,091         999,871
                                              ------------    ------------
Gross deferred tax asset                         2,030,257       1,129,597
Valuation allowance                             (1,784,958)       (903,678)
                                              ------------    ------------
Net deferred tax asset                        $    205,384    $    205,384
                                              ============    ============

   Should a cumulative change in ownership of more than 50% occur within a three year period, there could be an annual limitation on the use of the net operating loss carryforward. The Company has unused net operating loss carryforwards of $5.6 million and $2.9 million at December 31, 1995 and 1994, respectively, that begin to expire in the year 2007. The Company increased the valuation allowance because it does not expect to realize the benefit of net operating losses, except to the extent of the $205,384 deferred tax asset, in the foreseeable future.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

8. COMMITMENTS AND CONTINGENCIES

   The Company leases facilities and equipment under leases accounted for as operating leases. The Company currently does not have any capital leases. Future minimum payments for years subsequent to December 31, 1995 under capital and non-cancelable operating leases are as follows:


                                       Operating Leases
                                       ----------------
     1996                                  $119,230
     1997                                    88,790
     1998                                     4,862
     1999                                     4,862
     2000                                         0
                                           --------
     Total minimum payments                $217,744
                                           ========

   Rent expense for operating leases was $85,836 and $80,700 for the years ended December 31, 1995 and 1994, respectively.

   CONTINGENCIES

   The Company is currently a defendant in a lawsuit alleging a design and manufacturing defect which resulted in personal injuries. The Company is being defended by its insurance carrier and has denied all claims. As the case is currently in discovery, legal counsel is unable to assess the ultimate outcome of this case; however, management believes that the resolution of the case will not materially affect the Company's financial position or results of operations.

   The Company and a principal stockholder were defendants in a lawsuit that sought to recover repayment of a certain promissory note together with advances in the aggregate amount of $250,000 allegedly due and owing pursuant to a Stock Purchase Agreement. The plaintiff also alleges wrongful termination and fraud due to the termination of his employment with the Company, sought exemplary damages in an unspecified amount, together with attorney's fees and costs. The plaintiff, who formerly served as President of Automatic Access Controls, Inc., was terminated by the Company on August 16, 1993. The Company and the principal stockholder settled this case on February 8, 1996 for $175,000 cash to be paid by the Company over the next year, the issuance of 99,000 shares of common stock by the Company and the issuance of 85,000 shares of common stock by the principal stockholder. The Company recorded its proportionate share of the settlement in 1995.

9. RELATED PARTY TRANSACTIONS

   In addition to borrowings from related parties as described in Note 6, the Company has participated in the following additional related party transactions.

   AFFILIATED COMPANY

   The Company was charged $120,000 during 1994 and $30,000 during 1995 by Thomas Group Holding Company ("TGHC"), a principal stockholder, for consulting and other services.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

    STOCKHOLDERS

    In 1984, the principal stockholder of the Company who was then sole owner of B&B Electromatic, Inc. ("B&B"), purchased the land, building, and equipment of B&B for a $1,500,000 note payable (bearing interest at 10%) to B&B. In December 1991, the portion of the above transaction related to the land and building was rescinded, which decreased the note balance to $795,000. This note became an asset of the Company upon its acquisition of B&B in 1992. The note was being paid over a five-year period beginning in 1992. The gain on the sale has been deferred and offset against the note receivable, which has been classified in stockholders' equity. The net note receivable balance at December 31, 1994 was $144,062. As a result of these transactions, B&B leased from Mr. Thomas substantially all of the manufacturing equipment used at B&B's facility in Norwood, Louisiana at the current rate of $6,725 per month during 1993 and 1994. On March 31, 1995, this transaction was closed with the principal stockholder contributing common stock and equipment and canceling the related equipment lease with the Company in exchange for forgiveness of a note payable to the Company and related interest. This resulted in an increase to stockholders' equity of $87,000.

    The net note receivable at December 31, 1994 was calculated as follows:


     Outstanding principal            $ 300,262
     Less:  deferred gain              (156,200)
                                      ---------
     Note receivable                  $ 144,062
                                      =========

    During 1994, the Company received interest income on the note receivable from the principal stockholder of $25,365. No interest was received in 1995.

    SOFTWARE LICENSE

    During 1993, the Company entered into a license and distribution agreement for certain proprietary technology to be utilized as the basis for the Intelli-Site products. This license was purchased for $250,000 from COMTRAC, a company controlled at that time by ISSI's largest stockholder. This license is being amortized over five years from the acquisition date.

10. DISCONTINUED OPERATIONS

    During the second quarter of 1995, the Company adopted a plan to discontinue the operations of the wholesale distribution subsidiary, Automatic Access Controls, Inc. ("AAC"). The operations of this subsidiary were discontinued during July 1995. Provisions totaling $560,000 were recorded for estimated losses during the phase-out period, and for writedown of assets to net realizable value. During the fourth quarter of 1995, this provision was decreased by $65,000 due to better receipts than anticipated on certain assets. The December 31, 1995, assets and liabilities related to this action, totaling $76,807 and $332,866, respectively, are reported on the balance sheet as other current assets and other current liabilities. These assets and liabilities consist primarily of notes receivable, accounts receivable and other long-term liabilities.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

    Where appropriate, the financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations were:


                                            For the Period Ended
                                                 December 31,
                                            --------------------
                                              1995       1994
                                            --------    --------
                                              ($ in thousands)
Operating Revenue                           $  1,389    $  3,031
Loss from Operations                        $   (720)   $ (1,336)
Loss Per Share                              $   (.30)   $   (.34)

11. BENEFIT PLANS

    The Company has established a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation. Vesting on the Company's contribution occurs over a five-year period. The Company made no contributions in 1995 and 1994.

12. STOCK OPTIONS AND WARRANTS

    CONVERTIBLE PREFERRED STOCK

    The Company's outstanding convertible preferred stock consists of 750,000 authorized shares of $.01 par value convertible preferred stock. The preferred stock has a face value of $20.00 share. The shares are entitled to 10% dividends paid semi-annually and may be redeemed for $22 per share by the Company at its option if the Company's common stock closing bid price exceeds the conversion price for ten consecutive days with 30 days' written notice.

    Each share of convertible preferred stock has a liquidating value of $20.00 per share and is convertible into common stock at the rate of the number of preferred shares times $20.00 divided by the conversion price. The conversion price is 100% of ISSI common stock average closing bid price for the previous ten business days, on the date of investor's closing. The preferred stock was issued with four warrants granted for each share of preferred stock. These warrants to purchase the Company's common stock expire in five years and have an exercise price of $.67.

    The convertible preferred stock has liquidation preference at $20.00 per convertible share over all common shares, is secured by the stock of B&B Electromatic, Inc., and has a one-time demand registration right that must be exercised by June 30, 1996.

    The convertible preferred shares that are expected to be issued in 1996, as discussed in Note 3, may have different conversion and/or dividend rights than the convertible preferred shares presently outstanding.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

    STOCK OPTIONS

    In February 1993, the Company established a stock option plan whereby options to purchase up to 250,000 shares of common stock may be granted (the "1993 Stock Option Plan"). In December 1994, the shareholders' of the Company increased the number of shares of common stock which may be granted under this plan to 500,000. The plan is administered by the Company's Board of Directors which has the authority to establish the terms of each option grant. Under the plan, incentive stock options must be granted with an exercise price not less than the fair market value on the date of grant.

    During 1995, the Company granted incentive stock options under the 1993 Stock Option Plan to acquire 127,138 shares of common stock to certain officers and employees of the Company at exercise prices ranging from $1.563 to $2.719, which were equal to the fair market value of the underlying stock on the dates of the grants. During 1994, the Company granted incentive stock options under the 1993 Stock Option Plan to acquire 195,400 shares of common stock to certain officers and employees of the Company at exercise prices ranging from $1.406 to $2.219, which were equal to the fair market value of the underlying stock on the dates of the grants. At December 31, 1995, 92,771 of these options have been canceled and 367,333 are still outstanding.

    Also during 1994, non-qualified stock options to purchase 33,000 shares of common stock were granted to various officers and related parties. No such options were granted in 1995. The options were granted at exercise prices of $1.375, $1.50 and $1.875 in 1994, which were equal to the fair market value of the common stock on the dates of grants. The options cannot be exercised for a two year period subsequent to their issuance and can then be exercised for a period of up to ten years. During 1994, 10,000 shares of the total 33,000 shares issued were rescinded.

    Stock option transactions for the years ended December 31, 1995 and 1994 are as follows:


                                  Number of Shares     Per Share Option Price
                                  ----------------  ----------------------------
Outstanding at December 31, 1993          485,276      $2.125 - $2.50
     Granted                              218,400      $1.375 - $2.219
     Cancelled                            (28,604)     $1.375 - $2.125
                                  ---------------
Outstanding at December 31, 1994          675,072      $1.375 - $2.50
     Granted                              127,138      $1.563 - $2.719
     Cancelled                            (63,972)     $1.406 - $2.375
Outstanding at December 31, 1995          738,238      $1.375 - $2.719
                                  ===============

    Options exercisable and shares available for future grant at December 31, 1995 are as follows:

        Options exercisable                       653,007
        Shares available for grant                132,667

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

    WARRANTS

    On April 20, 1993, in connection with the Company's initial public offering, the Company issued 1,450,000 Redeemable Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $5.40 per share during the first 30 months, and $6.75 per share during the second 30 months. The warrants are subject to redemption by the Company at $0.25 per warrant upon 30 days prior written notice with the consent of the underwriters, Thomas James Associates, Inc. ("Underwriters"). As of December 31, 1995, all warrants issued remain outstanding. The warrants expire on April 20, 1998. Management believes that the exercise price of the warrants at the date of grant approximated market value.

    Also, in connection with the initial public offering, the Company issued a warrant to the Underwriters for the purchase of up to 145,000 units at a price of $6.30 per unit. A unit consists of a share of common stock and a warrant to purchase an additional share of common stock. This warrant is exercisable over a period of four years commencing April 20, 1994. Management believes that the exercise price of the warrant at the date of grant approximated market value.

    In connection with bridge financing obtained in 1993, the Company issued warrants to purchase 246,000 shares of common stock at an exercise price of $1.00 per share. As of December 31, 1995, 123,000 warrants issued remain outstanding. The warrants expire in 1998. No value has been assigned to warrants as management believes such value to be insignificant at the time of issuance.

    The Company issued warrants to purchase 211,800 shares of common stock at exercise prices of $1.06, in connection with the bridge financing obtained in 1994. As of December 31, 1995, 196,800 warrants remain outstanding and have expiration dates in 1999. Value was assigned to these warrants totaling $90,000 at December 31, 1994. Such value was amortized over the one year term of the bridge loans. The Company issued an additional 58,457 warrants in connection with this bridge financing in exchange for an extension of the bridge loans' due date to April 30, 1996. Value was assigned to these warrants totaling $58,457 at December 31, 1995. Such value is being amortized over the five-month extension term of the bridge loans.

    The Company issued 136,671 warrants in connection with the convertible preferred stock sale completed in December 1995. These warrants are exercisable at $.67 per share and expire in 2000. The value of the warrants was recorded as part of the convertible preferred stock offering.

    In connection with a note payable to a former director, the Company issued warrants to purchase 10,000 shares of common stock at an exercise price of $.75 per share. Value has been assigned to these warrants totaling $7,500 at December 31, 1995. Such value is being amortized over the five-month term of the note.

                                    PART IV


ITEM 12. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Unless otherwise indicated, all exhibits are incorporated by reference to comparable exhibits to Amendment No. 2 to the Company's registration statement on Form SB-2 No. 33-59870-FW filed April 16, 1993.

     1.1  Underwriting Agreement.

     3.1  Amended and Restated Certificate of Incorporation of the Company.

     3.11 Amendment to Restated Certificate of Incorporation of the Company.

     3.2  Amended and Restated Bylaws of the Company.

     4.1  Specimen certificate for common stock of the Company.

     4.2  Specimen certificate for Redeemable Common Stock Purchase Warrant.

     4.3 Warrant Agreement among the Company, American Stock Transfer & Trust Company, and Thomas James Associates, Inc.

     4.4  Representative's Warrant.

     9.1 Exhibit 10.28 hereof contains a voting agreement in Section 2.2 thereof.

    10.1  Integrated Security Systems, Inc. 1993 Stock Option Plan.

    10.2 Form of Integrated Security Systems, Inc. 1993 Incentive Stock Option Agreement.

    10.3 Form of Integrated Security Systems, Inc. 1993 Non-Qualified Stock Option Agreement.

    10.4 Integrated Security Systems, Inc. Non-Qualified Stock Option Agreements with each of Robert C. Pearson, William S. Leftwich, Ferdinand A. Hauslein, Jr., Gerald K. Beckman and Daniel Hampton.

    10.5 Agreement dated January 26, 1993, by and between the Illinois Department of Central Management Services and B&B.

    10.6 Promissory Note dated August 3, 1992 in the principal amount of $90,000 by and between AAC and Ferdinand A. Hauslein, Jr.

    10.7 Promissory Note dated December 31, 1992 in the principal amount of $696,669 by and between B&B and TGHC.

    10.8 Promissory Note dated December 31, 1992 in the principal amount of $170,545 by and between B&B and Lynn R. Causey.

    10.9 Letter Agreements converting certain promissory notes into common stock with each of Ferdinand A. Hauslein, Jr., TGHC and Lynn R. Causey.

    10.10 Letter Agreements extending payment date of certain promissory notes with Lynn R. Causey and Ferdinand A. Hauslein, Jr.

    10.11 Financial Consulting Contract by and between the Company and Thomas James Associates, Inc. for financial consulting services.

    10.12 Letter Agreement by and between the Company and Thomas James Associates, Inc. for Thomas James Associates, Inc. to act as a finder.

    10.13 Form of Indemnification Agreement by and between the Company and the Company's officers and directors.

    10.14 Commercial Lease dated August 6, 1984, by and among Philip R. Thomas, Wayne L. Thomas and Thomas Group Service Company, predecessor to B&B, for land, building and equipment.

    10.16 Loan Documents and Continuing Guaranty relating to a revolving line of credit in the aggregate principal amount of $750,000 to B&B from Sunburst Bank including a Loan Agreement dated August 3, 1992, by and between B&B and Sunburst Bank, a Master Note dated August 4, 1992, by and between B&B and Sunburst Bank, a Security Agreement dated August 4, 1992, by and between B&B and Sunburst Bank, a Compensating Balance Agreement dated August 7, 1992, by and between B&B and Sunburst Bank, and a Continuing Guaranty dated August 4, 1992, by and between Philip
          R. Thomas and Sunburst Bank guaranteeing the principal amount of $750,000.

    10.17 Promissory Note dated August 24, 1992, by and between B&B and Sunburst Bank in the principal amount of $300,000 and Continuing Guaranty dated August 21, 1992, by and between Philip R. Thomas and Sunburst Bank guaranteeing the principal amount of $300,000.

    10.18 Waiver of Default to Note referenced in Exhibit 10.16 hereto dated March 9, 1993 from Sunburst Bank.

    10.19 Employment Agreement dated June 1, 1991 by and between James Edwin Ray and COMTRAC Corporation.

    10.20 Lease Agreement dated March 25, 1992 and April 6, 1992, by and among the Company, Trammell Crow Company No. 90 and Petula Associates Limited for property located in Dallas, Texas.

    10.21 Lease Agreement dated November 18, 1992 by and among Joseph T. Johnson, Adaz B. Johnson and AAC for property located in Bossier City, Louisiana.

    10.22 Lease Agreement commencing April 15, 1992, by and between Crescent Realty Corporation and AAC for property located in Denver, Colorado.

    10.23 Lease Agreement commencing June 1, 1992 by and between Kelso Joint Venture and AAC, for property located in Baltimore, Maryland.

    10.24 Letter dated March 15, 1993, from Mr. Philip R. Thomas to Mr. Lynn R. Causey, President of B&B, terminating Mr. Thomas' $14,000 per month salary from B&B.

    10.25 Promissory Note dated November 28, 1990, in the principal amount of $50,000 from Thomas Group Service Company, the predecessor of B&B, to Wayne L. Thomas.

    10.26 Promissory Noted dated December 10, 1990, in the principal amount of $250,000 from Thomas Group Service Company, the predecessor of B&B, to Wayne L. Thomas.

    10.27 Letter dated January 1, 1993, from the Company to Ferdinand A. Hauslein, Jr., granting Mr. Hauslein 16,794 shares of common stock in exchange for personal guaranties.

    10.28 Stock Purchase Agreement dated December 20, 1991 by and among the Company, Philip R. Thomas and Charles W. Martin relating to the Acquisition of AAC and amendments to the Stock Purchase Agreement dated December 20, 1991, and March 16, 1993, contained in Exhibits
          10.31 and 10.44, hereto.

    10.29 Promissory Noted dated December 20, 1991 in the principal amount of $225,000 by and between the Company and Charles W. Martin and amendment to the Promissory Note dated December 20, 1991, contained in Exhibit 10.31, hereto.

    10.30 Employment Agreement dated December 20, 1991, by and between Charles
          W. Martin and the Company and amendments to the Employment Agreement dated December 20, 1991 and March 16, 1993, contained in Exhibits
          10.31 and 10.45, hereto.

    10.31 Amendment to Stock Purchase Agreement, Employment Agreement and Promissory Note dated December 20, 1991, by and among the Company, Philip R. Thomas and Charles W. Martin.

    10.32 Purchase Agreement and Form of Promissory Note in connection with the Acquisition of the Assets of Bossier Caddo Electronics dated November 18, 1992 between Fluid-Tronics, Inc., Robert Worn and AAC.

    10.33 Management Agreement by and between AAC and TGHC dated April 1, 1992.

    10.34 Management Agreement by and between B&B and TGHC dated April 1, 1988 and amendment to Management Agreement dated April 20, 1992.

    10.35 Termination Agreement by and between AAC and TGHC, dated January 1, 1993 to terminate Management Agreement.

    10.36 Termination Agreement by and between B&B and TGHC dated January 1, 1993 to terminate Management Agreement.

    10.37 License and Distribution Agreement dated March 16, 1993, by and among COMTRAC Corporation, Thomas Group Holding Company and the Company relating to analog technology for transaction processing systems.

    10.38 License and Distribution Agreement dated March 16, 1993, by and between DesignTech Incorporated and the Company relating to interactive digital video interface system technology.

    10.39 Employment Agreements between the Company and its Executive Officers.

    10.40 Non-Disclosure Agreement between the Company and its employees.

    10.41 Note relating to the $1,230,000 Bridge Financing.

    10.42 Redeemable Common Stock Purchase Warrants (2 forms) that were issued in connection with Bridge Financing.

    10.43 Agreement dated January 4, 1992 by and between the Company and Managerial Resources, Inc. for consulting services.

    10.44 Amendment to Stock Purchase Agreement dated March 16, 1993, by and between the Company and Charles W. Martin.

    10.45 Amendment to Employment Agreement dated March 16, 1993, by and between the Company and Charles W. Martin.

    10.46 Financial Consulting Agreement dated March 16, 1993, by and between the Company and Thomas James Associates, Inc.

    10.47 Merger and Acquisition Agreement by and between the Company and Thomas James Associates, Inc.

    10.48 Employment Agreement dated October 19, 1994, by and between the Company and Ferdinand A. Hauslein.

    10.49 Amendment to Integrated Security System, Inc. 1993 Stock Option Plan.

    10.50 Confidential Agreement dated February 16, 1994, by and between the Company and Thomas Group Holding Company.

    10.51 Note relating to the $900,000 Bridge Financing.

    10.52 Redeemable Common Stock Purchase Warrants that were issued in connection with the $900,000 Bridge Financing.

    10.53 Subscription Agreement dated December 28, 1995.

    10.54 Factoring Agreement from Sunburst Bank for B&B receivables.

    11.1  Statement related to computation of per common share earnings.

    21.1  Subsidiaries of the Company.

   *23.1  Consent of Price Waterhouse LLP.


* Filed herewith.

                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          INTEGRATED SECURITY SYSTEMS, INC.
                                      ------------------------------------------
                                                     (Registrant)



Date:  August 13, 1996                          /s/ GERALD K. BECKMANN
     -------------------              ------------------------------------------
                                                  Gerald K. Beckmann
                                      Director, Chairman of the Board, President
                                             and Chief Executive Officer

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER               DESCRIPTION
   -------              -----------

    *23.1       Consent of Price Waterhouse LLP.


* Filed herewith.