Form 10QSB/A
period 1996-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 1996-08-16
CIK 741114

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB/A



[ # ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.


                         Commission file number 1-11900



                       Integrated Security Systems, Inc.
       (Exact name of small business issuer as specified in its charter)



                    DELAWARE                                  75-2422983
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
                 or organization)                                No.)


 8200 SPRINGWOOD, SUITE 230, IRVING, TEXAS                          75063
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

                       INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                           --------------------------------------------
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

                       INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                       -----------------------------------
                                                                                            1996                   1995
                                                                                       -----------             -----------
                 Cash flows from operating activities:
                    Net loss from operations                                           $  (185,964)            $  (517,477)
                    Adjustments to reconcile net loss to net cash provided
                       (used) by operating activities:
                       Depreciation                                                         47,078                  38,448
                       Amortization                                                        114,495                 102,118
                       Bad debt expense                                                     (5,304)                  6,000
                       Non-cash income                                                    (263,586)                (15,872)
                       Provision for inventory reserve                                       5,566                   9,000
                       Restricted cash                                                      95,441                  (4,170)
                       Net change in assets and liabilities from
                           discontinued operations                                        (113,015)                457,837
                       Changes in operating assets and liabilities:
                           Accounts receivable                                             429,250                 240,465
                           Inventories                                                     (96,043)                (62,796)
                           Other assets                                                      3,296                 (84,627)
                           Accounts payable                                               (308,708)                (74,369)
                           Accrued liabilities                                            (320,911)                 80,163
                                                                                       -----------             -----------
                              Net cash provided (used) by operating activities            (598,405)                174,720
                                                                                       -----------             -----------

                 Cash flows from investing activities:
                    Purchase of property and equipment                                     (19,402)                (13,337)
                    Intangible assets                                                      (66,178)                     --
                    Capitalized software costs                                                  --                 (68,358)
                                                                                       -----------             -----------
                              Net cash used by investing activities                        (85,580)                (81,695)
                                                                                       -----------             -----------
                 Cash flows from financing activities:
                    Issuance of preferred stock, net                                       190,000                      --
                    Issuance of common stock, net                                          760,000                      --
                    Payments on line of credit                                                  --                 (89,595)
                    Payments on notes payable and long-term debt                           (34,773)                 (8,747)
                    Proceeds from notes payable and long-term debt                         335,000                   8,000
                    Other                                                                       --                  (1,946)
                                                                                       -----------             -----------
                              Net cash provided (used) by financing activities           1,250,227                 (92,288)
                                                                                       -----------             -----------

                 Increase in cash                                                          566,242                     737
                 Cash at beginning of period                                               209,655                  10,523
                                                                                       -----------             -----------
                 Cash at end of period                                                 $   775,897             $    11,260
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

                       INTEGRATED SECURITY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     QUARTERS ENDED MARCH 31, 1996 AND 1995

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements include the accounts of Integrated Security Systems, Inc. ("ISSI") and all of its subsidiaries (collectively, the "Company"), with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10- KSB filed March 14, 1996.

NOTE 2 - RECLASSIFICATION

         Certain reclassification of prior year amounts have been made to conform to the current period presentation.

NOTE 3 - FINANCING

         The Company has not yet been successful at obtaining permanent financing. The factors which led to the independent auditor's report that substantial doubt existed about the Company's ability to continue as a going concern still exist. The Company is actively seeking to remedy this situation, as detailed below, but as of this time no permanent solution has been established.

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

         Interest Income. Interest income for the first three months of 1996 decreased to $2,317 from $12,044 in the first quarter of 1995. During the first quarter of 1995, the Company earned interest on a $350,000 certificate of deposit placed with a bank as collateral to secure a line of credit. On April 11, 1995, the certificate of deposit and accumulated interest were released when the line of credit was repaid in its entirety.

         Interest Expense. The increase of $2,908 in interest expense during the first three months of 1996, compared to the same period in 1995, is attributable to increased interest rates and amortization of warrant costs pertaining to extensions of certain short term notes.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company has not yet been successful at obtaining permanent financing. As a result, the going concern that existed at December 31, 1996 still exists. The Company is actively seeking to remedy this situation, as detailed below, but as of this time no permanent solution has been established.

         The Company's cash position increased by $566,242 during the first quarter of 1996. The Company used $598,405 for operations during this period as compared with $174,720 generated from operations during the same period last year. This was primarily attributable to the payment of certain 1995 accounts payable and accrued liabilities, for which extended payment terms were negotiated. These uses of cash were partially offset by increased collections of accounts receivable, either directly or through a factoring agreement. Discontinued operations used $113,015 of cash during the first three months of 1996 to pay liabilities compared to providing $457,837 in the same 1995 period. During the first three months of 1996, the Company generated $1,250,227 from financing activities. Payments of $34,773 were made on notes payable and long-term debt. The Company borrowed $85,000 from a principal stockholder and received short term advances totaling $250,000 from affiliated and unaffiliated investors. The Company also received $950,000 through the sale of common and preferred stock, warrants and convertible debt, net of related expenses.

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

                                          Integrated Security Systems, Inc.
                                       ----------------------------------------
                                                    (Registrant)



Date:    August 13, 1996
      --------------------
                                              /s/ GERALD K. BECKMANN
                                       ----------------------------------------
                                                Gerald K. Beckmann
                                          Director, Chairman of the Board,
                                       President and Chief Executive Officer