Form 10-Q
period 1996-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 1996-11-14
CIK 741114

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1996.

                                       OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO_________.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of November 8, 1996, 5,924,842 shares of Registrant's common stock were outstanding.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Index to Integrated Security Systems, Inc. Consolidated Financial
Statements:

                                                                           Page
                                                                           ----
           Balance Sheets                                                    3

           Statement of Operations                                           4

           Statement of Cash Flows                                           5

           Notes to Financial Statements                                     6

                      INTEGRATED SECURITY SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,           DECEMBER 31,
                                                                          1996                   1995
                                                                     ---------------         ---------------
                             ASSETS
Current assets:
    Cash                                                             $      183,767          $      209,655
    Accounts receivable, net of allowance for doubtful
       accounts of $59,680 and $54,558, respectively                      1,922,718               1,761,701
    Restricted cash                                                          24,956                 157,851
    Inventories                                                             852,946                 854,888
    Other current assets                                                     80,649                  15,831
    Net assets from discontinued operations                                  33,327                  76,807
                                                                     --------------          --------------
         Total current assets                                             3,098,363               3,076,733

Property and equipment, net                                               1,068,911               1,068,123
Intangible assets, net                                                      291,341                 136,116
Capitalized software development costs, net                                 640,583                 787,816
Deferred income taxes                                                       205,384                 205,384
Other assets                                                                 58,687                  33,333
                                                                     --------------           -------------
         Total assets                                                $    5,363,269           $   5,307,505
                                                                     ==============           =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $      972,729          $    1,288,650
    Accrued liabilities                                                     283,957               1,194,515
    Notes payable                                                             8,080                 970,947
    Notes payable to related parties                                         94,036                  29,437
    Current portion of long-term debt                                        62,938                  96,451
    Net liabilities of discontinued operations                               48,807                 332,866
                                                                     --------------           -------------
         Total current liabilities                                        1,470,547               3,912,866
                                                                     ==============           =============

Long-term debt                                                              844,133                 213,899

Stockholders' equity:
    Preferred stock, $.01 par value, 750,000 shares
       authorized, 59,168 and 34,166, respectively, shares
       issued and outstanding                                                   591                    342
    Common stock, $.01 par value, 18,000,000 shares
       authorized, 5,974,842 and 3,730,738, respectively,
       shares issued and 5,924,842 and 3,680,738,
       respectively, shares outstanding                                      59,748                  37,307
    Additional paid-in-capital                                            9,424,055               7,191,575
    Accumulated deficit                                                  (6,317,055)             (5,929,734)
    Treasury stock                                                         (118,750)               (118,750)
                                                                      -------------           -------------
         Total stockholders' equity                                       3,048,589               1,180,740
                                                                      -------------           -------------
             Total liabilities and stockholders' equity               $   5,363,269           $   5,307,505
                                                                      =============           =============


  The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                               --------------------------       ---------------------------
                                                                  1996             1995             1996             1995
                                                               ----------       ----------       ----------      -----------
                 Sales                                         $2,488,299       $1,848,525       $6,713,718       $4,135,292
                 Cost of sales                                  1,233,921        1,352,386        3,851,354        2,641,290
                                                               ----------       ----------       ----------      -----------
                 Gross margin                                   1,254,378          496,139        2,862,364        1,494,002
                                                               ----------       ----------       ----------      -----------

                 Operating expenses:
                   Selling, general and administrative          1,083,494        1,249,599        2,892,765        3,479,433
                   Research and product development                39,632            4,881          148,243           40,578
                                                               ----------       ----------       ----------      -----------
                                                                1,123,126        1,254,480        3,041,008        3,520,011
                                                               ----------       ----------       ----------      -----------
                 Income (loss)  from operations                   131,252         (758,341)        (178,644)      (2,026,009)

                 Other income (expense):
                   Interest income                                  1,043              419            6,848           13,611
                   Interest expense                               (59,491)         (73,515)        (233,706)        (270,186)
                   Other                                           (4,242)             (76)           1,444             (548)
                                                               ----------       ----------       ----------      -----------

                 Income (loss) from continuing
                   operations before income tax                    68,562         (831,513)        (404,058)      (2,283,132)

                 Benefit (provision) for income taxes             (20,378)          36,429           (6,052)          36,429
                                                               ----------       ----------       ----------      -----------
                 Income (loss) from continuing operations          48,184         (795,084)        (410,110)      (2,246,703)

                 Discontinued operations:
                   Loss from discontinued operations              --               --               --             (470,043)
                   Gain (loss) on disposal of
                      discontinued operations                     --                25,000           22,789         (534,562)
                                                               ----------       ----------       ----------      -----------
                Gain (loss) from discontinued operations          --                25,000           22,789       (1,004,605)
                                                               ----------       ----------       ----------      -----------
                 Net income (loss)                             $   48,184       $ (770,084)     $  (387,321)     $(3,251,308)
                                                               ==========       ==========      ===========      ===========
                 Weighted average common and
                   common equivalent shares outstanding         8,270,377        4,154,686        6,905,495        3,971,281
                                                               ==========       ==========      ===========      ===========

                 Net income (loss) per share:
                   Continuing operations                       $     0.01       $    (0.19)     $     (0.05)         $ (0.57)
                   Discontinued operations                           0.00             0.00             0.00            (0.25)
                                                               ----------       ----------      -----------      -----------
                   Total                                           $ 0.01       $    (0.19)     $     (0.05)         $ (0.82)
                                                               ==========       ==========      ===========      ===========






  The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                          FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     -------------------------------------
Cash flows from operating activities:
   Net loss                                                          $     (387,321)         $  (3,251,308)
   Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
      Depreciation                                                          140,351                122,403
      Amortization                                                          301,793                313,158
      Bad debt expense                                                       12,976                 40,865
      Non-cash expense (income)                                            (108,051)                 2,379
      Provision for inventory reserve                                        27,000                101,864
      Restricted cash                                                       132,895                225,868
      Net change in assets and liabilities from
          discontinued operations                                          (190,250)               955,162
      Changes in operating assets and liabilities:
          Accounts receivable                                              (222,120)             1,614,409
          Inventories                                                        (3,225)              (126,102)
          Other assets                                                      (60,311)               200,579
          Accounts payable                                                 (235,921)               415,903
          Accrued liabilities                                              (875,406)               510,307
                                                                     --------------          -------------
             Net cash provided (used) by operating activities            (1,467,590)             1,125,487
                                                                     --------------          -------------

Cash flows from investing activities:
   Purchase of property and equipment                                      (146,427)               (23,626)
   Sale of property and equipment                                             5,000                --
   Intangible assets                                                        (71,578)               --
   Capitalized software costs                                               --                    (198,660)
                                                                     --------------          -------------
             Net cash used by investing activities                         (213,005)              (222,286)
                                                                     --------------          -------------

Cash flows from financing activities:
   Issuance of preferred stock, net                                         687,406                --
   Issuance of common stock, net                                            895,489                138,938
   Payments on line of credit                                               --                    (847,317)
   Payments on notes payable and long-term debt                          (1,266,110)              (107,874)
   Proceeds from notes payable and long-term debt                         1,352,785                162,400
   Other                                                                    (14,863)                (1,946)
                                                                     --------------          -------------
             Net cash provided (used) by financing activities             1,654,707               (655,799)
                                                                     --------------          -------------

Increase (decrease) in cash                                                 (25,888)               247,402
Cash at beginning of period                                                 209,655                 10,523
                                                                     --------------          -------------
Cash at end of period                                                $      183,767          $     257,925
                                                                     ==============          =============


  The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements include the accounts of Integrated Security Systems, Inc. ("ISSI") and all of its subsidiaries (collectively, the "Company"), with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10- KSB filed March 14, 1996.

NOTE 2 - RECLASSIFICATION

         Certain reclassification of prior year amounts have been made to conform to the current period presentation.

NOTE 3 - EARNINGS PER SHARE

         The Company has begun to utilize the treasury stock method for calculating weighted average shares outstanding. This change impacted the weighted average number of shares, but did not impact net income (loss) per common share.


NOTE 4 - RECENT DEVELOPMENTS

         The Company has entered into an arrangement with an unaffiliated third party whereby the third party would provide funding for sales, engineering and order fulfillment expenses of the Company's IST subsidiary, which markets Intelli-Site(R), a security systems integration software product. In exchange, the third party would receive, as compensation from IST, a majority of the revenue arising from Intelli-Site sales that occur after the agreement commences and continues until a specified investor return has been accumulated. The Company retains full ownership of the product during the agreement period and retains responsibility for managing IST's business activities including customer relationships. As of October 31, 1996, $250,000 has been received by the Company and recorded as income in the quarter ended September 1996 for the initial sale of the sales leads and prospects.

         The Company has entered into an agreement to acquire a company which develops, manufactures and markets products primarily to the banking and hospital industries. The consummation of such acquisition is contingent upon obtaining funding. If the acquisition occurs, it would require the issuance of additional debt and securities totaling approximately $6.5 million, the terms of which may cause dilution to existing shareholders. The Company is unable to determine at this time to what extent dilution may occur.

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


RESULTS OF OPERATIONS

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

         Sales. The Company's sales increased by 34.61% from $1,848,525 in the third quarter of 1995 to $2,488,299 in the third quarter of 1996. This increase was primarily attributable to the inclusion of TCSI, acquired in September 1995, for the entire quarter ended September 30, 1996, and the sale of the Company's Intelli-Site software sales leads and prospects for $250,000 to a limited partnership chartered to fund the acceleration of marketing and sales efforts in exchange for a shared interest in future revenue.

         Cost of Sales and Gross Profit. Gross profit as a percent of sales increased to 50.41% from 26.84% for the third quarters of 1996 and 1995, respectively. This increase was primarily due to a more favorable product mix from the prior year. During the third quarter of 1996, the Company experienced higher sales of certain road and bridge products that have relatively high gross margins. Also, inventory acquired in prior years totaling $125,000 was written off during the third quarter of 1995, with no similar write off during the 1996 period.

         Selling, General and Administrative. Selling, general and administrative expenses decreased during the third quarter of 1996 compared to the same period in 1995 by approximately $166,000. During the third quarter of 1995, the Company wrote off $511,000 of costs and fees related to an acquisition and related funding that was never consummated. The absence of such expenses in 1996 was offset by an increase in expenses at B&B related to the increase in sales and the inclusion of expenses at TCSI, acquired in September 1995, for the entire quarter ended September 30, 1996.

         Research and Development. Research and development expenses increased from $4,881 for the third quarter of 1995 to $39,632 for the comparable 1996 period. This increase is primarily attributable to the inclusion of expenses related to the development of Intelli-Site. Prior to 1996, the Company capitalized software development costs related to Intelli-Site.

         Interest Expense. The decrease of $14,024 in interest expense during the third quarter of 1996, compared to the same period in 1995, is attributable to the repayment of certain short-term notes.

         Income Taxes. The Company recorded income tax expense of $20,378 during the third quarter of 1996 for state income taxes.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995.

         Sales. The Company's sales for the first nine months of 1996 increased 62.35% from $4,135,292 in 1995 to $6,713,718 in 1996. This increase was primarily attributable to increased sales at B&B and the inclusion of TCSI, acquired in September 1995, for the entire nine months of 1996. Also contributing to the increase was the sale of the Company's Intelli-Site software sales leads and prospects for $250,000 to a limited partnership chartered to fund the acceleration of marketing and sales efforts in exchange for a shared interest in future revenue.

         Cost of Sales and Gross Profit. Gross profit as a percent of sales increased to 42.63% from 36.13% for the first nine months of 1996 and 1995, respectively. This increase was primarily due to a more favorable product mix from the prior year. Also, inventory acquired in prior years totaling $125,000 was written off during 1995, with no equivalent write off during 1996.

         Selling, General and Administrative. Selling, general and administrative expenses decreased during the first nine months of 1996 compared to the same period in 1995 by approximately $587,000. During the first nine months of 1995, the Company incurred one-time expenses of approximately $1 million for severance obligations to a former officer and the write-off of acquisition fees. These decreased expenses were partially offset in 1996 by an increase in expenses at B&B related to the increase in sales and the inclusion of expenses at TCSI for the entire nine months of 1996 compared to the one month of September in 1995.

         Research and Development. Research and development expenses increased from $40,578 for the first nine months of 1995 to $148,243 for the comparable 1996 period. This increase is due to the inclusion of expenses at IST related to the development of Intelli-Site. Prior to 1996, the Company capitalized software development costs related to Intelli-Site.

         Interest Income. Interest income for the first nine months of 1996 decreased to $6,848 from $13,611 in the comparable 1995 period. During the first quarter of 1995, the Company earned interest on a $350,000 certificate of deposit placed with a bank as collateral to secure a line of credit. The certificate of deposit and accumulated interest were released on April 11, 1995.

         Interest Expense. The decrease of $36,480 in interest expense during the first nine months of 1996, compared to the same period in 1995, is primarily due to the repayment of certain short-term notes.

         Income Taxes. The Company recorded income tax expense of $6,052 during the first nine months of 1996 for state income taxes.

         Discontinued Operations. The discontinued operations reflect the operations of Automatic Access Controls, Inc. ("AAC"). AAC's operations were discontinued in the second quarter of 1995. During the first nine months of 1996, the Company has recorded a gain on disposal of discontinued operations in the amount of $22,789 related to the settlement of certain liabilities.


LIQUIDITY AND CAPITAL RESOURCES

         The business and financial conditions that lead to the going concern emphasis paragraph in the independent accountants' report for December 31, 1995 Form 10-KSB still exist as of the date of this report, but to a lesser extent. Although the Company has reported improved results of operations and raised $2.7 million through additional equity sales or debt through September 30, 1996, and has improved its consolidated working capital position during that time, there is continuing concern regarding the Company's ability to meet all of its cash obligations as they become due. This concern arises primarily from limitations on the Company's ability to transfer cash surpluses from one subsidiary to cover cash needs of another as a result of agreements with subsidiary lenders.

         Therefore, the Company believes that additional funding, through sales of either equity or debt securities, will be necessary in the short term.
These sales, together with a continuation of improving results of operations and the renegotiation of existing lender limitations on cash transfers between subsidiaries, would reduce these concerns. A successful completion of the acquisition of the Company described below, and related funding, would also contribute to the mitigation of these concerns. However, neither additional funding nor the acquisition is assured and therefore the ability of the Company to meet all of its obligations as they come due remains in question.

         The Company has entered into an arrangement with an unaffiliated third party whereby the third party would provide funding for sales, engineering and order fulfillment expenses of the Company's IST subsidiary, which markets Intelli-Site(R), a security systems integration software product. In exchange, the third party would receive, as compensation from IST, a majority of the revenue arising from Intelli-Site sales that occur after the agreement commences and continues until a specified investor return has been accumulated. The Company retains full ownership of the product during the agreement period and retains responsibility for managing IST's business activities including customer relationships. As of October 31, 1996, $250,000 has been received by the Company and recorded as income in the quarter ended September 1996 for the initial sale of the sales leads and prospects.

         The Company has entered into an agreement to acquire a company which develops, manufactures and markets products primarily to the banking and hospital industries. The consummation of such acquisition is contingent upon obtaining funding. If the acquisition occurs, it would require the issuance of additional debt and securities totaling approximately $6.5 million, the terms of which may cause dilution to existing shareholders. The Company is unable to determine at this time to what extent dilution may occur.

         The Company's cash position decreased by $25,888 during the first nine months of 1996. The Company used $1,467,590 for operations during this period as compared with $1,125,487 generated from operations during the same period last year. This decrease was primarily attributable to the payment of certain 1995 accounts payable and accrued liabilities, for which extended payment terms were negotiated. These uses of cash were partially offset by increased collections of accounts receivable, either directly or through a factoring agreement. Discontinued operations used $190,250 of cash during the first nine months of 1996 by paying off liabilities compared to providing $955,162 in the same 1995 period (although incurring a net loss of $1 million during that period). During the first nine months of 1996, the Company generated $1,654,707 from financing activities. Payments of $1,266,110 were made on notes payable and long-term debt. The Company borrowed $937,785 from lending institutions and received short term advances totaling $415,000 from affiliated and unaffiliated investors. The Company also received $1,582,895 through the sale of common and preferred stock, warrants and convertible debt, net of related expenses.


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

         This Management's Discussion and Analysis contains certain forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, the following: anticipated seasonal changes may not occur or operations may not improve as projected.

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

                                        Integrated Security Systems, Inc.
                                        ---------------------------------
                                                   (Registrant)


Date:         November 14, 1996                /s/ JAMES W. CASEY
                                        ---------------------------------
                                                 James W. Casey
                                        Director, Vice President,
                                        Chief Financial Officer,
                                        Secretary and Treasurer

                                EXHIBIT INDEX


EXHIBIT
NUMBERS                         DESCRIPTIONS
-------                   -----------------------

  27                     - Financial Data Schedule