Form 10KSB
period 1996-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 1997-03-25
CIK 741114

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Paid).
  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required).

                    For Fiscal Year Ended December 31, 1996
                       Commission File Number:   1-11900


                       INTEGRATED SECURITY SYSTEMS, INC.
             --------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)


          Delaware                                       75-2422983
 ------------------------                  ------------------------------------
 (State of Incorporation)                  (I.R.S. Employer Identification No.)


8200 SPRINGWOOD DRIVE, SUITE 230, IRVING, TEXAS 75063            (972) 444-8280
        (Address including zip code, area code and telephone number of
                       Registrant's executive offices.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of Each Exchange on Which Registered
----------------------------         -------------------------------------------
Common stock, $.01 par value         Boston Stock Exchange
Warrants for common stock            Nasdaq

Securities registered pursuant to Section 12(g) of the Act:         None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]   No  [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.           [   ]

Issuer's revenues for its most recent fiscal year:          $9,054,145

As of March 14, 1997, 6,908,842 shares of the Registrant's common stock were outstanding and 3,349,500 warrants were outstanding.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 1, 1997, $17,686,636. This amount was computed by reference to the average of the bid and asked prices of registrant's common stock.

                               TABLE OF CONTENTS



Item No.                                                                                Page
-------                                                                                 ----
                                              Part I
                                              ------

  1.  Description of Business                                                           3-4

  2.  Description of Properties                                                           5

  3.  Legal Proceedings                                                                   6


                                              Part II
                                              -------

  5.  Market for Company's Common Equity and Related Stockholder Matters                  6

  6.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                                        8-12

  7.  Financial Statements                                                            12-32

  8.  Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                                           33


                                              Part III
                                              --------

  9.  Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act.                                 33

 10.  Executive Compensation                                                             33

 11.  Security Ownership of Certain Beneficial Owners and Management                     33

 12.  Certain Relationships and Related Transactions                                     33


                                              Part IV
                                              -------

 13.  Exhibits, Lists and Reports on Form 8-K                                         34-41

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

GENERAL

         The Company designs, develops, manufactures, sells and services commercial and industrial security and traffic control products including warning gates, crash barriers, lane changers, navigational and airport lighting, and electronically-controlled security gates. The Company also develops and markets "intelligent" or programmable security systems that integrate multiple security devices and subsystems for governmental, commercial and industrial facilities. Applications for these systems include perimeter security for airports, access control for commercial office buildings, and video surveillance for warehouses. By integrating different commercially available security products such as automatic gates, access control panels, video cameras, switchers, recorders, and badge identification systems, the Company provides turnkey security solutions that perform automated user-defined security functions.

         At present, a customer with multiple security needs such as perimeter security, access control or video surveillance typically must design, develop and integrate each security function internally or utilize several outside vendors. By combining multiple security functions into an integrated system or network, the Company allows customers to reduce costs and human error while increasing the level of security for asset protection and personnel safety. The Company also has exclusive licenses for certain video and electronic funds transfer ("EFT") technologies. The licensed video technology can be used in CCTV security applications and the licensed EFT software can be used in systems which integrate, for example, parking garages and retail operations. By integrating EFT (credit cards, debit cards, check verification, etc.) into security systems, the Company can provide users, such as universities, with a single card solution to students and faculty for identification, dormitory and parking access, cafeteria purchases and automatic teller machine withdrawals.

         Because of increasing crime rates, increased emphasis on corporate security, and end user demands for more automated security products, the Company believes that the industry trend will continue toward more sophisticated, outsourced systems that offer the ability to automate several security functions simultaneously. As a result, the Company has developed a PC-based facility management system called Intelli-Site(R) that integrates all security functions across an entire enterprise including remote sites.

         The Company distributes its products and services through direct sales, dealer/distributor factory-direct purchasing networks, consultants and other system integrators.

CORE BUSINESS PRODUCTS

Road and Bridge:  B&B Electromatic, Inc. ("B&B")

         B&B, the Company's manufacturing subsidiary in operation since 1925, designs, manufactures, and markets warning gates, crash barriers (anti-terrorist or traffic control), lane changers, navigational lighting, airport lighting and perimeter security gates and operators. Road and bridge products are usually custom-designed and are sold through B&B's direct sales channel. Customer contracts have a wide range of value from $5,000 to over $500,000 with contract fulfillment ranging from several months to one or more years.

         B&B plans to continue to leverage its long-term reputation for high quality designs and its broad network of architectural firms that prefer and specify B&B products on new projects into increased revenues during the rebuilding of the federal and state road and bridge infrastructures. In addition, the Company will continue to incorporate B&B's road and bridge reputation into its more recently established perimeter security core business.

Perimeter Security:  B&B Electromatic, Inc. ("B&B")

         B&B manufactures gate operators and aluminum gate panels which it sells to dealers and distributors. Gate panels are movable portions of an enclosure used for pedestrian and vehicular site access and egress. Gate operators are automated mechanisms designed to open and close gate panels under electronic control. B&B perimeter security products average between $1,000 and $8,000 per order with delivery times ranging from less than a week to several weeks depending upon whether the item is custom-built or a standard product. Perimeter security products are also integrated into Intelli-Site systems and resold as a subsystem by IST to its clients.

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

Bank and Hospital Products.  Golston Company, Inc. ("GCI")

         GCI provides a variety of proprietary products and services to banks and hospitals and designs and produces molds for injection molding companies. Bank and hospital proprietary products include carriers for pneumatic systems, office signage, and coin storage products. Services provided by GCI include the provision of temporary modular bank facilities and disaster recovery planning.

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

BACKLOG

         The Company's backlog, calculated as the aggregate sales prices of firm orders received from customers less revenue recognized, was approximately $3.4 million at December 31, 1996. The Company expects that the majority of this backlog will be filled during 1997.

INTELLECTUAL PROPERTY

         The Company has applied for U.S. registration of "ISSI" as a trademark and a service mark. The Company has also applied for U.S. registration of the trademark "Intelli-Gate."

         On March 16, 1993, the Company entered into an agreement with COMTRAC Corporation ("CTC") that grants to the Company a non-exclusive, worldwide, irrevocable, paid-up license to use CTC's proprietary transaction processing systems, applications and communications software and related hardware for use in security-related systems and systems integrating security and electronic funds transfer functions, all of which are components of the Intelli-Site integration platform. The license was exclusive until March 16, 1996. The Company paid $250,000 for this license.

         Also on March 16, 1993, the Company entered into an agreement with DesignTech, Inc. ("DTI") that grants the Company a non-exclusive, worldwide license to use DTI's proprietary interactive Digital Video Interface system technology for security-related functions, which may constitute a part of the Intelli-Site system platform. Under the agreement, for a period of five years, the Company pays DTI a royalty of 1% of the Company's total gross revenues derived from products using the licensed technology. The royalty declines to 0.25% for cumulative gross revenues exceeding $20,000,000. To date, no royalties have been paid.

PRODUCT DESIGN AND DEVELOPMENT

         There are currently three employees of the Company dedicated to research, development and product engineering. During fiscal 1996 and 1995, the Company spent approximately $152,239 and $292,000 on research and development.

COMPETITION

         Many large system integration consultants and engineering firms compete directly with the Company for large security contracts. Large, complex projects usually receive bids for the design of a custom system, or multiple side-by-side systems, to meet their requirements. System integrators bid these design contracts not only for the design effort but also to place themselves in a most favored position to become the prime contractor during the implementation phase. During the design phase, system integrators survey the market for components of the specified system and define how they can be integrated together. Finally, if awarded the implementation phase, the system integrator acts as a prime contractor and subcontracts the component suppliers, and supervises the integration.

         Depending on the contract, the Company will either become a subcontractor for the majority of the systems or bid the project as a vertically integrated system integrator and prime contractor. By combining both the first and second phase into a proposal from a single vendor, the Company eliminates several third party profit tiers and can reduce the time and overall costs to the customer.

         The Company faces intense competition in the security industry. Certain of the Company's competitors are large, well-financed and established companies that have greater name recognition and resources for research and development, manufacturing and marketing than the Company has and, therefore, may be better able than the Company to compete for a share of the market.

EMPLOYEES

         As of December 31, 1996, the Company employed 113 people, all in full-time positions. None of the Company's employees is subject to collective bargaining agreements. The Company believes that relations with its employees are good.

ITEM 2.      DESCRIPTION OF PROPERTIES

         B&B owns its manufacturing and office facility in Norwood, Louisiana. This facility consists of approximately 26,000 square feet of manufacturing and office space on five acres of land. GCI owns its manufacturing and office facility in Sanger, Texas. This facility consists of approximately 30,000 square feet of manufacturing and office space on 6.4 acres of land. The Company occupies 13,038 square feet of office and warehouse space in Irving, Texas, under a lease expiring on October 6, 1997, with monthly rent of $6,790, plus the costs of utilities, property taxes, insurance, repair/maintenance expenses and common area utilities. The Company also occupies 1,200 square feet of office and warehouse space in Baltimore, Maryland, under a lease expiring on May 31, 1997, with a monthly rent of $660 plus all utilities and property taxes. The Company sublets a portion of the Baltimore facility to a distributor of perimeter security products.

         The Company believes that the properties, equipment, fixtures and other assets of the Company located within the Company's facilities are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreements described above are not renewed, and that its existing facilities are adequate to meet current requirements.

ITEM 3.      LEGAL PROCEEDINGS

         GCI, a wholly owned subsidiary of the Company, is a party to a lawsuit filed in the 211th Judicial District Court of Denton County, Texas on September 13, 1996, entitled S. Webb Golston and Golston Company v. Evelyn Shaw, cause no. 96-30642-211. In this suit, a former employee of GCI has alleged sexual harassment, wrongful discharge and intentional infliction of emotional distress against GCI and the former owner of GCI, requesting unspecified actual and punitive damages. The alleged events giving rise to these claims occurred prior to the Company's acquisition of GCI on December 31, 1996. Under the acquisition agreement, the former owner agreed to indemnify GCI against any damages that GCI may incur as a result of these claims. The former owner has elected, pursuant to the terms of the acquisition agreement, to undertake the defense of these claims and has retained counsel to defend both himself and GCI. GCI has retained separate counsel in this matter to oversee prosecution of the defense of the claims. The lawsuit is in the early stages of discovery. To date, no information has become available that causes the Company to believe there is any potential liability which is not fully covered by the indemnification agreement with the former owner.


                                    PART II

ITEM 5.      MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq Small Cap Market ("Nasdaq") under the symbol "IZZI" and on the Boston Stock Exchange under the symbol "ISI." The IPO Warrants are traded on the Nasdaq Small Cap Market under the symbol "IZZIW" and on the Boston Stock Exchange under the symbol "ISIW."
As of December 31, 1996, there were 6,908,842 shares of Common Stock and 2,320,000 Warrants outstanding. The shares of Common Stock are held of record by approximately 75 holders and the Warrants are held of record by approximately 54 holders. The following table sets forth, for the periods indicated, the high and low bid quotations for the IPO Warrants and the Common Stock on the Nasdaq Small Cap Market. Trading prices for the Common Stock and the IPO Warrants on the Boston Stock Exchange are substantially similar to the prices set forth below for the Nasdaq Small Cap Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in the Company's securities may at times be relatively illiquid due to low volume.

                           Common Stock             Warrants
                        ------------------     -----------------
                        $ High      $ Low      $ High      $ Low
                        -------    -------     ------      -----
FISCAL 1996
      First Quarter     2 13/16        5/8        7/8       1/16
      Second Quarter      5 7/8     2 1/16      1 3/8       5/16
      Third Quarter       3 1/2    1 13/16          1      11/16
      Fourth Quarter      3 5/8      2 3/8     1 5/16        3/4
FISCAL 1995
      First Quarter       2 1/2      1 5/8      11/16        3/8
      Second Quarter      2 5/8          1        5/8       5/16
      Third Quarter           3      1 7/8        7/8       9/16
      Fourth Quarter      2 3/8        3/8       9/16       1/16

        The following table specifies securities sold by the Registrant within the past three years and not registered under the Securities Act of 1933. All such sales were carried out in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933. In relying on such exemption, the Registrant relied upon written representations of the persons acquiring the Registrant's shares that they were acquiring the shares for investment purposes only and not for resale, and that they had received adequate opportunity to obtain information, and had reviewed such information, regarding the Registrant. Certificates representing the shares issued to these persons contained a legend restricting transfer thereof absent registration under the Securities Act or the availability of an exemption therefrom.


                                                                                          CONSIDERATION         UNDERWRITING
DATE SOLD       TITLE AND AMOUNT OF SECURITIES                 PURCHASER                    RECEIVED            DISCOUNTS OF
---------       ------------------------------                 ---------                  -------------         ------------
October 1993    Warrants to purchase 80,000             The Equity Group, Inc.          Investor relation
                shares of Common Stock                                                  services

September-      Promissory Notes and warrants           Accredited bridge financial     An aggregate of
November 1994   to purchase 211,800 shares of           investors                       $1,059,000
                Common Stock

October 1995-   Warrants to purchase 105,677            A group of 9 investors          Extension of loan
March 1996      shares of Common Stock                                                  terms

December 1995   45,000  shares of Common Stock          Managerial Resources, Inc.      Financial advisory
                and warrants to purchase 28,000         and Steffany Lea Martin         services

January 1996    34,168 Series B Convertible             A group of 11 accredited        Conversion of an
                Preferred Stock and warrants to         investors primarily             aggregate of $683,000
                purchase 136,669 shares of                                              owed by the Company
                Common Stock

January 1996    Warrants to purchase 13,201             Phillip R. Thomas               Consulting services
                shares of Common Stock

March 1996      Warrants to purchase 326,000            Bathgate McColley Capital       Investment banking
                shares of Common Stock                  Group LLC                       fees

March 1996      Warrant to purchase 100,000             ComVest Partners                Placement Agent fee
                shares of Common Stock

March 1996      15,000 shares of Common Stock           Louis A. Davis                  Shares of Tri-Coastal
                                                                                        Systems, Inc.

March 1996      15,000 shares of Common Stock           Henry E.  McGuffee              Shares of Tri-Coastal
                                                                                        Shares, Inc.

March 1996      15,000 shares of Common Stock           Michael A. Richmond             Shares of Tri-Coastal
                                                                                        Shares, Inc.

March 1996      800,000 Shares of Common                Seabeach & Co.                  $800,000                $40,000
                Stock and warrants to purchase
                320,000 shares of Common Stock

March-May 1996  47,965 Series A Convertible             A group of 38 accredited        $640,000                $78,000
                Preferred Stock and warrants to         investors
                purchase 381,344 shares of
                Common Stock

June 1996       12,500 Series C Convertible             A group of 5 investors          $250,000
                Preferred Stock and warrants to         including an officer and
                purchase 187,500 shares of              a director
                Common Stock

July-September  Warrant to purchase 70,000              I.S.T. Partner, Ltd.            R&D Partnership
1996            shares of Common Stock

December 31,    Convertible Debentures (9%)             Renaissance Capital Fund        $4,6000,000
1996

December 31,    600,000 shares of Common                ProFutures Special Equity       $600,000                $60,000
1996            Stock                                   Fund

         Dividends have not been declared on the Common Stock and it is not anticipated that dividends will be paid in the near future because any funds available will most likely be reinvested in the Company's business and used to repay outstanding debt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Incorporated in Delaware on December 19, 1991, the Company is a holding company that conducts its operations principally through four wholly-owned subsidiaries: B&B Electromatic, Inc. ("B&B"), Golston Company, Inc. ("GCI"), Innovative Security Technologies, Inc. ("IST"), and Tri-Coastal Systems, Inc. ("TCSI").

         On January 1, 1992, the Company acquired B&B from an affiliate in a transaction which was accounted for similar to a pooling of interests. B&B designs, manufactures, and distributes commercial and industrial security products, and traffic control gates, barriers and lighting for the road and bridge industry. B&B has been in operation since 1925. On March 16, 1993, the Company organized IST, which is a retail seller of security products and microprocessor-based systems to large customers. On August 23, 1993, the Company announced the development of its PC-based security network, Intelli-Site(R), that integrates multiple security functions into a centralized management system for single and/or multiple site locations. IST is responsible for the sales and marketing of this product. The first beta site installations for this product were completed during the fourth quarter of 1994 and the first quarter of 1995. On September 18, 1995, the Company purchased substantially all of the assets and liabilities of TCSI. TCSI sells and installs security and safety systems to end users.

         Effective January 1, 1992, the Company purchased all of the outstanding stock of Automatic Access Controls, Inc. ("AAC"), an independent distributor of commercial and industrial security products. The Company discontinued the operations of AAC during 1995. Accordingly, AAC is reported as a discontinued operation for all periods presented.

         On December 31, 1996, the Company acquired all the outstanding stock of GCI. GCI's primary business is the design, manufacture, and marketing of pneumatic tube carriers for use in financial institutions and hospitals. In addition, GCI leases modular buildings to financial institutions. The purchase price was approximately $4.8 million in a combination of cash and seller notes, and the assumption of an additional $650,000 in existing debt. The Company funded this acquisition through the private placement to an institutional investor of $4.6 million of convertible debentures. The debentures have a maturity of seven years and, until converted, carry an annual interest rate of 9%. No principal payments are due for the first three years and the debentures may be exchanged for the Company's common stock at a conversion price of $1.05 per share. To complete the funding, an additional $660,000 of Common Stock was privately placed at $1.10 per share.

         The Company's executive offices are located at 8200 Springwood Drive, Suite 230, Irving, Texas 75063. The Company's telephone number is (972) 444-8280.

THE IPO AND SUBSEQUENT SECURITIES ISSUANCES

         The Company completed its initial public offering (the "IPO") in April 1993. In connection with the IPO, the Company issued to the public units (the "Units") with each Unit consisting of one share of Common Stock and one IPO Warrant. At the time of the IPO, each IPO Warrant was exercisable for one share of Common Stock. In connection with the IPO, the Company issued the Underwriter's Warrant to Thomas James Associates, Inc. (which firm was subsequently acquired by H.J. Meyers, Inc.), the lead underwriter of the IPO. The Underwriter's Warrant was initially exercisable for an aggregate of 145,000 Units, at an exercise price of $6.30 per Unit.

         The IPO Warrants and the Underwriter's Warrant provide that the exercise price and number of shares of Common Stock purchasable upon exercise are subject to adjustment upon the occurrence of certain events, including the sale by the Company of shares of Common Stock (or securities exercisable for, or convertible into, shares of Common Stock) at a price below the then-applicable exercise price of the IPO Warrants or the Underwriter's Warrant. As a result of the Company's issuance of warrants, options, and convertible preferred stock after the IPO, the exercise prices for the IPO Warrants and the Underwriter's Warrant were adjusted, effective January 15, 1997. After giving effect to the adjustments, the IPO Warrants may now be exercised for 2.1 shares of Common Stock (for a total of 3,045,000 shares of Common Stock) at an exercise price of $3.17 per share, and the Underwriter's Warrant may now be exercised for a total of 304,500 Units (relating to 609,000 shares of Common Stock) at an exercise price of $3.00 per Unit. Prior to such adjustment, the exercise price of the IPO Warrants was $6.75.

         During the period from 1994 through 1996, the Company (i) granted non-qualified compensatory options to purchase Common Stock to its current and former employees, (ii) issued Common Stock in connection with acquisitions, and
(iii) issued convertible preferred stock, Common Stock, and warrants to purchase Common Stock in connection with financing transactions, the settlement of litigation, and to pay for consulting services. All such securities were issued in private placements exempt from registration under applicable securities laws. Such securities (totaling an aggregate of 5,052,678 shares of Common Stock, upon full exercise or conversion).

R&D PARTNERSHIP

         Effective September 1, 1996, the Company entered into an agreement with I.S.T. Partners, Ltd., an unaffiliated limited partnership, whereby the partnership will make an initial payment of $250,000 to the Company and since has funded the sales, engineering, and order fulfillment expenses of the Company's IST subsidiary. In exchange, the partnership receives, as compensation from IST, 85% of the revenue generated from the sales of the Company's Intelli-Site products until such time as the partnership has achieved a return of at least 150% on its investment. The Company retains full ownership of all other rights to the Intelli-Site product, and also retains the responsibility for managing IST's business activities, including customer relationships. As of December 31, 1996, the Company had received $250,000 from the partnership, which was recorded as income in the quarter ended September 30, 1996, for the initial sale of sales leads and prospects, and the Company also received $200,000 during the fourth quarter of 1996 as reimbursement for development and sales costs.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Sales. The Company experienced a $1.4 million (19%) increase in sales from 1995 to 1996 from $7.6 million to $9 million. This increase was primarily attributable to the inclusion of TCSI, acquired in September 1995, for the entire year of 1996. The Company experienced a 5% increase in road and bridge and perimeter security sales during 1996; however, over $1 million of anticipated fourth quarter shipments were delayed by customer requests due to late construction projects and revised specifications. Also contributing to the increase in sales for 1996 was the sale of the Company's Intelli-Site software sales leads and prospects for $250,000 to a limited partnership chartered to fund the acceleration of marketing and sales efforts.

         For the year ended December 31, 1996, approximately 78% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 94% for 1995.

         Cost of Sales and Gross Profit. Gross profit as a percent of sales decreased to 43% in 1996 from 45% in 1995. This decrease was primarily due to a less favorable product mix compared with the prior year. During 1996, the Company experienced higher sales of perimeter security products which have lower gross margins compared to road and bridge products. Also during 1996, in accordance with FAS 86, the Company began to amortize capitalized software development costs related to Intelli-Site as the product was brought to market. Amortization expense of $127,381 was recognized in 1996.

         Selling, General and Administrative. Selling, general and administrative expenses decreased from $4.6 million in 1995 to $3.8 million in 1996. The majority of this decrease was due to one-time expenses in 1995 of approximately $1 million for severance obligations to a former officer and the write-off of $511,000 in acquisition fees relating to a discontinued acquisition candidate. The decrease was offset by a 16% increase in expenses at B&B and the inclusion of expenses at TCSI for the entire year of 1996 compared to four months in 1995.

         Research and Development. Research and development expenses increased from $46,199 in 1995 to $152,239 in 1996. This increase was due to the inclusion of expenses at IST related to the development of Intelli-Site partially offset by reimbursement of development costs from the limited partnership chartered to fund the development and sales of the Intelli-Site product. Prior to 1996, the Company capitalized software development costs related to Intelli-Site in accordance with FAS 86.

         Interest Income. Interest income in 1996 decreased to $7,748 from $14,957 in 1995. During the first quarter of 1995, the Company earned interest on a $350,000 certificate of deposit placed with a bank as collateral to secure a line of credit. The certificate of deposit and accumulated interest were released on April 11, 1995.

         Interest Expense. Interest expense for 1996 decreased from $343,012 in 1995 to $260,471 in 1996. This decrease was primarily due to the repayment of certain short-term notes.

         Discontinued Operations. The discontinued operations reflect the operations of AAC. AAC's operations were discontinued during the second quarter of 1995. During 1996, the Company has recorded a gain on disposal of discontinued operations in the amount of $22,789 related to the settlement of certain liabilities.

         Income Taxes. In assessing the likelihood of realization of the deferred tax asset, the Company primarily considered the trend of the Company's operating results toward profitability. The Company anticipates a positive trend to continue in 1997. This positive trend will continue to be boosted by the sales of Intelli-Site, as well as the addition of GCI. These factors, coupled with the current growth of the security industry, were considered positive factors in this assessment. Since the net operating loss carry forward does not begin to expire until 2007, the Company anticipates that all recognized carry forward benefits will be fully utilized before this expiration date arrives. As there are no significant temporary differences in the Company's tax calculation, realization will be primarily achieved by increased profitability. The Company anticipates that its move to profitability in 1997 and beyond will be dependent on its success in three areas: (i) sales - continued increases in sales at all subsidiaries plus a positive response to the Intelli-Site product; (ii) profit margins - continued focus on increasing margins at IST, while maintaining the current margins at B&B; and (iii) cost control - continued cost control at all subsidiaries.

         Notwithstanding the above positive factors, the Company has adopted a conservative posture by providing a valuation reserve of 90% of the deferred tax asset as of December 31, 1996. Further recognition of the asset will be dependent on the Company attaining profitability targets that have been established. The realizability of the net deferred tax asset has been (and will continue to be) reviewed on a quarterly basis. The income tax benefit for 1996 consists of state income taxes for the Company's subsidiary, B&B.

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

         During 1995, the Company received notice from a target company that was the subject of acquisition efforts that the target company no longer wished to continue discussions. Although the Company continues to pursue an acquisition strategy with other candidates in similar or complementary industries, $511,000 of costs and fees previously incurred in connection with this acquisition target and deferred at the time of being incurred, were charged to operations in the quarter ended September 30, 1995.

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

         Income Taxes. In assessing the likelihood of realization of the deferred tax asset, the Company primarily considered the trend of the Company's operating results toward profitability. The 1995 operating results, net of non-recurring expenses, were in line with 1994. The Company anticipates a positive trend to develop in 1996 since all non-recurring amounts have been recognized in 1995, except for an anticipated seasonal loss in the first quarter of 1996. This positive trend will be boosted by the sales roll-out of Intelli-Site. These factors, coupled with the current growth of the security industry, were considered positive factors in this assessment. Since the net operating loss carry forward does not begin to expire until 2007, the Company anticipates that all recognized carry forward benefits will be fully utilized before this expiration date arrives. As there are no significant temporary differences in the Company's tax calculation, realization will be primarily achieved by increased profitability. The Company anticipates that its move to profitability in 1996 and beyond will be dependent on its success in three areas: (i) sales - continued increases in sales at all subsidiaries plus a positive response to the Intelli-Site product; (ii) profit margins - continued focus on increasing margins at IST, while maintaining the current margins at B&B; and (iii) cost control - continued cost control at all subsidiaries.

         Notwithstanding the above positive factors, the Company has adopted a conservative posture by providing a valuation reserve of 88% of the deferred tax asset as of December 31, 1995. Further recognition of the asset will be dependent on the Company attaining profitability targets that have been established. The realizability of the net deferred tax asset has been (and will continue to be) reviewed on a quarterly basis. The provision for income taxes for 1995 consists of state income taxes for the Company's subsidiary, B&B.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position increased by $888,236 during 1996. The Company used $1,190,861 for operations during 1996 compared to $720,846 provided by operations during 1995. Discontinued operations used $184,100 of cash during 1996 compared to providing $1,018,324 in 1995.

         During 1996, the Company financed its continuing operations from operating cash flow, short-term borrowings in the approximate amount of $512,000, and the private placement of its securities in the approximate amount of $687,000. During 1996, the Company used a total of approximately $1,459,000 to pay principal on indebtedness. For a description of the financing for the GCI acquisition, see the subheading "General" above.

         The Company has a factoring facility with a financial institution pursuant to which it may factor accounts receivable and receive a total of up to $1,400,000 in credit. As of December 31, 1996, the Company had a balance of $36,413 outstanding under this factoring facility.

         On April 25, 1996, the Company obtained a $900,000 term loan facility with a lending institution. The loan is due in eleven monthly payments of $12,000 beginning June 1, 1996, and one final payment sufficient to pay the balance. Interest on the loan is floating at the lending institution's base lending rate (which was 10% at December 31, 1996) minus 1%. The loan is secured by all real estate and equipment at B&B and is personally guaranteed by an officer of the Company, with certain personal assets of such officer pledged as collateral. Approximately $450,000 of the proceeds of this loan were used to repay existing mortgages and notes payable at B&B, and the remaining was used to repay a portion of Company notes due April 29, 1996.

         Historically, GCI has generated positive cash flow from operations. The Company anticipates this trend to continue. This positive cash flow, in conjunction with the existing factoring facility and an asset-based loan that the Company is currently negotiating, should position the Company to cover its working capital needs. As the Company continues to operate, additional financing will be necessary to fund growth plans at all of the Company's major business units.

         The information contained in the previous paragraph includes certain forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, the following: anticipated seasonal changes may not occur or operations may not improve as projected.

CAPITAL EXPENDITURES

         The Company has no commitments for capital expenditures during 1997. The Company acquired approximately $96,983 and $52,416 of machinery and equipment in 1996 and 1995, respectively, principally for its B&B manufacturing facility.

         In 1994, the Company began capitalizing software development costs in accordance with FAS 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." As of December 31, 1995, the amount capitalized was $636,906. The Company completed its first sale of the Intelli-Site system in March 1996 and began amortizing these costs in 1996 on a straight-line basis over five years, the expected life of the product.

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

               INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 7.      FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants                                           13

Consolidated Balance Sheets as of December 31, 1996 and 1995                14

Consolidated Statements of Operations for the years
ended December 31, 1996 and 1995                                            15

Consolidated Statements of Stockholders' Equity for
the years ended December 31, 1996 and 1995                                  16

Consolidated Statements of Cash Flows for the
 years ended December 31, 1996 and 1995                                     17

Notes to Consolidated Financial Statements                                18-31



       All financial statement schedules are omitted since they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
the Stockholders of Integrated Security Systems, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Integrated Security Systems, Inc., and its subsidiaries (the "Company") at December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Dallas, Texas
February 18, 1997

                       INTEGRATED SECURITY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                 ----------------------------
                                                                     1996            1995
                                                                 ------------    ------------
                                     ASSETS
Current assets
  Cash                                                           $  1,097,891   $    209,655
  Accounts receivable, net of allowance for doubtful accounts
    of $65,687 and $54,558, respectively                            2,629,909      1,761,701
  Inventories                                                       1,086,985        854,888
  Restricted cash                                                       8,232        157,851
  Other current assets                                                193,960         15,831
  Net assets of discontinued operations                                25,760         76,807
                                                                 ------------    ------------
      Total current assets                                          5,042,737      3,076,733

Property and equipment, net                                         5,502,284      1,068,123
Intangible assets, net                                              1,598,632        136,116
Capitalized software development costs, net                           591,505        787,816
Deferred income taxes                                                 205,384        205,384
Other assets                                                           31,325         33,333
                                                                 ------------    ------------
      Total assets                                               $ 12,971,867   $  5,307,505
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $    881,221    $  1,308,650
  Accrued liabilities                                                 691,208       1,041,567
  Deferred revenue                                                    209,296         152,948
  Notes payable                                                         8,080         950,947
  Notes payable to related parties                                      7,110          29,437
  Current portion of long-term debt                                   213,975          96,451
  Net liabilities of discontinued operations                           49,252         332,866
                                                                 ------------    ------------
      Total current liabilities                                     2,060,142       3,912,866
                                                                 ------------    ------------

Long-term debt                                                      6,784,582         213,899

Stockholders' equity:
  Convertible preferred stock, $0.01 par value, 750,000 shares authorized, 59,168 and 34,166, respectively, shares issued
    and outstanding                                                       591             342
  Common stock, $0.01 par value, 18,000,000 shares authorized,
    6,958,842 and 3,730,738, respectively, shares issued and
    6,908,842 and 3,680,738, respectively, shares outstanding          69,588          37,307
  Additional paid-in-capital                                       10,382,215       7,191,575
  Accumulated deficit                                              (6,206,501)     (5,929,734)
  Treasury stock, 50,000 shares                                      (118,750)       (118,750)
                                                                 ------------    ------------
      Total stockholders' equity                                    4,127,143       1,180,740
                                                                 ------------    ------------
           Total liabilities and stockholders' equity            $ 12,971,867    $  5,307,505
                                                                 ============    ============




                The accompanying notes are an integral part of
                    the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Year Ended
                                                             December 31,
                                                      ---------------------------
                                                          1996           1995
                                                      ------------   ------------
Sales                                                 $  9,054,145   $  7,622,219
Cost of sales                                            5,184,321      4,200,723
                                                      ------------   ------------
Gross margin                                             3,869,824      3,421,496
                                                      ------------   ------------

Operating expenses:
  Selling, general and administrative                    3,776,798      4,634,963
  Research and product development                         152,239         46,199
                                                      ------------   ------------
                                                         3,929,037      4,681,162
                                                      ------------   ------------

Loss from operations                                       (59,213)    (1,259,666)

Other income (expense):
  Interest income                                            7,748         14,957
  Interest expense                                        (260,471)      (343,012)
  Other                                                        389            209
                                                      ------------   ------------

Loss from continuing operations before income taxes       (311,547)    (1,587,512)
Benefit (provision) for income taxes                        11,991        (62,102)
Loss from continuing operations                           (299,556)    (1,649,614)
                                                      ------------   ------------

Discontinued operations:
  Loss from discontinued operations                           --         (720,043)
  Gain (loss) on disposal of discontinued operations        22,789       (494,562)
                                                      ------------   ------------

Income (loss) from discontinued operations                  22,789     (1,214,605)
                                                      ------------   ------------

Net loss                                              $   (276,767)  $ (2,864,219)
                                                      ============   ============


Weighted average common and common
  equivalent shares outstanding                          5,122,878      4,014,108

Net loss per share:
  Continuing operations                               $      (0.05)  $       (.41)
  Discontinued operations                                     --             (.30)
                                                      ------------   ------------
  Total                                               $      (0.05)  $       (.71)
                                                      ============   ============





                The accompanying notes are an integral part of
                    the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             ADDITIONAL                   STOCKHOLDER
                                     PREFERRED               COMMON           PAID IN      ACCUMULATED    RECEIVABLE,     TREASURY
                                SHARES      AMOUNT      SHARES     AMOUNT     CAPITAL        DEFICIT          NET          STOCK
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 1994  $     --     $   --      3,519,290  $ 35,192  $  6,047,883   $ (3,065,515)  $   (144,062)  $     --

Preferred stock issuance          34,166        342                              683,011

Shares issued to officer                                   2,448        25         4,259

Warrant issuance                                                                 102,557

Warrant exercise                                         138,000     1,380       112,808

Common stock issuance                                     71,000       710       179,165

Stockholder settlement                                                            61,892                       144,062     (118,750)

Net loss                                                                                     (2,864,219)
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 1995      34,166   $    342    3,730,738  $ 37,307  $  7,191,575   $ (5,929,734)  $       --     $ (118,750)

Preferred stock issuance          60,168        601                            1,050,169

Preferred stock conversion       (35,166)      (352)   1,039,919    10,399       (10,047)

Warrant issuance                                                                  82,471

Warrant exercise                                         599,230     5,992       513,497

Common stock issuance                                  1,588,955    15,890     1,554,550

Net loss                                                                                       (276,767)
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 1996      59,168   $    591    6,958,842  $ 69,588  $ 10,382,215   $ (6,206,501)  $       --     $ (118,750)
                              =====================================================================================================





                The accompanying notes are an integral part of
                    the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Year Ended
                                                                          December 31,
                                                                  ----------------------------
                                                                      1996            1995
                                                                  ------------    ------------
Cash flows from operating activities:
  Net loss                                                        $   (276,767)   $ (2,864,219)
  Adjustments to reconcile net loss to net cash (used) provided by operating activities:
      Depreciation                                                     189,042         175,428
      Amortization                                                     358,295         345,533
      Bad debt expense                                                  18,976          17,096
      Provision for warranty reserve                                   188,344         137,700
      Provision for inventory reserve                                    4,601          17,909
      Non-cash (income) expenses                                      (173,281)         24,521
      Net change in assets and liabilities from
        discontinued operations                                       (184,100)      1,018,324
      Changes in operating assets and liabilities,
        net of effects from acquisition of Golston Company:
           Accounts receivable                                        (543,992)        459,212
           Inventories                                                  81,006        (112,328)
           Restricted cash                                             149,619        (157,851)
           Other assets                                               (109,045)        227,939
           Accounts payable                                           (344,141)        806,872
           Accrued liabilities                                        (605,766)        471,762
           Deferred revenue                                             56,348         152,948
                                                                  ------------    ------------
               Net cash (used) provided by operating activities     (1,190,861)        720,846
                                                                  ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                                   (96,983)        (52,416)
  Sale of property and equipment                                         5,000            --
  Intangible assets                                                    (71,951)           --
  Capitalized software costs                                              --          (245,799)
  Acquisition of Golston Company                                    (4,851,406)           --
                                                                  ------------    ------------
               Net cash used by investing activities                (5,015,340)       (298,215)
                                                                  ------------    ------------

Cash flows from financing activities:
  Issuance of preferred stock, net                                     687,406            --
  Issuance of common stock, net                                      1,863,487         143,738
  Payments on line of credit                                              --          (847,317)
  Payments on notes payable and long-term debt                      (1,459,051)       (151,373)
  Proceeds from notes payable and long-term debt                     6,012,545         278,417
  Other                                                                 (9,950)         (1,946)
                                                                  ------------    ------------
               Net cash provided (used) by financing activities      7,094,437        (578,481)
                                                                  ------------    ------------

Increase (decrease) in cash                                            888,236        (155,850)
Cash at beginning of year                                              209,655         365,505
                                                                  ------------    ------------
Cash at end of year                                               $  1,097,891    $    209,655
                                                                  ============    ============




                The accompanying notes are an integral part of
                    the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      In order to provide turnkey security solutions to the middle market, several key operating components and technologies have been vertically integrated into the Company. To date, ISSI created internally, or acquired, a gate and barrier engineering and manufacturing facility, B&B Electromatic, Inc. ("B&B"), a developer and retail seller of PC-based control systems which integrate discrete security devices, Innovative Security Technologies, Inc. ("IST"), an installation and service company, Tri-Coastal Systems, Inc. ("TCSI"), and a manufacturer of specialty products for the financial and health care industries, Golston Company, Inc. ("GCI"). ISSI also has a subsidiary that was a distributor of commercial and industrial perimeter security products, Automatic Access Controls, Inc. ("AAC"). The operations of this subsidiary were discontinued during 1995.

2.    SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION

      The consolidated financial statements include the company and its wholly-owned subsidiaries, B&B, IST, TCSI, GCI AND AAC. All significant intercompany transactions and balances have been eliminated.

      CASH

      Cash is comprised of highly liquid instruments with maturities of three months or less. At December 31, 1996 and 1995, restricted cash of $8,232 and $157,851, respectively, was recorded related to a factoring arrangement (see Note 6).

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

      Amortization expense for goodwill for the years ended December 31, 1996 and 1995, respectively, was $26,797 and $1,144.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. Each business unit to which these intangible assets relate is reviewed to determine whether future cash flows over the remaining estimated useful life of the assets provide for recovery of the carrying value of the assets. If assets are being carried at amounts in excess of estimated gross future cash flows, then the assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

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

       REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

       The Company recognizes revenue from sales at the time of shipment. The Company's accounts receivable are generated from a large number of customers in the traffic and security products market. No single customer accounted for 10% or more of revenues in the years ended December 31, 1996 or 1995.

       SOFTWARE DEVELOPMENT COSTS

       The Company accounts for software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"). As of December 31, 1995, $636,906 in software development costs qualified for capitalization pursuant to FAS 86. The Company began amortizing its capitalized software costs in 1996 using the straight-line method over a period of five years. $127,381 in amortization expense was recorded in 1996.

       During 1993, the Company entered into a license and distribution agreement for certain proprietary technology. In connection with this agreement (see Note 9), the Company paid $250,000 to an affiliate controlled by the Company's former parent for the right to use the technology, which is being amortized over a period of five years from the acquisition date. For the years ended December 31, 1996 and 1995, $68,930 and $57,426, respectively, was recorded as amortization expense. Accumulated amortization at December 31, 1996 and 1995 was $168,020 and $99,090, respectively.

       The Company expenses all other research and product development costs as they are incurred.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying values of the Company's accounts receivable, notes receivable, accounts payable, note payable and other debt instruments approximate the fair values of such financial instruments.

       NET LOSS PER SHARE

       Net loss per common share for each year is computed using the weighted average number of common and common equivalent shares outstanding during the respective years.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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

       STATEMENT OF CASH FLOWS

       Supplemental cash flow information for the year ended December 31:


                                                 1996            1995
                                               --------        --------

         Cash paid for interest expense        $153,428        $295,469

         Cash paid for income taxes            $ 51,866        $ 63,615

       During 1995, accounts payable to unrelated parties of $139,141 and notes and accrued liabilities to related parties of $469,212 were converted by the Company's creditors into convertible preferred stock. During 1996, notes to unrelated parties of $304,051 and related parties of $100,000 were converted by the Company's creditors into convertible preferred stock and common stock.

       RECLASSIFICATION

       Certain reclassifications of prior year amounts have been made to conform to the fiscal 1996 presentation.

3.     I.S.T. PARTNERS, LTD.

       Effective September 1, 1996, the Company entered into an agreement with I.S.T. Partners, Ltd., an unaffiliated limited partnership, whereby the partnership will fund the sales, engineering and order fulfillment expenses of IST. In exchange, the partnership receives, as compensation from IST, 85% of the revenue generated from Intelli-Site sales until a specified investor return has been achieved. The Company retains full ownership of Intelli-Site during the agreement period and retains responsibility for managing IST's business activities, including customer relationships. As of December 31, 1996, $250,000 had been received by the Company and recorded as income in the quarter ended September 30, 1996 for the initial sale of the sales leads and prospects.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


4.     ACQUISITIONS

       On December 31, 1996, the Company acquired GCI with approximate revenues of $3.9 million, a vertically integrated manufacturer of specialty products for the financial and health care industries. This acquisition has been accounted for as a purchase. ISSI purchased 100% of GCI stock for approximately $4.8 million of combined cash and seller notes and assumed approximately $650,000 in debt. The real estate and facilities occupied by GCI were also acquired for an additional $1.5 million in cash. To fund the transactions, $4.6 million of convertible debentures were placed. The debentures have a maturity of seven years, and, until converted, carry an annual interest rate of nine percent. No principal payments are due on the debentures during the first three years. The debentures may be exchanged for ISSI Common Stock at a conversion price of $1.05 per share. To complete the funding, an additional $660,000 of ISSI Common Stock was privately placed on December 31, 1996 at $1.10 per share. The excess of the purchase price over the fair value of the assets acquired of $1,319,628 has been recorded as goodwill. If the acquisition of GCI had been effective as of January 1, 1996, pro forma net sales would have amounted to approximately $13.3 million and pro forma net income from continuing operations would have been approximately $252,000.

       In September 1995, the Company acquired substantially all of the assets and liabilities of TCSI, an unrelated company, in exchange for the Company's common stock valued at $156,375. The excess of the purchase price over the fair value of the assets acquired of $296,945 was recorded as goodwill. If the acquisition of TCSI had been effective as of January 1, 1995, pro forma net sales would have amounted to approximately $8.6 million and pro forma net loss from continuing operations would have been approximately $1.6 million.

5.     COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

       The composition of certain balance sheet accounts is as follows at December 31:

                                                    1996             1995
                                                -----------      -----------
   Inventories:
      Raw materials                             $   714,106      $   586,237
      Work-in-process                               267,015          223,052
      Finished goods                                105,864           45,599
                                                -----------      -----------
                                                $ 1,086,985      $   854,888
                                                ===========      ===========
   Property and Equipment:
      Land                                      $   905,264      $     5,264
      Building                                    1,177,168          577,168
      Rental Units                                2,311,033             --
      Leasehold improvements                         48,769           48,769
      Office furniture and equipment                855,002          575,257
      Manufacturing equipment                     2,952,930          533,167
      Vehicles                                       48,503           68,304
      Construction                                  153,425          153,425
                                                -----------      -----------
                                                  8,452,094        1,961,354
   Less:  accumulated depreciation               (2,949,810)        (893,231)
                                                -----------      -----------
                                                $ 5,502,284      $ 1,068,123
                                                ===========      ===========

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


6.     NOTES PAYABLE AND LONG-TERM DEBT

       On April 11, 1995, the Company entered into a Business Manager factoring facility with a bank to factor accounts receivable with recourse. This factoring facility expires April 15, 1997, has an adjustable factoring fee which ranged from 3.13% to 3% during 1996, and a maximum borrowing amount of $1,400,000. As of December 31, 1996 and 1995, $36,413 and
       $1,103,275 was utilized, $8,232 and $157,851 of restricted cash was held, and $36,413 and $1,103,275 of factored accounts receivable were subject to recourse.

       NOTES PAYABLE

       Notes payable consists of the following at December 31:

                                                                                1996           1995
                                                                              --------       --------

       Bridge loans payable to unrelated individual investors;
       interest at 16%; due April 30, 1996, net of debt discount
       of $0 and $46,766, respectively                                           --         $ 736,285

       Note payable due in monthly principal installments of
       various amounts until paid in full by June 1996, net of
       debt discount of $0 and $6,000, respectively; no
       interest; personally guaranteed by an officer                             --            57,646

       Note payable, interest at 3.3%, due on April 1, 1996                      --             7,016

       Note payable to a bank due on June 24, 1996; interest at
       11%; secured by second mortgage on real estate                            --           150,000

       Note payable to unrelated individual investor; no
       interest; due in one lump sum payment in January 1997                  $ 8,080            --
                                                                              -------       ---------
                                                                              $ 8,080       $ 950,947
                                                                              =======       =========

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       LONG-TERM DEBT

       Long-term debt consists of the following at December 31:

                                                                                         1996                     1995
                                                                                       --------                 ---------
        Term note payable to a bank; due in monthly principal and interest installments of $3,720 through August 2002; interest at the lender's prime plus .5% (10.75% at December 31, 1995 and 10.25% at December 31,
        1994); guaranteed by principal stockholder                                       --                 $   234,365

        Note payable to a bank due in monthly principal and interest installments of $4,060 through March 1997 when the balance is due;
        interest at 9.75% secured by equipment and accounts receivable                   --                      53,265

        Note payable due in monthly principal and interest installments of $576 through May 1997 when the balance is due; interest at 8.75%;
        secured by equipment                                                             --                       9,188

        Note payable due in monthly principal and interest installments of $366 through August 1997 when the balance is due; interest at 11%;
        secured by equipment                                                             --                       6,243

        Note payable due in monthly principal and interest installments of $477 through May 1997 when the balance is due; interest at 11%; secured
        by equipment                                                                     --                       7,289

        Term note payable to a bank; due in monthly principal and interest installments of $793 through May 2001; interest
        at 10.2503%; secured by equipment                                              33,692                        --

        Term note payable to a bank; due in monthly principal and interest installments of $12,000 through April 1998 and one balloon payment in
        May 1998; interest at the lender's prime less 1% (10% at December 31,
        1996); secured by first mortgage on real estate, equipment and certain
        personal  assets of an officer;  personally  guaranteed by                    864,865                      --
        an officer

        Term note payable to an unrelated third party due in monthly principal and interest installments of $24,134 through January
        2004; interest at 9%; secured by equipment                                  1,500,000                      --

        Convertible note payable to an unrelated fund; interest at 9% due in monthly installments of $34,500 through December 2003; no principal installments due until December 1999; secured by equity, assets and
        future contracts; guaranteed by all subsidiaries of ISSI                    4,600,000                      --
                                                                                  -----------               -----------
                                                                                    6,998,557                   310,350
        Less current portion                                                         (213,975)                  (96,451)
                                                                                  -----------               -----------
        Long-term portion                                                         $ 6,784,582               $   213,899
                                                                                  ===========               ===========


INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       NOTES PAYABLE TO RELATED PARTIES

       Notes payable consists of the following at December 31:


                                                                             1996                    1995
                                                                          ----------              ---------
        Notes payable to executive officers and members of Board
        of Directors; non-interest bearing; due on demand                 $     --                $   4,000

        Note payable to an employee; due in monthly principal and
        interest installments of $2,412 through March 1997;
        interest at 10.53%                                                     7,110                 25,437
                                                                          ----------              ---------
                                                                          $    7,110              $  29,437
        Less:  current portion                                                (7,110)               (29,437)
                                                                          ----------              ---------
        Long-term portion                                                 $      --               $    --
                                                                          ==========              =========


       Payments required under all notes payable and long-term debt outstanding at December 31, 1996 are as follows:


                        1997              $  229,124
                        1998                 986,433
                        1999                 245,154
                        2000                 769,943
                        2001                 784,806
                  Thereafter               3,998,286
                                          ==========
                                          $7,013,746
                                          ==========

7.     INCOME TAXES

       The income tax provision (benefit) is comprised of the following:


                                                  1996          1995
                                                --------      --------
          Current:
             Federal                            $   --        $   --
             State                               (11,991)       62,102
                                                --------      --------
                                                $(11,991)     $ 62,102
                                                --------      --------
          Deferred:
             Federal                            $   --        $   --
             State                                  --            --
                                                --------      --------
                                                    --            --
                                                --------      --------
          Tax expense (benefit)                 $(11,991)     $ 62,102
                                                ========      ========

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes is as follows:


                                                    1996      1995
                                                    ----      ----
Federal statutory benefit rate                       (34%)     (34%)
State income tax (benefit) provision,
    net of federal tax benefit                        (4%)       4%
Installment sale gain                                 --         2%
Net operating loss not benefited                      24%       31%
Non-deductible expenses and other                     10%        1%
                                                    ----      ----
                                                      (4%)       4%
                                                    ====      ====

       Deferred tax assets are subject to a valuation allowance if their realization is less likely than not. Deferred tax assets (liabilities) are comprised of the following at December 31, 1996 and 1995:


                                               1996             1995
                                           -----------      -----------
Amortization                               $  (213,196)     $   (39,915)
Depreciation                                      (964)            --
                                           -----------      -----------
Gross deferred tax liability                  (214,160)         (39,915)
                                           -----------      -----------

Litigation reserve                               6,047           57,120
Depreciation                                      --              3,343
Warranty reserve                                31,609           24,733
Bad debt reserve                                43,855           49,970
Net operating loss carryforward              2,205,531        1,895,091
                                           -----------      -----------
Gross deferred tax asset                     2,287,042        2,030,257
                                           -----------      -----------

Net deferred tax asset                       2,073,846        1,990,342
Valuation allowance                         (1,868,462)      (1,784,958)
                                           -----------      -----------
Net deferred tax asset                     $   205,384      $   205,384
                                           ===========      ===========

       Should a cumulative change in ownership of more than 50% occur within a three year period, there could be an annual limitation on the use of the net operating loss carryforward. The Company has unused net operating loss carryforwards of $6.5 million and $5.6 million at December 31, 1996 and 1995, respectively, that begin to expire in the year 2007. The Company increased the valuation allowance because it does not expect to realize the benefit of net operating losses, except to the extent of the $205,384 deferred tax asset, in the foreseeable future.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


8.     COMMITMENTS AND CONTINGENCIES

       The Company leases facilities and equipment under leases accounted for as operating leases. The Company currently does not have any capital leases. Future minimum payments for years subsequent to December 31, 1996 under capital and non-cancelable operating leases are as follows:


                                           Operating Leases
                                           ----------------
       1997                                   $  115,340
       1998                                        5,256
       1999                                        5,256
       2000                                          --
       2001                                          --
                                              ----------
       Total minimum payments                 $  125,852
                                              ==========

       Rent expense for operating leases was $103,253 and $85,836 for the years ended December 31, 1996 and 1995, respectively.

       CONTINGENCIES

       The Company is subject to certain legal actions and claims arising in the ordinary course of business. Management recognizes the uncertainties of litigation; however, based upon the nature of and management's understanding of the facts and circumstances which give rise to such actions and claims, management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

9.     RELATED PARTY TRANSACTIONS

       SOFTWARE LICENSE

       During 1993, the Company entered into a license and distribution agreement for certain proprietary technology to be utilized as the basis for the Intelli-Site products. This license was purchased for $250,000 from COMTRAC, a company controlled at that time by ISSI's largest stockholder. This license is being amortized over five years from the acquisition date.

10.    DISCONTINUED OPERATIONS

       During the second quarter of 1995, the Company adopted a plan to discontinue the operations of the wholesale distribution subsidiary, Automatic Access Controls, Inc. ("AAC"). The operations of this subsidiary were discontinued during July 1995. Provisions totaling $560,000 were recorded for estimated losses during the phase-out period, and for writedown of assets to net realizable value. During the fourth quarter of 1995, this provision was decreased by $65,000 due to better receipts than anticipated on certain assets. Current assets and current liabilities related to this action totaled $25,760 and $76,807, respectively, at December 31, 1996 and $49,252 and $332,866, respectively, at December 31, 1995. These assets and liabilities consist of accounts receivable and a note payable.



                                 Page 27 of 41<EN>

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       Where appropriate, the financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations were:


                                                         For the Period Ended
                                                              December 31,
                                                         --------------------
                                                           1996        1995
                                                         --------     -------
                                                            ($ in thousands)
Operating Revenue                                           --       $ 1,389
Loss from Operations                                        --       $  (720)
Loss Per Share                                              --       $  (.30)


11.    BENEFIT PLANS

       The Company has established a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation. Vesting on the Company's contribution occurs over a five-year period. The Company made no contributions in 1996 and 1995.

12.    STOCK OPTIONS AND WARRANTS

       Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" was implemented in January 1996. As permitted by the Standard, ISSI retained its prior method of accounting for stock compensation. As required by the Standard, the following information represents pro forma net income (loss) and earnings (loss) per share as if the Company had accounted for its employee stock options under the fair value method prescribed by the Standard.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively; no dividend yield, expected volatility of approximately 80% and 55%, risk-free interest rates of approximately 6.5% and 7%, and expected lives of ten years.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the Company follows in thousands (except per share amounts):


                                                       1996                            1995
                                           ---------------------------      --------------------------
                                           As reported       Pro forma      As reported      Pro forma
                                           -----------    ------------      -----------      ---------
Net Income (Loss)                            $  (276)       $  (307)         $  (2,864)      $ (2,874)
Income (Loss) per Common Share               $  (.05)       $  (.05)         $    (.71)      $   (.71)

       The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as SFAS No. 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       STOCK OPTIONS

       In February 1993, the Company established a stock option plan whereby options to purchase up to 250,000 shares of common stock may be granted (the "1993 Stock Option Plan"). In December 1994, the shareholders of the Company increased the number of shares of common stock which may be granted under this plan to 500,000. The plan is administered by the Company's Board of Directors which has the authority to establish the terms of each option grant. Under the plan, incentive stock options must be granted with an exercise price not less than the fair market value on the date of grant.

       A summary of stock option transactions is as follows (share amounts in thousands):

                                                          1996                         1995
                                                 --------------------------  ---------------------------

                                                                   Weighted                     Weighted
                                                                   Average                      Average
                                                                   Exercise                     Exercise
                                                 Shares             Price      Shares             Price
                                                 ------             -----      ------             -----

 Outstanding at beginning of year                  738           $   2.21        687           $   2.20
          Granted                                  188               1.22        115               2.07
          Forfeited                                (52)              1.95        (64)              1.90
                                                   ---                           ---
 Outstanding at end of year                        874           $   2.01        738           $   2.21
                                                   ===                           ===

 Exercisable at end of year                        663           $   2.18        556           $   2.26

 Weighted-average fair value of
   options granted during the year                               $   1.06                      $   1.40

       The following table summarizes information about the fixed-price stock options outstanding at December 31, 1996 (share amounts in thousands):

                                           Options Outstanding                   Options Exercisable
                                -----------------------------------------  ------------------------------
 Range of         Shares         Weighted-Average         Weighted-          Shares          Weighted-
 Exercise       Outstanding         Remaining              Average         Exercisable        Average
  Prices        at 12/31/96      Contractual Life      Exercise Price      at 12/31/96     Exercise Price
--------------  --------------  ---------------------  ------------------  --------------  --------------

$0.687-1.50          159            8.7 years            $   1.02               50            $   1.09
$1.563-2.50          705            7.5 years                2.22              609                2.26
$2.719-3.53           10            9.1 years                2.77                4                2.72
                     ---                                                       ---
                     874                                     2.01              663                2.18
                     ===                                                       ===

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       WARRANTS

       On April 20, 1993, in connection with the Company's initial public offering, the Company issued 1,450,000 Redeemable Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $5.40 per share during the first 30 months, and $6.75 per share during the second 30 months. The warrants are subject to redemption by the Company at $0.25 per warrant upon 30 days prior written notice with the consent of the underwriters, Thomas James Associates, Inc. ("Underwriters"). As of December 31, 1996, all warrants issued remain outstanding. The warrants expire on April 20, 1998. Management believes that the exercise price of the warrants at the date of grant approximated market value. On June 17, 1996, the Company repriced these warrants to $4.15 due to obligations under the original warrant agreement. The holder is also now entitled to purchase 1.6 shares of common stock. Again, on January 15, 1997, these warrants were repriced to $3.17 under the same obligation and the holder is now entitled to purchase 2.1 shares of common stock

       Also, in connection with the initial public offering, the Company issued a warrant to the Underwriters for the purchase of up to 145,000 units at a price of $6.30 per unit. A unit consists of a share of common stock and a warrant to purchase an additional share of common stock. This warrant is exercisable over a period of four years commencing April 20, 1994. Management believes that the exercise price of the warrant at the date of grant approximated market value. On June 17, 1996, the Company repriced these warrants to $3.51 due to obligations under the original warrant agreement. The holder is also now entitled to purchase 1.6 units. Again, on January 15, 1997, these warrants were repriced to $3.17 under the same obligation. The holder is now entitled to purchase 2.1 units.

       In connection with bridge financing obtained in 1993, the Company issued warrants to purchase 246,000 shares of common stock at an exercise price of $1.00 per share and warrants to purchase 18,000 shares of common stock at an exercise price of $2.40. As of December 31, 1996, 51,000 warrants issued remain outstanding. The warrants expire in 1998. No value has been assigned to warrants as management believed such value to be insignificant at the time of issuance.

       The Company issued warrants to purchase 211,800 shares of common stock at exercise prices of $1.06, in connection with the bridge financing obtained in 1994. As of December 31, 1996, 154,800 warrants remain outstanding and have expiration dates in 1999. Value was assigned to these warrants totaling $90,000 at December 31, 1994. Such value was amortized over the one year term of the bridge loans. During 1995 and 1996, the Company issued an additional 50,376 and 37,301 warrants, respectively, in exchange for an additional extension of the bridge loans' due date to April 30, 1996. Value was assigned to these warrants totaling $87,677. Such value was amortized over the five-month extension term of the bridge loans.

       During 1995, in connection with a payable to a former director, the Company issued warrants to purchase 10,000 shares of common stock at an exercise price of $.75 per share. Value assigned to these warrants of $7,500 was amortized over the 5-month term of the note. In connection with the convertible preferred stock sale completed in December 1995, the Company issued 136,677 warrants in 1996. These warrants are exercisable at $.67 per share and expire in 2000. The value of the warrants was recorded as part of the convertible preferred stock offering.

       During 1996, the Company issued warrants to purchase 13,201 shares of common stock at an exercise price of $1.18. Value assigned to these warrants totaling $13,210 was recorded during 1996.

       During 1996, the Company issued 832,844 warrants in connection with the convertible Series A and Series C preferred stock sales. These warrants are exercisable at $1.00 per share and expire in 2001. The value of the warrants was recorded as part of the convertible preferred stock offering.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       During 1996, the Company issued 500,000 warrants in connection with the sale of common stock to unrelated investors. The value of the warrants was recorded as part of the equity sale. As of December 31, 1996, 116,000 of these warrants remain outstanding.

       The Company issued warrants to purchase 70,000 shares of common stock to investors in I.S.T. Partners, Ltd. These warrants are exercisable at $2.40 per share and expire in 2001. Value was assigned to these warrants totaling $40,000 and was expensed in 1996.

       A summary of warrant transactions is as follows (share amounts in thousands):

                                                           1996                          1995
                                            ---------------------------------  -------------------------------
                                                                  Weighted                         Weighted
                                                                  Average                          Average
                                                                  Exercise                         Exercise
                                              Shares               Price         Shares             Price
                                            -----------        -------------    ----------    ---------------

Outstanding at beginning of year              2,218             $   3.38          2,296             $   3.32
         Granted                              1,590                 1.05             60                  .13
         Exercised                             (599)                 .87           (138)                1.01
         Repriced                             1,044                 4.04            --                   --
                                              -----                               -----
Outstanding at end of year                    4,253             $   3.03          2,218             $   3.38
                                              =====                               =====

Exercisable at end of year                    4,199             $   3.03          2,218             $   3.38

Weighted-average fair value of
  options granted during the year                               $   1.57                            $    .76

The following table summarizes information about the warrants outstanding at December 31, 1996 (share amounts in thousands):


                                                  Warrants Outstanding                    Warrants Exercisable
                                        -----------------------------------------    -------------------------------
          Range of         Shares         Weighted-Average         Weighted-          Shares          Weighted-
          Exercise       Outstanding         Remaining              Average         Exercisable        Average
           Prices        at 12/31/96      Contractual Life      Exercise Price      at 12/31/96     Exercise Price
       ------------      -----------      ----------------      ---------------    -------------   -------------------

       $ .01-1.00          1,129             3.7 years           $ .94               1,129            $    .94
       $1.06-2.00            268             3.4 years            1.42                 268                1.42
       $2.40-4.15          2,856             2.4 years            4.00               2,802                4.03
                           -----                                                     -----
                           4,253                                  3.03               4,199                3.03
                           =====                                                     =====

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


13.    CONVERTIBLE PREFERRED STOCK

       The Company's outstanding convertible preferred stock consists of 750,000 authorized shares of $.01 par value convertible preferred stock.

       Series A $20 Convertible Preferred Stock. The Company currently has outstanding 46,668 shares of its Series A $20 Convertible Preferred Stock (the "Series A Preferred"). Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights, unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of Common Stock at any time after (i) the closing bid price of the Common Stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of Common Stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. In addition, the holders of the Series A Preferred have the right to convert each share into 20 shares of Common Stock at any time. The number of shares of Common Stock into which the Series A Preferred is convertible will be proportionately adjusted in the event of a stock dividend, stock split, or reverse stock split. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of Common Stock are entitled to receive any distribution and the Series A Preferred ranks pari passu with Series B and Series C Preferred except with respect to the security interest granted to Series B Preferred (see Series B description below).

       Series B $20 Convertible Preferred Stock. The Company has issued 34,168 shares of its Series B $20 Convertible Preferred Stock (the "Series B Preferred"). Holders of the 34,166 Series B Preferred are entitled to receive dividends equal to $2.00 per share per annum, payable in equal semi-annual payments. Holders of the Series B Preferred have no voting rights, unless otherwise required by Delaware law. Each share of the Series B Preferred may, at the option of the Company or the holder, be converted into 29.85 shares of Common Stock, together with accrued but unpaid dividends. The Company has the right to redeem the Series B Preferred at any time at $22 per share, together with accrued but unpaid dividends. The number of shares of Common Stock into which the Series B Preferred is convertible will be proportionately adjusted in the event of a stock dividend, stock split, or reverse stock split. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series B Preferred are entitled to receive $20 per share together with accrued but unpaid dividends before the holders of any shares of Common Stock and on a pari passu basis with Series A and C Preferreds. A security interest in 6.8% of the Common Stock of B&B Electromatic, Inc. has been granted to secure payment of any liquidation proceeds or dividends to which the Series B becomes entitled. All Series B was converted to Common Stock in June 1996.

       Series C $20 Convertible Preferred Stock. The Company has issued 12,500 shares of its Series C $20 Convertible Preferred Stock (the "Series C Preferred"). Holders of the Series C Preferred have no voting rights, unless otherwise required by Delaware law. Each share of the Series C Preferred may, at the option of the Company or the holder, be converted into 30 shares of Common Stock. The Company has no right to redeem the Series C Preferred. The Series C Preferred is also subject to the conversion adjustments, and is entitled to receive a liquidation preference, identical to the Series A Preferred.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no disagreements concerning any matter of accounting principle or financial statements disclosure between the Company and its independent accountants.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       The information required by this item is incorporated by reference to disclosure in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report ("Proxy Statement").


ITEM 10.       EXECUTIVE COMPENSATION

       The information required by this item is incorporated by reference to the Proxy Statement.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated by reference to the Proxy Statement.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated by reference to the Proxy Statement.

                                    PART IV

ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K

       (a)    Exhibits.

              Unless otherwise indicated, all exhibits are incorporated by reference to comparable exhibits to Amendment No. 2 to the Company's registration statement on Form SB-2 No. 33-59870-FW filed March 11, 1997.

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

     10.40    Non-Disclosure Agreement between the Company and its employees.

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

     10.51    Note relating to the $900,000 Bridge Financing.

     10.52 Redeemable Common Stock Purchase Warrants that were issued in connection with the $900,000 Bridge Financing.

     10.53    Subscription Agreement dated December 28, 1995.

     10.54    Factoring Agreement from Sunburst Bank for B&B receivables.

     10.63 Stock Purchase Agreement, dated November 7, 1996, between the Company and S. Webb Golston.

     10.64 Subscription Agreement, dated December 31, 1996, between the Company and ProFutures Special Equity Fund, L.P.

     10.65 Convertible Loan Agreement, dated December 31, 1996, between the Company (and its subsidiaries) and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC.

     10.66 Management Agreement, dated August 29, 1996, between the Company and I.S.T. Partners, Ltd.

     10.67 Marketing and Development Agreement, dated July 29, 1996, between the Company, IST, and I.S.T. Partners, Ltd.

     10.68 Employment Agreement, dated January 2, 1997, between Gerald K. Beckmann and the Company.

     10.69 Employment Agreement, dated January 2, 1997, between James W. Casey and the Company.

     10.70 Real Estate Purchase Agreement, dated September 5, 1996, between the Company and Golston Family Partners, Ltd.

    *11.1     Statement related to computation of per common share earnings.

    *21.1     Subsidiaries of the Company.

    *23.1     Consent of Price Waterhouse LLP.

* Filed herewith.

       (b)    Reports filed on Form 8-K.

              None.

                                   SIGNATURES

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         INTEGRATED SECURITY SYSTEMS, INC.
                                     ------------------------------------------
                                                    (Registrant)



Date:     March 25, 1997                   /s/ GERALD K. BECKMANN
     -----------------------         ------------------------------------------
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

                                             INTEGRATED SECURITY SYSTEMS, INC.
                                           -------------------------------------
                                                        (Registrant)



Date:             March 25, 1997                                             /s/ GERALD K. BECKMANN
      ---------------------------------                      ----------------------------------------------------
                                                                               Gerald K. Beckmann
                                                                   Director, Chairman of the Board, President
                                                                          and Chief Executive Officer


Date:             March 25, 1997                                               /s/ JAMES W. CASEY
      ---------------------------------                      ----------------------------------------------------
                                                                                 James W. Casey
                                                               Director, Vice President, Chief Financial Officer,
                                                               Chief Accounting Officer, Secretary and Treasurer


Date:             March 25, 1997                                             /s/ ROBERT M. GALECKE
      ---------------------------------                      ----------------------------------------------------
                                                                               Robert M. Galecke
                                                                                    Director


Date:             March 25, 1997                                              /s/ FRANK R. MARLOW
      ---------------------------------                      ----------------------------------------------------
                                                                                Frank R. Marlow
                                                                                    Director




                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11.1        -  Statement Related to Computation of Per Common Share Earnings

  21.1        -  Subsidiaries of the Company

  23.1        -  Consent of Price Waterhouse LLP

  27          -  Financial Data Schedule
