Form 10KSB/A
period 1996-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 1997-05-05
CIK 741114

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB/A

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 (Fee Paid).
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required).

                    For Fiscal Year Ended December 31, 1996
                        Commission File Number: 1-11900


                       INTEGRATED SECURITY SYSTEMS, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


       Delaware                                          75-2422983
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


8200 SPRINGWOOD DRIVE, SUITE 230, IRVING, TEXAS 75063            (972) 444-8280
  (Address including zip code, area code and telephone number of Registrant's executive offices.)


Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                   Name of Each Exchange on Which Registered
------------------------------        -----------------------------------------
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

As of March 14, 1997, 6,908,842 shares of the Registrant's common stock were outstanding. and 3,349,500 warrants were outstanding.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 1, 1997, $17,686,636. This amount was computed by reference to the average of the bid and asked prices of registrant's common stock.

                               TABLE OF CONTENTS


     Item No.                                                              Page

                                     Part I

       1.   Description of Business                                         3-4

       2.   Description of Properties                                       5-6

       3.   Legal Proceedings                                                 6


                                    Part II

       5.   Market for Company's Common Equity and Related Stockholder
            Matters                                                         6-7

       6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7-12

       7.   Financial Statements                                          13-32

       8.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         33


                                    Part III

       9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.               33

      10.   Executive Compensation                                           33

      11.   Security Ownership of Certain Beneficial Owners and Management   33

      12.   Certain Relationships and Related Transactions                   33


                                    Part IV

      13.   Exhibits, Lists and Reports on Form 8-K                        34-36

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

WARRANTY

         The Company has two-year or five-year warranties on products it manufactures. The Company provides for replacement of components and products that contain manufacturing defects. When the Company uses other manufacturers' components, the warranties of the other manufacturers are passed to the dealers and end users. To date, the servicing and replacement of defective components and products have not been material.

BACKLOG

         The Company's backlog, calculated as the aggregate sales prices of firm orders received from customers less revenue recognized, was approximately $3.1 million at March 31, 1997. The Company expects that the majority of this backlog will be filled during 1997.

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


                                   Common Stock                Warrants
                                -------------------       ------------------
                                 $ High      $ Low        $ High       $ Low
                                -------     -------       ------       -----
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


                                                                                                     UNDERWRITING
                                                                                                     DISCOUNTS OR
    DATE SOLD         TITLE AND AMOUNT OF                PURCHASER              CONSIDERATION      COMMISSIONS PAID
                          SECURITIES                                               RECEIVED
  -------------- ------------------------------  --------------------------  --------------------- -----------------
  October 1993   Warrants to purchase 80,000     The Equity Group, Inc.      Investor relation
                 shares of Common Stock                                      services

  September-     Promissory Notes and            Accredited bridge           An aggregate of
  November       warrants to purchase 211,800    financial investors         $1,059,000
  1994           shares of Common Stock

  October        Warrants to purchase 105,677    A group of 9 investors      Extension of loan
  1995- March    shares of Common Stock                                      terms
  1996

  December 1995  45,000 shares of Common         Managerial Resources,       Financial advisory
                 Stock and warrants to           Inc. and Steffany Lea       services
                 purchase 28,000 shares of       Martin
                 Common Stock

  January 1996   34,168 Series B Convertible     A group of 11 accredited    Conversion of an
                 Preferred Stock and warrants    investors primarily         aggregate of
                 to purchase 136,669 shares      consisting of officers      $683,000 owed by
                 of Common Stock                 and directors               the Company

  January 1996   Warrants to purchase 13,201     Philip R. Thomas            Consulting services
                 shares of Common Stock

  March 1996     Warrants to purchase 326,000    Bathgate McColley           Investment banking
                 shares of Common Stock          Capital Group LLC           fees

  March 1996     Warrant to purchase 100,000     ComVest Partners            Placement Agent fee
                 shares of Common Stock

  March 1996     15,000 shares of Common Stock   Louis A. Davis              Shares of
                                                                             Tri-Coastal
                                                                             Systems, Inc.

  March 1996     15,000 shares of Common Stock   Henry E. McGuffee           Shares of
                                                                             Tri-Coastal
                                                                             Systems, Inc.

  March 1996     15,000 shares of Common Stock   Michael A. Richmond         Shares of
                                                                             Tri-Coastal
                                                                             Systems, Inc.

  March 1996     800,000 Shares of Common        Seabeach & Co.              $800,000                    $40,000
                 Stock and warrants to
                 purchase 320,000 shares of
                 Common Stock

  March-May      47,968 Series A Convertible     A group of 38 accredited    $640,000                    $78,000
  1996           Preferred Stock and warrants    investors
                 to purchase 381,344 shares
                 of Common Stock

  June 1996      12,500 Series C Convertible     A group of 5 investors      $250,000
                 Preferred Stock and warrants    including an officer and
                 to purchase 187,500 shares      director
                 of Common Stock

  July-September Warrant to purchase 70,000      I.S.T. Partners, Ltd.       R&D Partnership
  1996           shares of Common Stock

  December 31,   Convertible Debentures (9%)     Renaissance Capital Fund    $4,600,000
  1996

  December 31,   600,000 shares of Common        ProFutures Special          $600,000                    $60,000
  1996           Stock                           Equity Fund

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

         On December 31, 1996, the Company acquired all the outstanding stock of GCI. GCI's primary business is the design, manufacture, and marketing of pneumatic tube carriers for use in financial institutions and hospitals. In addition, GCI leases modular buildings to financial institutions. The purchase price was approximately $4.8 million in a combination of cash and seller notes, and the assumption of an additional $650,000 in existing debt. The Company funded this acquisition through the private placement of $4.6 million of convertible debentures to Renaissance Capital Fund, a private investment fund. The debentures have a maturity of seven years and, until converted, carry an annual interest rate of 9%. No principal payments are due for the first three years and the debentures may be exchanged for the Company's common stock at a conversion price of $1.05 per share. To complete the funding, an additional $660,000 of Common Stock was privately placed at $1.10 per share.

R&D PARTNERSHIP

         Effective September 1, 1996, the Company entered into an agreement with I.S.T. Partners, Ltd., an unaffiliated limited partnership, whereby the partnership made an initial payment of $250,000 to the Company and since has funded the sales, engineering, and order fulfillment expenses of the Company's IST subsidiary. In exchange, the partnership receives, as compensation from IST, 85% of the revenue generated from the sales of the Company's Intelli-Site products until such time as the partnership has achieved a return of at least 150% on its investment. After such time, the partnership will dissolve. The Company retains full ownership of all other rights to the Intelli-Site product, and also retains the responsibility for managing IST's business activities, including customer relationships. As of December 31, 1996, the Company had received $250,000 from the partnership, which was recorded as income in the quarter ended September 30, 1996, for the initial sale of sales leads and prospects, and the Company also received $200,000 during the fourth quarter of 1996 as reimbursement for development and sales costs. As of April 1, 1997, the partnership has not received any return on its investment.

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

         Income Taxes. In assessing the likelihood of realization of the deferred tax asset, the Company primarily considered the trend of the Company's operating results toward profitability. The Company anticipates a positive trend to continue in 1997. This positive trend will continue to be boosted by the sales of Intelli-Site, as well as the addition of GCI. These factors, coupled with the current growth of the security industry, were considered positive factors in this assessment. Since the net operating loss carry forward does not begin to expire until 2007, the Company anticipates that all recognized carry forward benefits will be fully utilized before this expiration date arrives. As there are no significant temporary differences in the Company's tax calculation, realization will be primarily achieved by increased profitability. The Company anticipates that its move to profitability in 1997 and beyond will be dependent on its success in three areas: (i) sales continued increases in sales at all subsidiaries plus a positive response to the Intelli-Site product; (ii) profit margins - continued focus on increasing margins at IST, while maintaining the current margins at B&B; and (iii) cost control - continued cost control at all subsidiaries.

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

         The Company has a factoring facility with Union Planters Bank, Baton Rouge, Louisiana, pursuant to which it may factor accounts receivable (with recourse) and receive a total of up to $700,000 in credit. This factoring facility expires April 15, 1998 and has an adjustable factoring fee which ranges from 3% to 3.5% of the total amount borrowed. As of March 31, 1997, the Company had a $0 under this factoring facility.

         On April 25, 1996, the Company obtained a $900,000 term loan facility with Bank of Jackson, Jackson, Louisiana. The loan is due in 23 monthly payments of $12,000 beginning June 1, 1996, and one final payment sufficient to pay the balance. Interest on the loan is floating at the lending institution's base lending rate (which was 10% at March 31, 1997) minus 1%. The loan is secured by all real estate and equipment at B&B and is personally guaranteed by an officer of the Company, with certain personal assets of such officer pledged as collateral. Approximately $450,000 of the proceeds of this loan were used to repay existing mortgages and notes payable at B&B, and the remaining was used to repay a portion of Company notes due April 29, 1996. As of March 31, 1997, $849,817 was outstanding under this loan facility.

         On April 11, 1997, GCI entered into a $1.95 million asset-based loan agreement with Finova Capital Corporation, of which $775,000 was borrowed at the closing. The balance of the arrangement consists of $675,000 in additional borrowing potential and a $500,000 revolving line of credit. The initial $775,000 is due in 60 monthly principal and interest payments beginning May 1, 1997. The additional borrowing may take place over the next six to twelve months for fixed asset additions, with principal and interest payments due over 60 months beginning May 1, 1998. Interest on the term borrowings is at prime plus 2%, currently 10.5%. Although there are no principal payment requirements on the line of credit, interest is due monthly at the prime rate plus 1.75% based on the average daily borrowings during the prior month. To date, GCI has not drawn against the line of credit. The financing arrangement is guaranteed by the Company and is secured by certain tangible and intangible assets of GCI.

         Historically, GCI has generated positive cash flow from operations. The Company anticipates this trend to continue. This positive cash flow, in conjunction with the existing factoring facility and the asset-based loan described in the preceding paragraph should position the Company to cover its working capital needs. As the Company continues to operate, additional financing will be necessary to fund growth plans at all of the Company's major business units.

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

               INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 7.       FINANCIAL STATEMENTS                                         Page

Report of Independent Accountants                                           14

Consolidated Balance Sheets as of December 31, 1996 and 1995                15

Consolidated Statements of Operations for the years ended
December 31, 1996 and 1995                                                  16

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1996 and 1995                                                  17

Consolidated Statements of Cash Flows for the years ended December 31,
1996 and 1995                                                               18

Notes to Consolidated Financial Statements                               19-32


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



PRICE WATERHOUSE LLP

Dallas, Texas
February 18, 1997

                       INTEGRATED SECURITY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                 ---------------------------
                                                                                     1996            1995
                                                                                 ------------    -----------
                                  ASSETS
Current assets
   Cash                                                                          $  1,097,891    $   209,655
   Accounts receivable, net of allowance for doubtful accounts
     of $65,687 and $54,558, respectively                                           2,629,909      1,761,701
   Inventories                                                                      1,086,985        854,888
   Restricted cash                                                                      8,232        157,851
   Other current assets                                                               193,960         15,831
   Net assets of discontinued operations                                               25,760         76,807
                                                                                 ------------    -----------
       Total current assets                                                         5,042,737      3,076,733

Property and equipment, net                                                         5,502,284      1,068,123
Intangible assets, net                                                              1,598,632        136,116
Capitalized software development costs, net                                           591,505        787,816
Deferred income taxes                                                                 205,384        205,384
Other assets                                                                           31,325         33,333
                                                                                 ------------    -----------
       Total assets                                                              $ 12,971,867    $ 5,307,505
                                                                                 ============    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $    881,221    $ 1,308,650
   Accrued liabilities                                                                691,208      1,041,567
   Deferred revenue                                                                   209,296        152,948
   Notes payable                                                                        8,080        950,947
   Notes payable to related parties                                                     7,110         29,437
   Current portion of long-term debt                                                  213,975         96,451
   Net liabilities of discontinued operations                                          49,252        332,866
                                                                                 ------------    -----------
       Total current liabilities                                                    2,060,142      3,912,866
                                                                                 ------------    -----------

Long-term debt                                                                      6,784,582        213,899

Stockholders' equity:
   Convertible preferred stock, $0.01 par value, 750,000 shares authorized,
     59,168 and 34,166, respectively, shares issued and outstanding                       591            342
   Common stock, $0.01 par value, 18,000,000 shares authorized,
     6,958,842 and 3,730,738, respectively, shares issued and
     6,908,842 and 3,680,738, respectively, shares outstanding                         69,588         37,307
   Additional paid-in-capital                                                      10,382,215      7,191,575
   Accumulated deficit                                                             (6,206,501)    (5,929,734)
   Treasury stock, 50,000 shares                                                     (118,750)      (118,750)
                                                                                 ------------    -----------
       Total stockholders' equity                                                   4,127,143      1,180,740
                                                                                 ------------    -----------
           Total liabilities and stockholders' equity                            $ 12,971,867    $ 5,307,505
                                                                                 ============    ===========


        The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Year Ended
                                                                          December 31,
                                                                   --------------------------
                                                                      1996           1995
                                                                   -----------    -----------
Sales                                                              $ 9,054,145    $ 7,622,219
Cost of sales                                                        5,184,321      4,200,723
                                                                   -----------    -----------
Gross margin                                                         3,869,824      3,421,496
                                                                   -----------    -----------

Operating expenses:
   Selling, general and administrative                               3,776,798      4,634,963
   Research and product development                                    152,239         46,199
                                                                   -----------    -----------
                                                                     3,929,037      4,681,162
                                                                   -----------    -----------

Loss from operations                                                   (59,213)    (1,259,666)

Other income (expense):
   Interest income                                                       7,748         14,957
   Interest expense                                                   (260,471)      (343,012)
   Other                                                                   389            209
                                                                   -----------    -----------

Loss from continuing operations before income taxes                   (311,547)    (1,587,512)
Benefit (provision) for income taxes                                    11,991        (62,102)
                                                                   -----------    -----------
Loss from continuing operations                                       (299,556)    (1,649,614)

Discontinued operations:
   Loss from discontinued operations                                      --         (720,043)
   Gain (loss) on disposal of discontinued operations                   22,789       (494,562)
                                                                   -----------    -----------
Income (loss) from discontinued operations                              22,789     (1,214,605)
                                                                   -----------    -----------

Net loss                                                           $  (276,767)   $(2,864,219)
                                                                   ===========    ===========

Weighted average common and common equivalent shares outstanding     5,122,878      4,014,108

Net loss per share:
   Continuing operations                                           $     (0.05)   $      (.41)
   Discontinued operations                                                --             (.30)
                                                                   ===========    ===========
   Total                                                           $     (0.05)   $      (.71)
                                                                   ===========    ===========


        The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            ADDITIONAL
                                       PREFERRED                       COMMON                PAID IN       ACCUMULATED
                                   SHARES      AMOUNT             SHARES    AMOUNT           CAPITAL         DEFICIT
                               -----------------------------------------------------------------------------------------
                               -----------------------------------------------------------------------------------------
Balance at December 31, 1994         --      $    --            3,519,290    $35,192       $  6,047,883    $(3,065,515)
Preferred stock issuance           34,166          342                                          683,011
Shares issued to officer                                            2,448         25              4,259
Warrant issuance                                                                                102,557
Warrant exercise                                                  138,000      1,380            112,808
Common stock issuance                                              71,000        710            179,165
Stockholder settlement                                                                           61,892
Net loss                                                                                                    (2,864,219)
                               ---------------------------------------------------------------------------------------
Balance at December 31, 1995       34,166    $     342          3,730,738    $37,307       $  7,191,575    $(5,929,734)
Preferred stock issuance           60,168          601                                        1,050,169
Preferred stock conversion        (35,166)        (352)         1,039,919     10,399            (10,047)
Warrant issuance                                                                                 82,471
Warrant exercise                                                  599,230      5,992            513,497
Common stock issuance                                           1,588,955     15,890          1,554,550
Net loss                                                                                                      (276,767)
                               ---------------------------------------------------------------------------------------
Balance at December 31, 1996       59,168    $     591          6,958,842    $69,588       $ 10,382,215    $(6,206,501)
                               =======================================================================================

                                      STOCKHOLDER
                                      RECEIVABLE,      TREASURY
                                          NET           STOCK
                                      -------------------------
Balance at December 31, 1994           $(144,062)   $     --
Preferred stock issuance
Shares issued to officer
Warrant issuance
Warrant exercise
Common stock issuance
Stockholder settlement                   144,062     (118,750)
Net loss
                                       ----------------------
Balance at December 31, 1995           $    --      $(118,750)
Preferred stock issuance
Preferred stock conversion
Warrant issuance
Warrant exercise
Common stock issuance
Net loss
                                       ----------------------
Balance at December 31, 1996           $    --      $(118,750)
                                       ======================


        The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                For the Year Ended
                                                                                   December 31,
                                                                           ---------------------------
                                                                                1996           1995
                                                                           -----------    -----------
Cash flows from operating activities:
   Net loss                                                                $  (276,767)   $(2,864,219)
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
       Depreciation                                                            189,042        175,428
       Amortization                                                            358,295        345,533
       Bad debt expense                                                         18,976         17,096
       Provision for warranty reserve                                          188,344        137,700
       Provision for inventory reserve                                           4,601         17,909
       Non-cash (income) expenses                                             (173,281)        24,521
       Net change in assets and liabilities from discontinued operations      (184,100)     1,018,324
       Changes in operating assets and liabilities, net of effects from acquisition of Golston Company:
           Accounts receivable                                                (543,992)       459,212
           Inventories                                                          81,006       (112,328)
           Restricted cash                                                     149,619       (157,851)
           Other assets                                                       (109,045)       227,939
           Accounts payable                                                   (344,141)       806,872
           Accrued liabilities                                                (605,766)       471,762
           Deferred revenue                                                     56,348        152,948
                                                                           -----------    -----------
                Net cash (used) provided by operating activities            (1,190,861)       720,846
                                                                           -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                          (96,983)       (52,416)
   Sale of property and equipment                                                5,000           --
   Intangible assets                                                           (71,951)          --
   Capitalized software costs                                                     --         (245,799)
   Acquisition of Golston Company                                           (4,851,406)          --
                                                                           -----------    -----------
                Net cash used by investing activities                       (5,015,340)      (298,215)
                                                                           -----------    -----------

Cash flows from financing activities:
   Issuance of preferred stock, net                                            687,406           --
   Issuance of common stock, net                                             1,863,487        143,738
   Payments on line of credit                                                     --         (847,317)
   Payments on notes payable and long-term debt                             (1,459,051)      (151,373)
   Proceeds from notes payable and long-term debt                            6,012,545        278,417
   Other                                                                        (9,950)        (1,946)
                                                                           -----------    -----------
                Net cash provided (used) by financing activities             7,094,437       (578,481)
                                                                           -----------    -----------

Increase (decrease) in cash                                                    888,236       (155,850)
Cash at beginning of year                                                      209,655        365,505
                                                                           -----------    -----------
Cash at end of year                                                        $ 1,097,891    $   209,655
                                                                           ===========    ===========


        The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

       STATEMENT OF CASH FLOWS

       Supplemental cash flow information for the year ended December 31:

                                         1996                     1995
                                         ----                     ----

Cash paid for interest expense          $153,428                $295,469

Cash paid for income taxes              $ 51,866                $ 63,615

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

       NOTES PAYABLE

       Notes payable consists of the following at December 31:


                                                                               1996          1995
                                                                             --------      --------
Bridge loans payable to unrelated individual investors; interest at
16%; due April 30, 1996, net of debt discount
of $0 and $46,766, respectively                                                  --        $736,285

Note payable due in monthly principal installments of various amounts until paid in full by June 1996, net of debt discount of $0 and $6,000, respectively; no
interest; personally guaranteed by an officer                                    --          57,646

Note payable, interest at 3.3%, due on April 1, 1996                             --           7,016

Note payable to a bank due on June 24, 1996; interest at
11%; secured by second mortgage on real estate                                   --         150,000

Note payable to unrelated individual investor; no
interest; due in one lump sum payment in January 1997                        $  8,080          --
                                                                             --------      --------
                                                                             $  8,080      $950,947
                                                                             ========      ========

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

LONG-TERM DEBT

Long-term debt consists of the following at December 31:
                                                                                       1996            1995
                                                                                   -----------       ---------
Term note payable to a bank; due in monthly principal and interest installments of $3,720 through August 2002; interest at the lender's prime plus .5% (10.75% at December 31, 1995 and 10.25% at December 31,
1994); guaranteed by principal stockholder                                                --         $ 234,365

Note payable to a bank due in monthly principal and interest installments of $4,060 through March 1997 when the balance is due;
interest at 9.75% secured by equipment and accounts receivable                            --            53,265

Note payable due in monthly principal and interest installments of $576 through May 1997 when the balance is due; interest at 8.75%; secured by
equipment                                                                                 --             9,188

Note payable due in monthly principal and interest installments of $366 through August 1997 when the balance is due; interest at 11%; secured by
equipment                                                                                 --             6,243

Note payable due in monthly principal and interest installments of $477 through May 1997 when the balance is due; interest at 11%; secured by
equipment                                                                                 --             7,289

Term note payable to a bank; due in monthly principal and interest installments of $793 through May 2001; interest at 10.2503%; secured by
equipment                                                                               33,692            --

Term note payable to a bank; due in monthly principal and interest installments of $12,000 through April 1998 and one balloon payment in
May 1998; interest at the lender's prime less 1% (10% at December 31,
1996); secured by first mortgage on real estate, equipment and certain
personal assets of an officer; personally guaranteed by                                864,865            --
an officer

Term note payable to an unrelated third party due in monthly principal and interest installments of $24,134 through January 2004; interest at 9%;
secured by equipment                                                                 1,500,000            --

Convertible note payable to an unrelated fund; interest at 9% due in monthly installments of $34,500 through December 2003; no principal installments due until December 1999; secured by equity, assets and
future contracts; guaranteed by all subsidiaries of ISSI                             4,600,000            --
                                                                                   -----------       ---------
                                                                                     6,998,557         310,350
Less current portion                                                                  (213,975)        (96,451)
                                                                                   -----------       ---------
Long-term portion                                                                  $ 6,784,582       $ 213,899
                                                                                   ===========       =========

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       NOTES PAYABLE TO RELATED PARTIES

       Notes payable consists of the following at December 31:

                                                                 1996         1995
                                                             --------     --------
Notes payable to executive officers and members of Board
of Directors; non-interest bearing; due on demand            $   --       $  4,000

Note payable to an employee; due in monthly principal and
interest installments of $2,412 through March 1997;
interest at 10.53%                                              7,110       25,437
                                                             --------     --------
                                                             $  7,110     $ 29,437
Less:  current portion                                         (7,110)     (29,437)
                                                             --------     --------
Long-term portion                                            $   --       $   --
                                                             ========     ========

       Payments required under all notes payable and long-term debt outstanding at December 31, 1996 are as follows:


   1997                       $   229,124
   1998                           986,433
   1999                           245,154
   2000                           769,943
   2001                           784,806
Thereafter                      3,998,286
                              ===========
                              $ 7,013,746
                              ===========

7.     INCOME TAXES

       The income tax provision (benefit) is comprised of the following:

                                 1996          1995
                              --------       -------
Current:
   Federal                    $   --         $  --
   State                       (11,991)       62,102
                              --------       -------
                              $(11,991)      $62,102
                              --------       -------
Deferred:
   Federal                    $   --         $  --
   State                          --            --
                              --------       -------
                                  --            --
                              --------       -------
Tax expense (benefit)         $(11,991)      $62,102
                              ========       =======

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes is as follows:

                                                                      1996    1995
                                                                      ----    ----

Federal statutory benefit rate                                        (34%)   (34%)
State income tax (benefit) provision, net of federal tax benefit       (4%)     4%
Installment sale gain                                                  --       2%
Net operating loss not benefited                                       24%     31%
Non-deductible amortization                                             9%      1%
Other                                                                   1%     --
                                                                      ----    ----
                                                                       (4%)     4%
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

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


8.     COMMITMENTS AND CONTINGENCIES

       The Company leases facilities and equipment under leases accounted for as operating leases. The Company currently does not have any capital leases. Future minimum payments for years subsequent to December 31, 1996 under capital and non-cancelable operating leases are as follows:

                                 Operating Leases
                               --------------------
1997                                $115,340
1998                                   5,256
1999                                   5,256
2000                                    --
2001                                    --
                                    --------
Total minimum payments              $125,852
                                    ========

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

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       Where appropriate, the financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations were:

                                          For the Period Ended
                                                December 31,
                                          --------------------
                                             1996        1995
                                          ---------    -------
                                             ($ in thousands)

Operating Revenue                            --       $ 1,389
Loss from Operations                         --       $  (720)
Loss Per Share                               --       $  (.30)

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

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the Company follows in thousands (except per share amounts):

                                                 1996                            1995
                                      -------------------------       -----------------------------
                                      As reported     Pro forma       As reported         Pro forma
                                      -----------     ---------       -----------         ---------
Net Income (Loss)                     $  (276)        $  (307)        $  (2,864)        $  (2,874)
Income (Loss) per Common Share        $  (.05)        $  (.05)        $    (.71)        $    (.71)

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

       A summary of stock option transactions is as follows (share amounts in thousands):


                                                1996                       1995
                                        ----------------------    ----------------------
                                                      Weighted                  Weighted
                                                      Average                   Average
                                                      Exercise                  Exercise
                                         Shares        Price      Shares         Price


Outstanding at beginning of year          738         $   2.21      687         $   2.20
         Granted                          188             1.22      115             2.07
         Forfeited                        (52)            1.95      (64)            1.90
                                          ---                       ---
Outstanding at end of year                874         $   2.01      738         $   2.21
                                          ===                       ===

Exercisable at end of year                663         $   2.18      556         $   2.26

Weighted-average fair value of
  options granted during the year                     $   1.06                  $   1.40

       The following table summarizes information about the fixed-price stock options outstanding at December 31, 1996 (share amounts in thousands):


                                                  Options Outstanding                    Options Exercisable
                                        -----------------------------------------  ---------------------------------
          Range of         Shares         Weighted-Average         Weighted-          Shares          Weighted-
          Exercise       Outstanding         Remaining              Average         Exercisable        Average
           Prices        at 12/31/96      Contractual Life      Exercise Price      at 12/31/96     Exercise Price
        --------------  --------------  ---------------------  ------------------  --------------  -----------------

         $0.687-1.50         159              8.7 years             $1.02                50              $1.09
         $1.563-2.50         705              7.5 years              2.22               609               2.26
         $2.719-3.53          10              9.1 years              2.77                 4               2.72
                        --------------                                             --------------
                             874                                     2.01               663               2.18
                        ==============                                             ==============

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

       A summary of warrant transactions is as follows (share amounts in thousands):


                                                           1996                                  1995
                                             ---------------------------------     ---------------------------------
                                                                   Weighted                             Weighted
                                                                   Average                              Average
                                                                   Exercise                             Exercise
                                                 Shares             Price             Shares             Price
                                             ---------------    ---------------   ---------------    ---------------

        Outstanding at beginning of year          2,218                 $3.38          2,296                 $3.32
                 Granted                          1,590                  1.05             60                   .13
                 Exercised                         (599)                  .87           (138)                 1.01
                 Repriced                         1,044                  4.04             --                 --
                                                                                  ---------------
                                             ===============
        Outstanding at end of year                4,253                 $3.03          2,218                 $3.38
                                             ===============                      ===============

        Exercisable at end of year                4,199                 $3.03          2,218                 $3.38

        Weighted-average fair value of
          options granted during the year                               $1.57                                $ .76

The following table summarizes information about the warrants outstanding at December 31, 1996 (share amounts in thousands):


                                                  Warrants Outstanding                    Warrants Exercisable
                                        -----------------------------------------    -------------------------------
          Range of         Shares         Weighted-Average         Weighted-          Shares          Weighted-
          Exercise       Outstanding         Remaining              Average         Exercisable        Average
           Prices        at 12/31/96      Contractual Life      Exercise Price      at 12/31/96     Exercise Price
        --------------  --------------  ---------------------  ------------------  --------------  -----------------

         $  .01-1.00       1,129              3.7 years               $  .94            1,129             $  .94
          $1.06-2.00         268              3.4 years                 1.42              268               1.42
          $2.40-4.15       2,856              2.4 years                 4.00            2,802               4.03
                        --------------                                             --------------
                           4,253                                        3.03            4,199               3.03
                        ==============                                             ==============

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

      4.4     Representative's Warrant.

     10.1     Integrated Security Systems, Inc. 1993 Stock Option Plan.

     10.2 Form of Integrated Security Systems, Inc. 1993 Incentive Stock Option Agreement.

     10.3 Form of Integrated Security Systems, Inc. 1993 Non-Qualified Stock Option Agreement.

     10.4 Integrated Security Systems, Inc. Non-Qualified Stock Option Agreements with each of Robert C. Pearson, William S. Leftwich, Ferdinand A. Hauslein, Jr., Gerald K. Beckmann and Daniel Hampton.

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

                                          INTEGRATED SECURITY SYSTEMS, INC.
                                        --------------------------------------
                                                     (Registrant)



Date:  May 5, 1997                              /s/ GERALD K. BECKMANN
     ---------------                    --------------------------------------
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


                                          INTEGRATED SECURITY SYSTEMS, INC.
                                        --------------------------------------
                                                     (Registrant)



Date:  May 5, 1997                              /s/ GERALD K. BECKMANN
     ---------------                    --------------------------------------
                                                   Gerald K. Beckmann
                                           Director, Chairman of the Board,
                                         President and Chief Executive Officer


Date:  May 5, 1997                             /s/ JAMES W. CASEY
     ---------------                    --------------------------------------
                                               James W. Casey
                                        Director, Vice President, Chief
                                        Financial Officer,Chief Accounting
                                         Officer, Secretary and Treasurer


Date:  March 25, 1997                          /s/ ROBERT M. GALECKE
     ---------------                    --------------------------------------
                                                  Robert M. Galecke
                                                      Director


Date:  May 5, 1997                               /s/ JAMES E. JACK
     ---------------                    --------------------------------------
                                                     James E. Jack
                                                       Director


Date:  May 5, 1997                               /s/ FRANK R. MARLOW
     ---------------                    --------------------------------------
                                                 Frank R. Marlow
                                                 Director

                              INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                      DESCRIPTION
    -------                     -----------

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

      4.4     Representative's Warrant.

     10.1     Integrated Security Systems, Inc. 1993 Stock Option Plan.

     10.2 Form of Integrated Security Systems, Inc. 1993 Incentive Stock Option Agreement.

     10.3 Form of Integrated Security Systems, Inc. 1993 Non-Qualified Stock Option Agreement.

     10.4 Integrated Security Systems, Inc. Non-Qualified Stock Option Agreements with each of Robert C. Pearson, William S. Leftwich, Ferdinand A. Hauslein, Jr., Gerald K. Beckmann and Daniel Hampton.

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

     10.40    Non-Disclosure Agreement between the Company and its employees.

    EXHIBIT
    NUMBER                      DESCRIPTION
    -------                     -----------

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