Form 10QSB
period 1997-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 1997-05-15
CIK 741114

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED     March 31, 1997        .
                                                    --------------------------

                                       OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO          .
                                                    ------    ---------

                         Commission file number 1-11900



                       Integrated Security Systems, Inc.
       (Exact name of small business issuer as specified in its charter)


                   DELAWARE                                                 75-2422983
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

8200 SPRINGWOOD, SUITE 230, IRVING, TEXAS                                      75063
(Address of principal executive offices)                                     (Zip Code)



                                (972) 444-8280
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.   Yes  [X]   No [ ]

As of May 5, 1997, 6,954,852 shares of Registrant's common stock were outstanding.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Index to Integrated Security Systems, Inc. Consolidated Financial
Statements:

                                          Page
                                          ----
    Balance Sheets                         3

    Statement of Operations                4

    Statement of Cash Flows                5

    Notes to Financial Statements          6

                       INTEGRATED SECURITY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,                   DECEMBER 31,
                                                                          1997                         1996
                                                                   ----------------             ----------------
                                                                      (UNAUDITED)
                            ASSETS
Current assets:
    Cash                                                            $     1,034,187             $      1,097,891
    Accounts receivable, net of allowance for doubtful
       accounts of $70,508 and $65,687, respectively                      2,655,866                    2,629,909
    Inventories                                                             890,335                    1,086,985
    Restricted cash                                                          54,640                        8,232
    Other current assets                                                    287,372                      193,960
    Net assets of discontinued operations                                    11,724                       25,760
                                                                    ---------------             ----------------
         Total current assets                                             4,934,124                    5,042,737

Property and equipment, net                                               5,295,082                    5,502,284
Intangible assets, net                                                    1,616,526                    1,598,632
Capitalized software development costs, net                                 542,427                      591,505
Deferred income taxes                                                       205,384                      205,384
Other assets                                                                 23,077                       31,325
                                                                    ---------------             ----------------
         Total assets                                               $    12,616,620             $     12,971,867
                                                                    ===============             ================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $       919,195             $        881,221
    Accrued liabilities                                                     378,290                      691,208
    Deferred revenue                                                        127,000                      209,296
    Notes payable                                                                --                        8,080
    Notes payable to related parties                                             --                        7,110
    Current portion of long-term debt                                       213,975                      213,975
    Net liabilities of discontinued operations                               13,692                       49,252
                                                                    ---------------             ----------------
         Total current liabilities                                        1,652,152                    2,060,142
                                                                    ---------------             ----------------

Long-term debt                                                            6,742,145                    6,784,582

Stockholders' equity:
    Preferred stock, $.01 par value, 750,000 shares
       authorized, 59,168 shares issued and outstanding                         591                          591
    Common stock, $.01 par value, 18,000,000 shares
       authorized, 7,004,852 and 6,958,852, respectively,
       shares issued and 6,954,852 and 6,908,852,
       respectively, shares outstanding                                      70,048                       69,588
    Additional paid-in-capital                                           10,430,630                   10,382,215
    Accumulated deficit                                                  (6,160,196)                  (6,206,501)
    Treasury stock, 50,000 shares                                          (118,750)                    (118,750)
                                                                    ---------------             ----------------
         Total stockholders' equity                                       4,222,323                    4,127,143
                                                                    ---------------             ----------------
             Total liabilities and stockholders' equity             $    12,616,620             $     12,971,867
                                                                    ===============             ================



   The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                           ----------------------------------------
                                                                1997                     1996
                                                           ----------------       -----------------
    Sales                                                  $      3,572,822       $       1,809,059
    Cost of sales                                                 2,164,316               1,155,881
                                                           ----------------       -----------------
    Gross margin                                                  1,408,506                 653,178
                                                           ----------------       -----------------

    Operating expenses:
         Selling, general and administrative                      1,212,828                 782,395
         Research and product development                            13,558                   2,389
                                                           ----------------       -----------------
                                                                  1,226,386                 784,784
                                                           ----------------       -----------------

    Income (loss) from operations                                   182,120                (131,606)

    Other income (expense):
         Interest income                                              3,399                   2,317
         Interest expense                                          (159,162)               (108,464)
         Gain (loss) on sale of assets                               23,446                    (121)
         Other                                                          165                   6,121
                                                           ----------------       -----------------

    Income (loss) from continuing
         operations before income tax                                49,968                (231,753)
    (Provision) benefit for income taxes                             (3,663)                 23,000
                                                           ----------------       -----------------
    Income (loss) from continuing operations                         46,305                (208,753)

    Discontinued operations:
         Gain on disposal of discontinued operations                     --                  22,789
                                                           ----------------       -----------------
    Income from discontinued operations                                  --                  22,789
                                                           ----------------       -----------------

    Net income (loss)                                      $         46,305       $        (185,964)
                                                           ================       =================

    Weighted average common and common
       equivalent shares outstanding                              7,875,063               5,401,848
                                                           ================       =================

    Net income (loss) per share:
         Continuing operations                             $            .01       $            (.03)
         Discontinued operations                                         --                      --
                                                           ----------------       -----------------
         Total                                             $            .01       $            (.03)
                                                           ================       =================




   The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                    ---------------------------------------
                                                                         1997                     1996
                                                                    --------------            -------------
Cash flows from operating activities:
    Net income (loss)                                               $       46,305            $    (185,964)
    Adjustments to reconcile net income (loss) to net cash used by operating activities:
         Depreciation                                                      161,783                   47,078
         Amortization                                                       60,666                  114,495
         Bad debt expense                                                    4,900                    6,000
         Provision for warranty reserve                                     20,800                   21,144
         Provision for inventory reserve                                     1,000                    9,000
         Deferred revenue                                                  (82,296)                (115,333)
         Gain (loss) on sale of assets                                     (23,446)                     121
         Non-cash income                                                   (24,014)                (268,731)
         Net change in assets and liabilities of
            discontinued operations                                        (21,524)                (113,015)
         Changes in operating assets and liabilities:
             Accounts receivable                                           (66,807)                 422,970
             Inventories                                                   195,650                  (99,477)
             Restricted cash                                               (46,408)                  95,441
             Other assets                                                  (85,164)                   3,296
             Accounts payable                                               37,974                 (308,708)
             Accrued liabilities                                          (333,327)                (226,722)
                                                                    --------------            -------------
                 Net cash used by operating activities                    (153,908)                (598,405)
                                                                    --------------            -------------

Cash flows from investing activities:
    Purchase of property and equipment                                     (13,299)                 (24,402)
    Sale of property and equipment                                         112,256                    5,000
    Intangible assets                                                           --                  (66,178)
                                                                    --------------            -------------
                 Net cash provided (used) by investing activities           98,957                  (85,580)
                                                                    --------------            -------------

Cash flows from financing activities:
    Issuance of preferred stock, net                                            --                  190,000
    Issuance of common stock, net                                           48,875                  760,000
    Payments on notes payable and long-term debt                           (57,628)                 (34,773)
    Proceeds from notes payable and long-term debt                              --                  335,000
                                                                    --------------            -------------
                 Net cash (used) provided by financing activities           (8,753)               1,250,227
                                                                    --------------            -------------

(Decrease) increase in cash                                                (63,704)                 566,242
Cash at beginning of period                                              1,097,891                  209,655
                                                                    --------------            -------------
Cash at end of period                                               $    1,034,187            $     775,897
                                                                    ==============            =============





   The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     QUARTERS ENDED MARCH 31, 1997 AND 1996


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying financial statements include the accounts of Integrated Security Systems, Inc. ("ISSI") and all of its subsidiaries (collectively, the "Company"), with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10- KSB filed March 25, 1997.

NOTE 2 - RECLASSIFICATION

    Certain reclassification of prior year amounts have been made to conform to the current period presentation.

NOTE 3 - ACQUISITION OF GOLSTON COMPANY, INC.

    On December 31, 1996, the Company acquired all of the outstanding stock of Golston Company, Inc. ("GCI") for approximately $4.8 million in a combination of cash and seller notes, and the assumption of an additional $650,000 in existing debt. This transaction was accounted for as a purchase with the excess of the purchase price over the fair market value of the net assets acquired of $1,319,628 recorded as goodwill. During the first quarter of 1997, goodwill increased by $17,106 related to the write-off of certain accounts receivable. As of March 31, 1997, amortization expense of $4,164 has been recorded.

NOTE 4 - EARNINGS PER SHARE

    In February 1997, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
This statement specifies the computation, presentation and disclosure requirements for earnings per share for financial statements issued for periods ending after December 31, 1997. The Company has determined that basic and diluted earnings per share for the three months ended March 31, 1997 would have been $.01 if the Company had adopted the standard.

NOTE 5 - SUBSEQUENT EVENTS

    On April 11, 1997, GCI entered into a $1.95 million financing arrangement with Finova Capital Corporation, of which $775,000 was borrowed on terms at the closing. The balance of the arrangement consists of $675,000 in additional borrowing potential and a $500,000 revolving line of credit. The initial $775,000 is due in 60 monthly principal and interest payments beginning May 1, 1997. The additional borrowing may take place over the next six to twelve months for fixed asset additions, with principal and interest payments due over 60 months beginning May 1, 1998. Interest on the term borrowings is at prime plus 2%, currently 10.5%. Although there are no principal payment requirements on the line of credit, interest is due monthly at the prime rate plus 1.75% based on the average daily borrowings during the prior month. To date, GCI has not drawn against the line of credit. The financing arrangement is guaranteed by the Company and is secured by certain tangible and intangible assets of GCI.

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

    On January 1, 1992, the Company acquired B&B from an affiliate in a transaction which was accounted for similar to a pooling of interests. B&B designs, manufactures, and distributes commercial and industrial security products, and traffic control gates, barriers and lighting for the road and bridge industry. B&B has been in operation since 1925. On March 16, 1993, the Company organized IST, which is a retail seller of security products and microprocessor-based systems to large customers. On August 23, 1993, the Company announced the development of its PC-based security network, Intelli-Site(R), that integrates multiple security functions into a centralized management system for single and/or multiple site locations. IST is responsible for the sales and marketing of this product. The first beta site installations for this product were completed during the fourth quarter of 1994 and the first quarter of 1995. On September 18, 1995, the Company purchased substantially all of the assets and liabilities of TCSI. TCSI sells and installs security and safety systems to end users. On December 31, 1996, the Company acquired all of the outstanding stock of GCI. GCI's primary business is the design, manufacture, and marketing of pneumatic tube carriers for use in financial institutions and hospitals. In addition, GCI leases modular buildings to financial institutions.

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

R&D PARTNERSHIP

    Effective September 1, 1996, the Company entered into an agreement with I.S.T. Partners, Ltd., an unaffiliated limited partnership, whereby the partnership made an initial payment of $250,000 to the Company and since has funded the sales, engineering, and order fulfillment expenses of the Company's IST subsidiary. In exchange, the partnership receives, as compensation from IST, 85% of the revenue generated from the sales of the Company's Intelli-Site products until such time as the partnership has achieved a return of at least 150% on its investment. After such time, the partnership will dissolve. The Company retains full ownership of all other rights to the Intelli-Site product, and also retains the responsibility for managing IST's business activities, including customer relationships. As of March 31, 1997, the partnership has not received any return on its investment.

EARNINGS PER SHARE

    In February 1997, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
This statement specifies the computation, presentation and disclosure requirements for earnings per share for financial statements issued for periods ending after December 31, 1997. The Company has determined that basic and diluted earnings per share for the three months ended March 31, 1997 would have been $.01 if the Company had adopted the standard.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

    Sales. The Company's sales increased by 97% from $1.8 million in the first quarter of 1996 to $3.6 million in the first quarter of 1997. Contributing to this increase were record sales at TCSI and IST and the inclusion of GCI revenue in the quarter ended March 31, 1997, with no equivalent revenue last year. Sales at TCSI and IST more than doubled compared to last year due to larger and more contracts, respectively. B&B experienced a 5% increase in sales during the first quarter of 1997.

    Cost of Sales and Gross Profit. Gross profit as a percent of sales increased to 39% from 36% for the first quarters of 1997 and 1996, respectively. This increase was primarily due to a favorable change in the Company's product mix from the prior year. With the inclusion of GCI results in the quarter ended March 31, 1997, 70% of the Company's sales were from products manufactured by the Company, which generally have higher gross margins.

    Selling, General and Administrative. Selling, general and administrative expenses increased by 55% from $.8 million in the first quarter of 1996 to $1.3 million in the first quarter of 1997. This increase was primarily attributable to the inclusion of GCI expenses for the quarter ended March 31, 1997.

    Interest Expense. Interest expense increased from $108,464 in the first quarter of 1996 to $159,162 in the comparable 1997 period due to the financing related to the acquisition of GCI.

    Gain on sale of assets. The Company recorded a $23,446 gain on the sale of assets during the first quarter of 1997, primarily from the sale of a modular building at GCI.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash position decreased by $63,704 during the first quarter of 1997. The Company used $153,908 for operations during this period as compared to $598,405 used during the comparable 1996 period. Discontinued operations used $21,524 of cash during the first quarter of 1997 compared to $113,015 used during the comparable 1996 period. During the first quarter of 1997, the Company generated $98,957 in net proceeds from the sale and purchase of property and equipment. The Company received $48,875 from the exercise of warrants during the first quarter of 1997 and made payments of $57,628 on notes payable and long-term debt.

    The Company has a factoring facility with Union Planters Bank, Baton Rouge, Louisiana, pursuant to which it may factor accounts receivable (with recourse) and receive a total of up to $700,000 in credit. This factoring facility expires April 15, 1998 and has an adjustable factoring fee which ranges from 3% to 3.5% of the total amount borrowed. As of March 31, 1997, the Company did not have any money borrowed under this factoring facility.

    On April 11, 1997, GCI entered into a $1.95 million financing arrangement with Finova Capital Corporation, of which $775,000 was borrowed at the closing. The balance of the arrangement consists of $675,000 in additional borrowing potential and a $500,000 revolving line of credit. The initial $775,000 is due in 60 monthly principal and interest payments beginning May 1, 1997. The additional borrowing may take place over the next six to twelve months for fixed asset additions, with principal and interest payments due over 60 months beginning May 1, 1998. Interest on the term borrowings is at prime plus 2%, currently 10.5%. Although there are no principal payment requirements on the line of credit, interest is due monthly at the prime rate plus 1.75% based on the average daily borrowings during the prior month. To date, GCI has not drawn against the line of credit. The financing arrangement is guaranteed by the Company and is secured by certain tangible and intangible assets of GCI.

    Historically, GCI has generated positive cash flow from operations. The Company anticipates this trend to continue. This positive cash flow, in conjunction with the existing factoring facility and the financing arrangement described in the preceding paragraph should position the Company to cover its working capital needs. As the Company continues to operate, additional financing will be necessary to fund growth plans at all of the Company's major business units.

    The information contained in the previous paragraph included certain forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, the following: anticipated seasonal changes may not occur or operations may not improve as projected.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    Form 8-K, filed January 10, 1997 announcing the acquisition of Golston Company, Inc.

    Form 8-K/A, filed March 11, 1997 announcing the acquisition of Golston Company, Inc.

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Integrated Security Systems, Inc.
                                         -------------------------------------
                                                     (Registrant)



Date:   May 14, 1997                            /s/ GERALD K. BECKMANN
     -------------------                 -------------------------------------
                                                  Gerald K. Beckmann
                                           Director, Chairman of the Board,
                                         President and Chief Executive Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
