Form 10KSB
period 1997-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 1997-09-26
CIK 741114

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Paid).
[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 (No Fee Required).

                      For Fiscal Year Ended June 30, 1997
                        Commission File Number: 1-11900



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


Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of Each Exchange on Which Registered
-----------------------------        -----------------------------------------
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

Issuer's revenues for its most recent fiscal year:   $6,470,842

As of September 19, 1997, 8,039,825 shares of the Registrant's common stock were outstanding and 1,450,000 warrants were outstanding.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: as of September 19, 1997, $13,098,000. This amount was computed by reference to the average close price of registrant's common stock.

                               TABLE OF CONTENTS

     Item No.                                                                                         Page
     --------                                                                                         ----
                                                          Part I

       1.         Description of Business                                                              3-5

       2.         Description of Properties                                                              5

       3.         Legal Proceedings                                                                      6


                                                         Part II

       5.         Market for Company's Common Equity and Related Stockholder Matters                   6-7

       6.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                           7-11

       7.         Financial Statements                                                               12-32

       8.         Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                              33


                                                         Part III

       9.         Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.                                    33

      10.         Executive Compensation                                                                33

      11.         Security Ownership of Certain Beneficial Owners and Management                        33

      12.         Certain Relationships and Related Transactions                                        33


                                    Part IV

      13.         Exhibits, Lists and Reports on Form 8-K                                            33-35

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

     Integrated Security Systems, Inc. ("ISSI" or the "Company") designs, develops, manufactures, sells and services commercial and industrial security and traffic control products including warning gates, crash barriers, lane changers, navigational and airport lighting, and electronically-controlled security gates. The Company also develops and markets "intelligent" or programmable security systems that integrate multiple security devices and subsystems for governmental, commercial and industrial facilities. Applications for these systems include perimeter security for airports, access control for commercial office buildings, and video surveillance for warehouses. By integrating different commercially available security products such as automatic gates, access control panels, video cameras, switchers, recorders, and badge identification systems, the Company provides turnkey security solutions that perform automated user-defined security functions.

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

     Effective January 1, 1997, the Company changed its fiscal year end from December 31 to June 30. References to fiscal years 1996 and earlier refer to the twelve months ended December 31 of such year. References to fiscal 1997 refer to the six month transition period ended June 30, 1997.

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

     B&B plans to continue to leverage its long term reputation of high quality designs and its broad network of architectural firms that prefer and specify B&B products on new projects into increased revenues during the rebuilding of the federal and state road and bridge infrastructures. In addition, the Company will continue to incorporate B&B's road and bridge reputation into its more recently established perimeter security core business.

Perimeter Security:  B&B Electromatic, Inc. ("B&B")

     B&B manufactures gate operators and aluminum gate panels which it sells to dealers and distributors. Gate panels are movable portions of an enclosure used for pedestrian and vehicular site access and egress. Gate operators are automated mechanisms designed to open and close gate panels under electronic control. B&B perimeter security products average between $1,000 and $8,000 per order with delivery times ranging from less than a week to several weeks depending upon whether the item is custom-built or a standard product. Perimeter security products are also integrated into Intelli-Site systems and resold as a subsystem by Innovative Security Technologies, Inc. ("IST") to its clients.

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

Integrated Systems:  Innovative Security Technologies, Inc. ("IST")

     IST designs, develops and markets fully integrated turnkey facility management systems. IST continues to expand its sales activities to include leveraged channel distribution as well as its own direct sales force. IST's strategy is to exploit industry outsourcing trends by proliferating sales of its proprietary Intelli-Site integrated turnkey system to end users through multiple distribution channels.

     In 1993, IST began developing and testing a proprietary hardware and software product called Intelli-Site, a user-defined, PC-based systems integration platform. The two industry-unique features of Intelli-Site are its ability to integrate any vendor's security devices or subsystem (vendor independency) and its ability to have the system's automated functionality be defined by the end user at any time, within minutes, without programming (dynamic functionality). The Company knows of no other product with these features.

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

Pneumatic Carriers: Golston Company, Inc. ("GCI")

     GCI manufactures and sells a variety of products, primarily to the retail banking and healthcare industries and, through its plastic injection molding operations, is a provider of carriers used in pneumatic tube systems in both drive-up banking and hospital environments. GCI also manufactures and markets modular buildings for financial institutions for use during new branch construction or existing facility remodeling.

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

BACKLOG

     The Company's backlog, calculated as the aggregate sales prices of firm orders received from customers less revenue recognized, was approximately $3 million at June 30, 1997. The Company expects that the majority of this backlog will be filled during the second half of 1997 and the first half of 1998.

INTELLECTUAL PROPERTY

     The Company has applied for U.S. registration of "ISSI" as a trademark and a service mark. The Company has also applied for U.S. registration of the trademark "Intelli-Gate."

     On March 16, 1993, the Company entered into an agreement with COMTRAC Corporation ("CTC") that grants to the Company a non-exclusive, worldwide, irrevocable, paid-up license to use CTC's proprietary transaction processing systems, applications and communications software and related hardware for use in security-related systems and systems integrating security and EFT functions, all of which are components of the Intelli-Site integration platform. The license was exclusive until March 16, 1996. The Company paid $250,000 for this license.

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

PRODUCT DESIGN AND DEVELOPMENT

     There are currently three employees of the Company dedicated to research, development and product engineering. During fiscal 1995 and 1996, and the first six months of 1997, the Company spent approximately $292,000, $152,239, and $34,138, respectively, on research and development, primarily related to the development of Intelli-Site.

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

EMPLOYEES

     As of June 30, 1997, the Company employed 89 people, all in full-time positions. None of the Company's employees is subject to collective bargaining agreements. The Company believes that relations with its employees are good.

ITEM 2.       DESCRIPTION OF PROPERTIES

     B&B owns its manufacturing and office facility in Norwood, Louisiana. This facility consists of approximately 26,000 square feet of manufacturing and office space on five acres of land. GCI owns its manufacturing and office facility in Sanger, Texas. This facility consists of approximately 36,000 square feet of manufacturing and office space on 6.4 acres of land. The Company occupies 13,038 square feet of office and warehouse space in Irving, Texas, under a lease expiring on December 31, 1997, with monthly rent of $6,790, plus the costs of utilities, property taxes, insurance, repair/maintenance expenses and common area utilities.

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


                                    PART II

ITEM 5.       MARKET FOR COMPANY'S COMMON STOCK

     The Company's Common Stock is traded on the Automated Quotation System of the National Association of Securities Dealers, Inc. ("Nasdaq") under the symbol "IZZI" and on the Boston Stock Exchange under the symbol "ISI." The IPO Warrants are traded on the Nasdaq Small Cap Market under the symbol "IZZIW" and on the Boston Stock Exchange under the symbol "ISIW." As of June 30, 1997, there were 7,905,212 shares of Common Stock outstanding and 1,450,000 IPO Warrants outstanding entitling holders to purchase 3,045,000 shares of Common Stock. The shares of Common Stock are held of record by approximately 75 holders and the Warrants are held of record by approximately 54 holders. The following table sets forth, for the periods indicated, the high and low bid quotations for the IPO Warrants and the Common Stock on the Nasdaq Small Cap Market. Trading prices for the Common Stock and the IPO Warrants on the Boston Stock Exchange are substantially similar to the prices set forth below for the Nasdaq Small Cap Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in the Company's securities may at times be relatively illiquid due to low volume.

                                         Common Stock                                    Warrants
                         --------------------------------------------- ----------------------------------------------
                                $ High                  $ Low                  $ High                  $ Low
Fiscal 1997
     First Quarter               3 1/2                 1 3/16                  1 5/8                   15/16
     Second Quarter              2 3/16                 11/4                   1 5/16                  11/16
Fiscal 1996
     First Quarter              2 13/16                  5/8                     7/8                    1/16
     Second Quarter              5 7/8                 2 1/16                  1 3/8                    5/16
     Third Quarter               3 1/2                1 13/16                    1                     11/16
     Fourth Quarter              3 5/8                 2 3/8                   1 5/16                   3/4
Fiscal 1995
     First Quarter               2 1/2                 1 5/8                    11/16                   3/8
     Second Quarter              2 5/8                    1                      5/8                    5/16

     On September 19, 1997, the last reported sales prices for the Common Stock and the IPO Warrants as reported on the Nasdaq Small Cap Market were $2.31 and $1.19, respectively.

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


     DATE SOLD       TITLE AND AMOUNT OF SECURITIES       PURCHASER                 CONSIDERATION RECEIVED  UNDERWRITING
     ---------       ------------------------------       ---------                 ----------------------    DISCOUNTS
                                                                                                            ------------
September-November   Promissory Notes and                 Accredited bridge         An aggregate of
1994                 warrants to purchase                 financial investors       $1,059,000
                     211,800 shares of Common
                     Stock

October 1995-        Warrants to purchase                 A group of 9 investors    Extension of loan
March 1996           105,677 shares of Common                                       terms
                     Stock

December 1995        45,000 shares of Common              Managerial Resources,     Financial advisory
                     Stock and warrants to                Inc. and Steffany Lea     services
                     purchase 28,000 shares of            Martin
                     Common Stock

January 1996         34,168 Series B Convertible          A group of 11             Conversion of an
                     Preferred Stock and                  accredited investors      aggregate of $683,000
                     warrants to purchase                 primarily consisting of   owed by the Company
                     136,669 shares of Common             officers and directors
                     Stock

January 1996         Warrants to purchase 13,201          Philip R. Thomas          Consulting services
                     shares of Common Stock

March 1996           Warrants to purchase                 Bathgate McColley         Investment banking
                     326,000 shares of Common             Capital Group LLC         fees
                     Stock

March 1996           Warrant to purchase 100,000          ComVest Partners          Placement Agent fee
                     shares of Common Stock

March 1996           15,000 shares of Common              Louis A. Davis            Shares of Tri-Coastal
                     Stock                                                          Systems, Inc.

March 1996           15,000 shares of Common              Henry E. McGuffee         Shares of Tri-Coastal
                     Stock                                                          Systems, Inc.

March 1996           15,000 shares of Common              Michael A. Richmond       Shares of Tri-Coastal
                     Stock                                                          Systems, Inc.

March 1996           800,000 Shares of Common             Seabeach & Co.            $800,000                     $40,000
                     Stock and warrants to
                     purchase 320,000 shares of
                     Common Stock

March-May 1996       47,968 Series A Convertible          A group of 38             $640,000                     $78,000
                     Preferred Stock and                  accredited investors
                     warrants to purchase
                     381,344 shares of Common
                     Stock

June 1996            12,500 Series C Convertible          A group of 5 investors    $250,000
                     Preferred Stock and                  including an officer
                     warrants to purchase                 and director
                     187,500 shares of Common
                     Stock

July-September 1996  Warrant to purchase 70,000           I.S.T. Partners, Ltd.     R&D Partnership
                     shares of Common Stock

December 31, 1996    Convertible Debentures (9%)          Renaissance Capital Fund  $4,600,000

December 31, 1996    600,000 shares of Common             ProFutures Special        $600,000                     $60,000
                     Stock                                Equity Fund


DIVIDEND POLICY

     Dividends have not been declared on the Common Stock and it is not anticipated that dividends will be paid in the near future because any funds available will most likely be reinvested in the Company's business and used to repay outstanding debt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Incorporated on December 19, 1991, the Company is a holding company that conducts its operations principally through four wholly-owned subsidiaries: B&B Electromatic, Inc. ("B&B"), Golston Company, Inc. ("GCI"), Innovative Security Technologies, Inc. ("IST"), and Tri-Coastal Systems, Inc. ("TCSI").

     On January 1, 1992, the Company acquired B&B from an affiliate in a transaction which was accounted for similar to a pooling of interests. B&B designs, manufactures, and distributes commercial and industrial security products, and traffic control gates, barriers and lighting for the road and bridge industry. B&B has been in operation since 1925. On March 16, 1993, the Company organized IST, which is a retail seller of security products and microprocessor-based systems to large customers. On August 23, 1993, the Company announced the development of its PC-based security network, Intelli-Site, that integrates multiple security functions into a centralized management system for single and/or multiple site locations. IST is responsible for the sales and marketing of this product. On September 18, 1995, the Company purchased substantially all of the assets and liabilities of TCSI. TCSI sells and installs security and safety systems to end users.

     On January 1, 1992, the Company purchased all of the outstanding stock of Automatic Access Controls, Inc. ("AAC"), an independent distributor of commercial and industrial security products. The Company discontinued the operations of AAC during 1995. Accordingly, AAC is reported as a discontinued operation for all periods presented.

     On December 31, 1996, the Company acquired all the outstanding stock of GCI. GCI's primary business is the design, manufacture, and marketing of pneumatic tube carriers for use in financial institutions and hospitals. In addition, GCI manufactures modular buildings for financial institutions. The purchase price was approximately $4.8 million in a combination of cash and seller notes, and the assumption of an additional $650,000 in existing debt. The real estate and facilities occupied by GCI were also acquired for an additional $1.5 million in cash. The Company funded this acquisition through the private placement of $4.6 million of convertible debentures to Renaissance Capital Fund, a private investment fund. The debentures have a maturity of seven years and, until converted, carry an annual interest rate of 9%. No principal payments are due for the first three years and the debentures may be exchanged for the Company's common stock at a conversion price of $1.05 per share. To complete the funding, an additional $660,000 of Common Stock was privately placed at $1.10 per share. During fiscal 1997, the Company recorded additional acquisition costs and non-compete agreements of $691,745.

     Effective January 1, 1997, the Company changed its fiscal year end from December 31 to June 30. References to fiscal years 1996 and earlier refer to the twelve months ended December 31 of such year. References to fiscal 1997 refer to the six month transition period ended June 30, 1997.

     The Company's executive offices are located at 8200 Springwood Drive, Suite 230, Irving, Texas 75063. The Company's telephone number is (972) 444-8280. The Company is a Delaware corporation.

R&D PARTNERSHIP

     Effective September 1, 1996, the Company entered into an agreement with I.S.T. Partners, Ltd., an unaffiliated limited partnership, whereby the Partnership will fund the sales, engineering and order fulfillment expenses of IST. In exchange, the Partnership will receive, as compensation from IST, 85% of the revenue generated from IST's Intelli-Site sales until the Partnership has achieved at least a 150% return on its investment. After such time, the Partnership will dissolve. The Company retains full ownership of Intelli-Site during the agreement period and retains responsibility for managing IST's business activities, including customer relationships. As of June 30, 1997, the Partnership had not received any return on its investment. Also, during the year ended December 31, 1996, the Company received $250,000 from the Partnership related to the Partnership's purchase of sales leads and prospects.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement establishes a new methodology for reporting earnings per share for interim financial information and annual financial statements with periods ending after December 15, 1997. For the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, the pro forma basic and diluted loss per share amounts calculated assuming adoption of this statement would be the same as the loss per share presented on the consolidated statements of operations.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Sales. The Company's sales increased by $2.3 million (55%) from $4.2 million during the six months ended June 30, 1996 to $6.5 million during the six months ended June 30, 1997. The increase was primarily attributable to the inclusion of GCI, acquired on December 31, 1996, for the six months ended June 30, 1997, with no equivalent revenue during the comparable 1996 period. Also contributing to the increase were sales at TCSI and IST during the six months ended June 30, 1997, due to larger contracts and increased business.

     For the six months ended June 30, 1997, approximately 74% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 78% for the comparable six month period during 1996.

     Cost of Sales and Gross Margin. Gross margin as a percent of sales increased to 42% from 38% for the six months ended June 30, 1997 and 1996, respectively. This increase was primarily due to a favorable change in the Company's product mix compared to the prior year. With the inclusion of GCI results during the six months ended June 30, 1997, the Company experienced higher sales of products manufactured by the Company, which have higher gross margins. The Company also incurred $63,691 in software cost amortization during each of the 1997 and 1996 periods.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $2.7 million during the six months ended June 30, 1997 from $1.8 million during the comparable 1996 period. The increase was primarily attributable to the inclusion of GCI expenses during the six months ended June 30, 1997.

     Research and Development. Research and development expenses decreased from $152,239 in fiscal 1996 to $34,138 in fiscal 1997. This decrease was due primarily to the completion of the initial development of Intelli-Site.

     Interest Expense. Interest expense increased to $389,540 during the six months ended June 30, 1997 from $174,215 during the comparable 1996 period due to the financing related to the acquisition of GCI.

     Gain on sale of assets. The Company recorded a $23,408 gain on the sale of assets during the six months ended June 30, 1997, primarily from the sale of modular buildings at GCI.

     Income Taxes. In assessing the likelihood of realization of the deferred tax asset, the Company primarily considered the trend of the Company's operating results toward profitability. The Company anticipates a positive trend to continue. This positive trend will continue to be boosted by the sales of Intelli-Site, as well as the addition of GCI. These factors, coupled with the current growth of the security industry, were considered positive factors in this assessment. Since the net operating loss carry forward does not begin to expire until 2007, the Company anticipates that all recognized carry forward benefits will be fully utilized before this expiration date arrives. As there are no significant temporary differences in the Company's tax calculation, realization will be primarily achieved by increased profitability. The Company anticipates that its move to profitability will be dependent on its success in three areas: (i) sales - continued increases in sales at all subsidiaries plus a positive response to the Intelli-Site product; (ii) profit margins continued focus on increasing margins at IST, while maintaining the current margins at B&B and GCI; and (iii) cost control continued cost control at all subsidiaries.

     Notwithstanding the above positive factors, the Company has adopted a conservative posture by providing a valuation reserve of 91% of the deferred tax asset as of June 30, 1997. Further recognition of the asset will be dependent on the Company attaining profitability targets that have been established. The realizability of the net deferred tax asset has been (and will continue to be) reviewed on a quarterly basis.

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

     Cost of Sales and Gross Margin. Gross margin as a percent of sales decreased to 43% in 1996 from 45% in 1995. This decrease was primarily due to a less favorable product mix compared with the prior year. During 1996, the Company experienced higher sales of perimeter security products which have lower gross margins compared to road and bridge products. Also during 1996, in accordance with FAS 86, the Company began to amortize capitalized software development costs related to Intelli-Site as the product was brought to market. Amortization expense of $127,381 was recognized in 1996.

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

     Income Taxes. In assessing the likelihood of realization of the deferred tax asset, the Company primarily considered the trend of the Company's operating results toward profitability. The Company anticipates a positive trend to continue. This positive trend will continue to be boosted by the sales of Intelli-Site, as well as the addition of GCI. These factors, coupled with the current growth of the security industry, were considered positive factors in this assessment. Since the net operating loss carry forward does not begin to expire until 2007, the Company anticipates that all recognized carry forward benefits will be fully utilized before this expiration date arrives. As there are no significant temporary differences in the Company's tax calculation, realization will be primarily achieved by increased profitability. The Company anticipates that its move to profitability will be dependent on its success in three areas: (i) sales - continued increases in sales at all subsidiaries plus a positive response to the Intelli-Site product; (ii) profit margins - continued focus on increasing margins at IST, while maintaining the current margins at B&B and GCI; and (iii) cost control continued cost control at all subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position increased by $483,300 during the six months ended June 30, 1997. The Company used $95,195 of cash for operations during this period.

     During the six months ended June 30, 1997, the Company financed its continuing operations from long-term borrowings of $816,291 and operations. The Company used $193,277 to pay principal on indebtedness and $101,798 to secure financing.

     The Company's $1.4 million factoring facility with Union Planters Bank, Baton Rouge, Louisiana, expired on August 15, 1997. The Company is currently negotiating a $300,000 line of credit with the same institution to replace this facility, which had not been utilized since the fourth quarter of 1996.

     On April 11, 1997, GCI entered into a $1.95 million financing arrangement with Finova Capital Corporation, of which $775,000 was borrowed at the closing. The balance of the arrangement consists of $675,000 in additional borrowing potential and a $500,000 revolving line of credit. The initial $775,000 is due in 60 monthly principal and interest payments beginning May 1, 1997. The additional borrowing may take place over the next six to twelve months for fixed asset additions, with principal and interest payments due over 48 months beginning May 1, 1998. Interest on the term borrowings is at prime plus 2%, currently 10.5%. Although there are no principal payment requirements on the line of credit, interest is due monthly at the prime rate plus 1.75% based on the average daily borrowings during the prior month. To date, GCI has not drawn against the line of credit. The financing arrangement is guaranteed by the Company and is secured by certain tangible and intangible assets of GCI.

     Historically, GCI has generated positive cash flow from operations. The Company anticipates this trend to continue. This positive cash flow, in conjunction with the existing factoring facility and the financing arrangement described in the preceding paragraph, should position the Company to cover its working capital needs. As the Company continues to operate, additional financing will be necessary to fund growth plans at all of the Company's major business units.

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

CAPITAL EXPENDITURES

     The Company has committed to purchase additional modular buildings and toolmaking machinery at its GCI subsidiary during fiscal 1998. The total amount of the investment is anticipated to be approximately $800,000, funded through a combination of secured debt, equipment leasing and working capital.. During the six months ended June 30, 1997, the Company acquired $149,549 of property and equipment and received proceeds of $135,953 from the sale of property during the period.

EFFECTS OF INFLATION

     The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

SEASONALITY

     Historically the Company has experienced seasonality in its business due to fluctuations in the weather. The Company typically experiences a decline in sales and operating results and expects to incur a loss during the quarter ended March 31 due to winter weather conditions.

ENVIRONMENTAL MATTERS

     The Company believes that it is in compliance with all applicable environmental regulations. Compliance with these regulations has not had, and is not anticipated to have, any material impact upon the Company's capital expenditures, earnings or competitive position.

               INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 7.       FINANCIAL STATEMENTS                                                                             Page
              --------------------                                                                             ----
Report of Independent Accountants................................................................................13

Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996 and 1995...................................14

Consolidated Statements of Operations for the six months ended June 30, 1997 and for the years ended December 31, 1996 and 1995...............................................................15

Consolidated Statements of Stockholders' Equity
for the six months ended June 30, 1997 and for the years ended December 31, 1996 and 1995........................16

Consolidated Statements of Cash Flows
for the six months ended June 30, 1997 and for the years ended December 31, 1996 and 1995........................17

Notes to Consolidated Financial Statements....................................................................18-32

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
the Stockholders of Integrated Security Systems, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Integrated Security Systems, Inc. and subsidiaries (the "Company") at June 30, 1997 and December 31, 1996 and 1995, and the results of their operations and their cash flows for the six month period ended June 30, 1997 and the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Dallas, Texas
August 8, 1997

                       INTEGRATED SECURITY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             June 30,           December 31,        December 31,
                                                               1997                 1996                1995
                         ASSETS                          ------------------   -----------------   ------------------
Current assets:
     Cash and cash equivalents                           $     1,581,191      $    1,097,891      $      209,655
     Accounts receivable, net of allowance for doubtful
       accounts of $54,733, $65,687 and $54,555,              2,457,596            2,629,909           1,761,701
       respectively
     Inventories                                                867,898            1,086,985             854,888
     Restricted cash                                             54,928                8,232             157,851
     Other current assets                                       312,234              193,960              15,831
     Net assets from discontinued operations                    --                   25,760               76,807
                                                         ------------------   -----------------   ------------------
         Total current assets                                 5,273,847           5,042,737            3,076,733

     Property and equipment, net                              5,278,689           5,502,284            1,068,123
     Intangible assets, net                                   2,283,970           1,598,632              136,116
     Capitalized software development costs, net                493,350             591,505              787,816
     Deferred income taxes                                      205,384             205,384              205,384
     Other assets                                                18,295              31,325               33,333
                                                         ------------------   -----------------   ------------------
         Total assets                                    $   13,553,535        $ 12,971,867         $  5,307,505
                                                         ==================   =================   ==================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                    $      690,712       $      881,221       $   1,308,650
     Accrued liabilities                                        672,340              691,208           1,041,567
     Deferred revenue                                           116,028              209,296             152,948
     Notes payable                                              --                    8,080              950,947
     Notes payable to related parties                           --                    7,110               29,437
     Current portion of long-term debt
       and other liabilities                                    495,737             213,975               96,451
     Net liabilities from discontinued operations               --                   49,252              332,866
                                                         ------------------   -----------------   ------------------
         Total current liabilities                            1,974,817           2,060,142            3,912,866
                                                         ------------------   -----------------   ------------------

Long-term debt and other liabilities                          7,630,956           6,784,582              213,899

Stockholders' equity:
     Preferred stock, $.01 par value, 750,000 shares
       authorized; 17,250, 59,168 and 34,166 shares,
       respectively, issued and outstanding                         172                  591                 342
     Common stock, $.01 par value, 30,000,000 shares
       authorized; 7,955,212, 6,958,842 and 3,730,738
       shares, respectively, issued; and 7,905,212,
       6,908,842 and 3,680,738 shares, respectively,
       outstanding                                               79,552               69,588              37,307
     Additional paid in capital                              10,523,546           10,382,215           7,191,575
     Accumulated deficit                                     (6,536,758)          (6,206,501)         (5,929,734)
     Treasury stock, 50,000 shares                             (118,750)            (118,750)           (118,750)
                                                         ------------------   -----------------   ------------------
     Total stockholders' equity                               3,947,762            4,127,143           1,180,740
                                                         ------------------   -----------------   ------------------
         Total liabilities and stockholders' equity        $ 13,553,535         $ 12,971,867       $   5,307,505
                                                         ==================   =================   ==================

     The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Six Months Ended                    For the Year Ended
                                                      June 30,                               December 31,
                                        -------------------------------------    -------------------------------------
                                             1997                 1996                1996                 1995
                                        ----------------    -----------------    ----------------    -----------------
                                                               Unaudited
Sales                                    $   6,470,842       $   4,225,419        $  9,054,145       $  7,622,219
Cost of sales                                3,772,714           2,617,433           5,184,321          4,200,723
                                        ----------------    -----------------    ----------------    -----------------
Gross margin                                 2,698,128           1,607,986           3,869,824          3,421,496

Operating expenses:
   Selling, general
     and administrative                      2,643,134           1,809,271           3,776,798          4,634,963
   Research and product
     development                                34,138             108,611             152,239             46,199
                                        ----------------    -----------------    ----------------    -----------------
                                             2,677,272           1,917,882           3,929,037          4,681,162
                                        ----------------    -----------------    ----------------    -----------------

Income (loss) from operations                   20,856            (309,896)            (59,213)        (1,259,666)

   Other income (expense):
   Interest income                              15,900               5,805               7,748             14,957
   Interest expense                           (389,540)           (174,215)           (260,471)          (343,012)
   Gain on sale of assets                       23,408             --                  --                   --
   Other                                         6,132               5,686                 389                209
                                        ----------------    -----------------    ----------------    -----------------

Loss from continuing operations
  before income taxes                         (323,244)           (472,620)           (311,547)        (1,587,512)
(Provision) benefit for income taxes            (7,013)             14,326              11,991            (62,102)
                                        ----------------    -----------------    ----------------    -----------------
Loss from continuing operations               (330,257)           (458,294)           (299,556)        (1,649,614)

Discontinued operations:
   Loss from discontinued
     operations                               --                        --             --                (720,043)
   Gain (loss) on disposal of
     discontinued operations                  --                    22,789              22,789           (494,562)
                                        ----------------    -----------------    ----------------    -----------------
Income (loss) from
  discontinued operations                     --                    22,789              22,789         (1,214,605)
                                        ----------------    -----------------    ----------------    -----------------

Net loss                                $     (330,257)     $     (435,505)       $   (276,767)       $(2,864,219)
                                        ================    =================    ================    =================

Weighted average common and
  common equivalent shares
  outstanding                                7,188,764           7,615,087           5,122,878          4,014,108

Net loss per share:
   Continuing operations                $                   $                    $       (0.05)      $
                                                (0.05)               (0.06)                                  (.41)
   Discontinued operations                    --                   --                  --                    (.30)
                                        ----------------    -----------------    ----------------    -----------------
     Total                              $       (0.05)      $        (0.06)      $       (0.05)      $       (.71)
                                        ================    =================    ================    =================



     The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   ADDITIONAL                 STOCKHOLDER
                              PREFERRED             COMMON           PAID IN    ACCUMULATED   RECEIVABLE,   TREASURY
                          SHARES    AMOUNT    SHARES     AMOUNT      CAPITAL      DEFICIT         NET        STOCK
                          -------- --------- ---------- ---------- ------------ ------------- ------------ -----------
Balance at December 31,         -- $    --   3,519,290  $ 35,192   $ 6,047,883  $(3,065,515)  $  (144,062) $     --
1994
Preferred stock issuance    34,166     342                             683,011
Shares issued to officer                         2,448        25         4,259
Warrant issuance                                                       102,557
Warrant exercise                               138,000     1,380       112,808
Common stock issuance                           71,000       710       179,165
Stockholder settlement                                                  61,892                    144,062   (118,750)
Net loss                                                                         (2,864,219)
                          -------- --------- ---------- ---------- ------------ ------------- ------------ -----------
Balance at December 31,     34,166 $   342   3,730,738  $ 37,307   $ 7,191,575  $(5,929,734)  $        --  $(118,750)
1995
Preferred stock issuance    60,168     601                           1,050,169
Preferred stock            (35,166)   (352)  1,039,919    10,399       (10,047)
conversion
Warrant issuance                                                        82,471
Warrant exercise                               599,230     5,992       513,497
Common stock issuance                        1,588,955    15,890     1,554,550
Net loss                                                                           (276,767)
                          -------- --------- ---------- ---------- ------------ ------------- ------------ -----------
Balance at December 31,     59,168 $   591   6,958,842  $ 69,588   $10,382,215  $(6,206,501)  $        --  $(118,750)
1996
Preferred stock            (41,918)   (419)    928,370     9,284        (8,864)
conversion
Warrant issuance                                                        80,000
Warrant exercise                                68,000       680        70,195
Net loss                                                                           (330,257)
                          ======== ========= ========== ========== ============ ============= ============ ===========
Balance at June 30, 1997    17,250 $   172   7,955,212   $79,552   $10,523,546  $(6,536,758)  $        --  $(118,750)
                          ======== ========= ========== ========== ============ ============= ============ ===========



     The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE SIX MONTHS ENDED             FOR THE YEAR ENDED
                                                        JUNE 30,                          DECEMBER 31,
                                                 --------------------------   --------------------------------------
                                                          1997                      1996                1995
                                                 --------------------------   -----------------   ------------------
   Cash flows from operating activities:
   Net loss                                           $   (330,257)            $    (276,767)      $  (2,864,219)
   Adjustments to reconcile net loss to net
    cash (used) provided by operating activities:
     Depreciation                                          277,476                   189,042             175,428
     Amortization                                          206,360                   358,295             345,533
     Bad debt expense                                           --                    18,976              17,096
     Provision for warranty reserve                         69,300                   188,344             137,700
     Provision for inventory reserve                            --                     4,601              17,909
     Deferred revenue                                      (93,268)                   56,348             152,948
     Gain on sale of assets                                (23,408)                       --                  --
     Other non-cash expenses (income)                      163,610                  (173,281)             24,521
     Net change in assets and liabilities from
      discontinued operations                              (29,821)                 (184,100)          1,018,324
     Changes in operating assets and liabilities,
      net of effects from acquisition of Golston
      Company, Inc.:
       Accounts receivable                                 153,567                  (543,992)            459,212
       Inventories                                         214,586                    81,006            (112,328)
       Restricted cash                                     (46,696)                  149,619            (157,851)
       Other assets                                       (189,744)                 (109,045)            227,939
       Accounts payable                                   (190,509)                 (344,141)            806,872
       Accrued liabilities                                (276,391)                 (605,766)            471,762
                                                    -----------------------   -----------------   ------------------
         Net cash (used) provided by
           operating activities                            (95,195)               (1,190,861)            720,846
                                                    -----------------------   -----------------   ------------------

Cash flows from investing activities:
   Purchase of property and equipment                     (149,549)                  (96,983)            (52,416)
   Sale of property and equipment                          135,953                     5,000                  --
   Intangible assets                                            --                   (71,951)                 --
   Capitalized software costs                                   --                        --            (245,799)
   Acquisition of Golston Company, Inc.                         --                (4,851,406)                 --
                                                    -----------------------   -----------------   ------------------
         Net cash used by investing activities             (13,596)               (5,015,340)           (298,215)
                                                    -----------------------   -----------------   ------------------

Cash flows from financing activities:
   Issuance of preferred stock, net                             --                   687,406                  --
   Payments on line of credit                                   --                        --            (847,317)
   Issuance of common stock, net                            70,875                 1,863,487             143,738
   Payments on debt and other liabilities                 (193,277)               (1,459,051)           (151,373)
   Proceeds from notes payable and long-term debt          816,291                 6,012,545             278,417
   Loan origination fees                                  (101,798)                   (9,950)             (1,946)
                                                    -----------------------   -----------------   ------------------
         Net cash provided (used) by
           financing activities                            592,091                 7,094,437            (578,481)
                                                    -----------------------   -----------------   ------------------

Increase (decrease) in cash and cash equivalents           483,300                   888,236            (155,850)
Cash and cash equivalents at beginning of period         1,097,891                   209,655             365,505
                                                    =======================   =================   ==================
Cash and cash equivalents at end of period            $  1,581,191              $  1,097,891       $     209,655
                                                    =======================   =================   ==================

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

       In order to provide turnkey security solutions to the middle market, several key operating components and technologies have been vertically integrated into the Company. To date, ISSI created internally, or acquired, a gate and barrier engineering and manufacturing facility, B&B Electromatic, Inc. ("B&B"), a developer and retail seller of PC-based control systems which integrate discrete security devices, Innovative Security Technologies, Inc. ("IST"), an installation and service company, Tri-Coastal Systems, Inc. ("TCSI"), and a manufacturer of specialty products for the financial and healthcare industries, Golston Company, Inc. ("GCI"). The operations of Automatic Access Controls, Inc. ("AAC"), a subsidiary, were discontinued during 1995.

2.     SIGNIFICANT ACCOUNTING POLICIES

       CONSOLIDATION

       The consolidated financial statements include the Company and its wholly-owned subsidiaries, B&B, IST, TCSI, GCI and AAC. All significant intercompany transactions and balances have been eliminated.

       CHANGE IN FISCAL YEAR

       Effective January 1, 1997, the Company changed its fiscal year end from December 31 to June 30. References to fiscal years 1996 and earlier refer to the twelve months ended December 31 of such year. References to fiscal 1997 refer to the six month transition period ended June 30, 1997.

       CASH AND CASH EQUIVALENTS

       Cash is comprised of highly liquid instruments with maturities of three months or less. At June 30, 1997, restricted cash of $54,928 was related to a letter of credit obtained to secure a surety bond. At December 31, 1996 and 1995, restricted cash of $8,232 and $157,851, respectively, was recorded related to a factoring arrangement (see Note 6).

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

       INTANGIBLE ASSETS AND AMORTIZATION

       Goodwill, of $1,818,385 at June 30, 1997, resulted from the acquisitions of TCSI and GCI and is amortized using the straight-line method over periods of ten and twenty years, respectively. Amortization expense for goodwill for the six months ended June 30, 1997 was $52,883. Amortization expense for goodwill for the years ended December 31, 1996 and 1995 was $26,797 and $1,144, respectively.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



       Loan origination fees, of $111,725 at June 30, 1997, were incurred to secure financing. These fees are being amortized using the straight-line method over a period of five years. Amortization expense for the six months ended June 30, 1997 was $6,329. Amortization expense for the years ended December 31, 1996 and 1995 was $0 and $156,319, respectively.

       Non-compete agreements were executed in conjunction with the GCI acquisition. These are being amortized using the straight-line method over a period of five years. Amortization expense and interest expense for the six months ended June 30, 1997 was $48,993 and $13,406, respectively. There was no amortization expense or interest expense related to such agreements during the years ended December 31, 1996 and 1995.

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

       INCOME TAXES

       The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are provided for tax effects of differences in the basis of assets and liabilities arising from differing treatments for financial reporting and income tax purposes using currently enacted tax rates.

       REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

       The Company recognizes revenue from sales at either the time of shipment or by percentage of completion for installations of security systems. The Company's accounts receivable are generated from a large number of customers in the traffic and security products market. No single customer accounted for 10% or more of revenues during the six months ended June 30, 1997 or the years ended December 31, 1996 and 1995.

       SOFTWARE DEVELOPMENT COSTS

       The Company accounts for software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company began amortizing its capitalized software costs in 1996 using the straight-line method over a period of five years. Amortization expense for the six months ended June 30, 1997 and the year ended December 31, 1996 was $63,691 and $127,381, respectively. Accumulated amortization at June 30, 1997 and December 31, 1996 was $191,072 and $127,381, respectively.

       During 1993, the Company entered into a license and distribution agreement for certain proprietary technology. In connection with this agreement (see Note 9), the Company paid $250,000 to an affiliate controlled by the Company's former parent for the right to use the technology, which is being amortized over a period of five years from the acquisition date. For the six months ended June 30, 1997, $34,464 was recorded as amortization expense. Amortization expense for the years ended December 31, 1996 and 1995 was $68,930 and $57,426, respectively. Accumulated amortization was $202,484 at June 30, 1997 and $168,020 and $99,090, respectively, at December 31, 1996 and 1995.

       The Company expenses all other research and product development costs as they are incurred.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying values of the Company's accounts receivable, notes receivable, accounts payable, note payable and other debt instruments approximate the fair values of such financial instruments.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



       NET LOSS PER SHARE

       Net loss per common share for each period is computed using the weighted average number of common and common equivalent shares outstanding during the respective periods.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financing Accounting Standards No. 128, "Earnings Per Share." This statement establishes a new methodology for reporting earnings per share for interim financial information and annual financial statements issued with periods ending after December 15, 1997. For the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, the pro forma basic and diluted loss per share amounts calculated assuming adoption of this statement would have been the same as the loss per share amounts presented on the consolidated statements of operations.

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

       STATEMENTS OF CASH FLOWS

       Supplemental cash flow information for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995:

                                                          1997             1996              1995
                                                          ----             ----              ----
                  Cash paid for interest expense       $ 344,540         $ 153,428        $ 295,469

                  Cash paid for income taxes           $  10,000         $  51,866        $  63,615

       During 1995, accounts payable to unrelated parties of $139,141 and notes and accrued liabilities to related parties of $469,212 were converted by the Company's creditors into convertible preferred stock. During 1996, notes to unrelated parties of $304,051 and related parties of $100,000 were converted by the Company's creditors into convertible preferred stock and common stock.

       RECLASSIFICATION

       Certain reclassifications of prior year amounts have been made to conform to the fiscal 1997 presentation.

3.     I.S.T. PARTNERS, LTD.

       Effective September 1, 1996, the Company entered into an agreement with I.S.T. Partners, Ltd., an unaffiliated limited partnership, whereby the partnership will fund the sales, engineering and order fulfillment expenses of IST. In exchange, the partnership will receive, as compensation from IST, 85% of the revenue generated from IST's Intelli-Site sales until the partnership has achieved at least a 150% return on its investment. After such time, the partnership will dissolve. The Company retains full ownership of Intelli-Site during the agreement period and retains responsibility for managing IST's business activities, including customer relationships. As of June 30, 1997, the partnership had not received any return on its investment. Also, during the year ended December 31, 1996, the Company received $250,000 from the partnership related to the partnership's purchase of sales leads and prospects.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



4.     ACQUISITIONS

       On December 31, 1996, the Company acquired GCI with approximate revenues of $3.9 million, a vertically integrated manufacturer of specialty products for the financial and healthcare industries. This acquisition has been accounted for as a purchase. ISSI purchased 100% of GCI stock for approximately $4.8 million of combined cash and seller notes and assumed approximately $650,000 in debt. The real estate and facilities occupied by GCI were also acquired for an additional $1.5 million in cash. To fund the transactions, $4.6 million of convertible debentures were placed. The debentures have a maturity of seven years, and, until converted, carry an annual interest rate of nine percent. No principal payments are due on the debentures during the first three years. The debentures may be exchanged for ISSI Common Stock at a conversion price of $1.05 per share. To complete the funding, an additional $660,000 of ISSI Common Stock was privately placed on December 31, 1996 at $1.10 per share. The excess of the purchase price over the fair value of the assets acquired of $1,319,628 was recorded as goodwill, and is being amortized using the straight-line method over a period of 20 years. During the six months ended June 30, 1997, intangible assets related to this acquisition increased by $691,745 to $2,011,373 related to additional acquisition costs and non-compete agreements. If the acquisition of GCI had been effective as of January 1, 1996, pro forma net sales would have amounted to approximately $13.3 million and pro forma net income from continuing operations would have been approximately $252,000.

       In September 1995, the Company acquired substantially all of the assets and liabilities of TCSI, an unrelated company, in exchange for the Company's common stock valued at $156,375. The excess of the purchase price over the fair value of the assets acquired of $296,945 was recorded as goodwill, which is being amortized using the straight-line method over a period of ten years.

5.     COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

       The composition of certain balance sheet accounts is as follows:

                                                 June 30, 1997       December 31, 1996     December 31, 1995
                                              --------------------  --------------------- ---------------------
        Inventories:
           Raw materials                         $     506,539         $     714,106         $     586,237
           Work-in-process                             313,940               267,015               223,052
           Finished goods                               47,419               105,864                45,599
                                              --------------------  --------------------- ---------------------
                                                 $     867,898         $   1,086,985         $     854,888
                                              ====================  ===================== =====================
        Property and Equipment:
           Land                                  $     939,264         $     905,264         $       5,264
           Building                                  1,177,168             1,177,168               577,168
           Rental Units                              2,234,089             2,311,033                    --
           Leasehold improvements                       48,769                48,769                48,769
           Office furniture and equipment              767,416               855,002               575,257
           Manufacturing equipment                   3,048,288             2,952,930               533,167
           Vehicles                                     39,919                48,503                68,304
           Construction                                153,425               153,425               153,425
                                              --------------------  --------------------- ---------------------
                                                     8,408,338             8,452,094             1,961,354
        Less:  accumulated depreciation             (3,129,649)           (2,949,810)             (893,231)
                                              --------------------  --------------------- ---------------------
                                                 $   5,278,689         $   5,502,284         $   1,068,123
                                              ====================  ===================== =====================

6.     NOTES PAYABLE AND LONG-TERM DEBT

       On April 11, 1995, the Company entered into a Business Manager factoring facility with a bank to factor accounts receivable with recourse. This factoring facility expired August 15, 1997, had an adjustable factoring fee of 3%, and had a maximum borrowing amount of $1.4 million. At June 30, 1997, $0 of this facility was utilized. At December 31, 1996 and 1995, respectively, $36,413 and $1,103,275 was utilized,

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




       $8,232 and $157,851 of restricted cash was held, and $36,413 and $1,103,275 of factored accounts receivable were subject to recourse.

       On April 11, 1997, the Company secured a $500,000 revolving line of credit facility from an unrelated third party. There are no principal payment requirements on the line of credit; however, interest is due monthly at Citibank's prime rate plus 1.75% based on the average daily borrowings during the prior month. In addition, a fee equal to 1/2% of the line of credit facility is due annually. As of June 30, 1997, the Company had not drawn against this line of credit.

       NOTES PAYABLE

       Notes payable consists of the following:

                                                        June 30,         December 31,         December 31,
                                                          1997               1996                 1995
                                                        --------           --------             --------
Bridge loans payable to unrelated individual
investors; interest at 16%; due April 30, 1996,
net of debt discount of $0 and $46,766,
respectively                                            $     --           $     --             $736,285

Note  payable to a bank due on June 24, 1996;
interest at 11%;  secured by second  mortgage
on real estate                                                --                 --              150,000

Notes payable due in monthly principal
installments of various amounts until paid in
full by June 1996, net of debt discount of $0
and $6,000, respectively; no interest; personally
guaranteed by an officer                                      --                 --               57,646

Note payable to unrelated individual
investor; no interest; due in one lump sum
payment in January 1997                                       --              8,080                   --

Note payable, due on April 1, 1996; interest
at 3.3%                                                       --                 --                7,016
                                                        --------           --------             --------
                                                        $     --           $  8,080             $950,947
                                                        ========           ========             ========
NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following:

                                                        June 30,         December 31,         December 31,
                                                          1997               1996                 1995
                                                        --------           --------             --------
Notes payable to an employee; due in
monthly principal and interest
installments of $2,412 through March 1997;
interest at 10.53%                                      $     --           $  7,110             $ 25,437

Note payable to an officer; due upon
demand; no interest                                           --                 --                4,000
                                                        --------           --------             --------
                                                        $     --           $  7,110             $ 29,437
                                                        ========           ========             ========

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

LONG-TERM DEBT AND OTHER LIABILITIES

       Long-term debt and other liabilities consists of the following:

                                                         June 30,            December 31,            December 31,
                                                           1997                  1996                    1995
                                                      ----------------    --------------------    --------------------
        Convertible note payable to unrelated
        funds; interest at 9% due in monthly
        installments of $34,500 through
        December 2003; no principal
        installments due until December 1999;
        secured by equity, assets and future
        contracts; guaranteed by ISSI and all
        subsidiaries. The outstanding balance
        of the note can be converted into
        ISSI's common stock based upon $1.05
        per share. At June 30, 1997, the
        Company is not in compliance with the
        Debt Service Coverage financial
        standard under this agreement. The
        Company has obtained a waiver related
        to this non-compliance                            $  4,600,000         $  4,600,000            $     --

        Term note payable to an unrelated
        third party due in monthly principal
        and interest installments of $24,134
        through January 2004; interest at 9%;
        secured by equipment                                 1,434,609            1,500,000                  --

        Term note payable to a bank; due in
        monthly principal and interest
        installments of $12,000 through
        November 2000; interest at the
        lender's prime rate less 1% (10% at
        June 30, 1997 and December 31, 1996);
        secured by first mortgage on real
        estate and equipment; personally
        guaranteed by an officer                               834,904              864,865                  --


        Term note payable to an unrelated
        third party; due in monthly principal
        installments of $12,917 plus interest
        through April 2002; interest at
        Citibank's Base Rate plus 2% (10.5%
        at June 30, 1997); secured by certain
        assets of the Company; guaranteed by
        ISSI                                                   744,767                   --                  --

        Non-compete agreements to prior
        owners of GCI; due in equal monthly
        installments of $8,166 plus interest
        at 10% through January 2002                            440,940                   --                  --

        Term note payable to a bank; due in
        monthly principal and interest
        installments of $3,720 through August
        2002; interest at the lender's prime
        plus .5% (10.75% at December 31,
        1995); guaranteed by principal stockholder                  --                   --             234,365


INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                         June 30,            December 31,            December 31,
                                                           1997                  1996                    1995
                                                      ----------------    --------------------    --------------------
        Note payable to a bank due in monthly
        principal and interest installments
        of $4,060 through March 1997 when the
        balance is due; interest at 9.75%;
        secured by equipment and accounts
        receivable

                                                               --                     --                   53,265

        Term note payable to a bank; due in
        monthly principal and interest
        installments of $793 through May
        2001; interest at 10.2503%; secured
        by equipment

                                                           30,598                 33,692                       --

        Term note payable to an unrelated
        third party; interest at Citibank's
        Base Rate plus 2% (10.5% at June 30,
        1997) due in monthly installments
        through April 2002; no principal
        installments due until May 1998;
        secured by equipment

                                                           30,422                     --                       --

        Term note payable to a bank; due in
        monthly principal and interest
        installments of $497 through April
        1999; interest at 9%; secured by
        equipment

                                                           10,453                     --                       --

        Note payable due in monthly principal
        and interest installments of $576
        through May 1997 when the balance is
        due; interest at 8.75%; secured by
        equipment

                                                               --                     --                    9,188

        Note payable due in monthly principal
        and interest installments of $366
        through August 1997 when the balance
        is due; interest at 11%; secured by
        equipment

                                                               --                     --                    6,243

        Note payable due in monthly principal
        and interest installments of $477
        through May 1997 when the balance is
        due; interest at 11%; secured by
        equipment

                                                               --                     --                    7,289
                                                      ----------------    --------------------    --------------------

                                                        8,126,693              6,998,557                  310,350
        Less current portion                             (495,737)              (213,975)                 (96,451)
                                                      ================    ====================    ====================
        Long-term portion                              $7,630,956         $    6,784,582             $    213,899
                                                      ================    ====================    ====================

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       Payments required under long-term debt and other liabilities outstanding at June 30, 1997 are as follows:

    1998                         $    495,737
    1999                              572,301
    2000                            1,098,431
    2001                            1,663,537
    2002                              972,806
    Thereafter                      3,323,881
                              ====================
                                 $  8,126,693
                              ====================

7.     INCOME TAXES

       The income tax provision (benefit) is comprised of the following:

                                       For the Six Months Ended      For the Year Ended       For the Year Ended
                                             June 30, 1997           December 31, 1996         December 31, 1995
                                       --------------------------  -----------------------  ------------------------
        Current:
            Federal                       $        --                 $          --            $          --
            State                               7,013                       (11,991)                  62,102
                                       --------------------------  -----------------------  ------------------------
                                          $     7,013                 $     (11,991)           $      62,102
                                       --------------------------  -----------------------  ------------------------
        Deferred:
            Federal                       $        --                 $          --            $          --
            State                                  --                            --                       --
                                       --------------------------  -----------------------  ------------------------
                                                   --                            --                       --
                                       ==========================  =======================  ========================
        Tax expense (benefit)             $     7,013                 $     (11,991)           $      62,102
                                       ==========================  =======================  ========================

       A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes are as follows:

                                                         June 30, 1997       December 31, 1996     December 31, 1995
                                                       ------------------  --------------------- ---------------------
        Federal statutory benefit rate                       (34%)                 (34%)                 (34%)
        State income tax provision,
          net of federal tax benefit                          2%                   (4%)                   4%
        Installment sale gain                                 --                    --                    2%
        Net operating loss not benefited                      32%                   24%                   31%
        Non-deductible amortization and other                 2%                    10%                   1%
                                                       ------------------  --------------------- ---------------------
                                                              2%                   (4%)                   4%
                                                       ==================  ===================== =====================

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       Deferred tax assets are subject to a valuation allowance if their realization is less likely than not. Deferred tax assets (liabilities) are comprised of the following at:

                                                         June 30, 1997      December 31, 1996     December 31, 1995
                                                       ------------------  --------------------  ---------------------

        Amortization                                      $     (188,372)     $     (213,196)       $      (39,915)
        Depreciation                                              (1,994)               (964)                   --
                                                       ------------------  --------------------  ---------------------
        Gross deferred tax liability                            (190,366)           (214,160)              (39,915)
                                                       ------------------  --------------------  ---------------------

        Non-compete covenant                                      14,711            --                          --
        Litigation reserve                                            --               6,047                57,120
        Depreciation                                                  --                  --                 3,343
        Warranty reserve                                          37,830              31,609                24,733
        Bad debt reserve                                          40,131              43,855                49,970
        Net operating loss carryforward                        2,278,571           2,205,531             1,895,091
                                                       ------------------  --------------------  ---------------------
        Gross deferred tax asset                               2,371,243           2,287,042             2,030,257
                                                       ------------------  --------------------  ---------------------

        Net deferred tax asset                                 2,180,877           2,072,882             1,990,342
        Valuation allowance                                   (1,975,493)         (1,867,498)           (1,784,958)
                                                       ------------------  --------------------  ---------------------
        Net deferred tax asset                            $      205,384      $      205,384        $      205,384
                                                       ==================  ====================  =====================

       Should a cumulative change in ownership of more than 50% occur within a three year period, there could be an annual limitation on the use of the net operating loss carryforward. The Company has an unused net operating loss carryforward of $6.7 million at June 30, 1997. At December 31, 1996 and 1995, the Company had unused net operating loss carryforwards of $6.5 million and $5.6 million, respectively. These carryforwards begin to expire in the year 2007. The Company increased the valuation allowance each year because it does not expect to realize the benefit of net operating losses, except to the extent of the $205,384 deferred tax asset, in the foreseeable future.

8.     COMMITMENTS AND CONTINGENCIES

       The Company leases facilities and equipment under leases accounted for as operating leases. The Company currently does not have any capital leases. Future minimum payments for fiscal years subsequent to June 30, 1997 under capital and non-cancelable operating leases are as follows:

                                                   Operating Leases
                                                  -----------------------
 1998                                                 $    40,352
 1999                                                      12,331
 2000                                                       7,133
 2001                                                       --
 2002                                                       --
                                                  -----------------------
 Total minimum payments                               $    59,816
                                                  =======================

       Rent expense for operating leases was $46,360 for the six months ended June 30, 1997. For the years ended December 31, 1996 and 1995, rent expense for operating leases was $103,253 and $85,836, respectively.

       Under a five year license agreement dated March 16, 1993, the Company has committed to pay DesignTech, Inc. a royalty of 1% of revenues derived from products using the licensed technology. To date, no royalties have been paid.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       CONTINGENCIES

       The Company is subject to certain legal actions and claims arising in the ordinary course of business. Management recognizes the uncertainties of litigation; however, based upon the nature and management's understanding of the facts and circumstances which give rise to such actions and claims, management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

9.     RELATED PARTY TRANSACTIONS

       SOFTWARE LICENSE

       During 1993, the Company entered into a license and distribution agreement for certain proprietary technology to be utilized as the basis for the Intelli-Site product. This license was purchased for $250,000 from COMTRAC, a company controlled at that time by ISSI's largest stockholder. This license is being amortized over five years from the acquisition date. The unamortized balance was $47,516 at June 30, 1997. At December 31, 1996 and 1995, the unamortized balance was $81,980 and $150,910, respectively.

10.    DISCONTINUED OPERATIONS

       During the second quarter of 1995, the Company adopted a plan to discontinue the operations of AAC. Provisions totaling $560,000 were recorded for estimated losses during the phase-out period, and for writedown of assets to net realizable value. During the fourth quarter of 1995, this provision was decreased by $65,000 due to better receipts than anticipated on certain assets. At June 30, 1997, current assets and current liabilities related to this action were not material. Current assets and current liabilities totaled $25,760 and $49,252, respectively, at December 31, 1996 and $76,807 and $332,866, respectively, at December 31, 1995.

       Where appropriate, the financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations were:

                           For the Six Months Ended                 For the Year Ended
                                   June 30,                            December 31,
                          ---------------------------    -----------------------------------------
                                     1997                       1996                  1995
                          ---------------------------    -------------------    ------------------
                                                                      ($ in thousands)

 Operating Revenue                    --                         --                  $1,389
 Loss from Operations                 --                         --                  $ (720)
 Loss Per Share                       --                         --                  $ (.30)

11.    BENEFIT PLANS

       The Company has established a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation. Vesting on the Company's contribution occurs over a five-year period. The Company made no contributions during the six months ended June 30, 1997 or the years ended December 31, 1996 and 1995.

12.    STOCK OPTIONS AND WARRANTS

       STOCK OPTIONS

       Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") was implemented in January 1996. As permitted by FAS 123, ISSI retained its prior method of accounting for stock compensation. As required by FAS 123, the following information represents pro forma net income (loss)

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       and earnings (loss) per share as if the Company had accounted for its employee stock options under the fair value method prescribed by the standard.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 1997: no dividend yield, expected volatility of approximately 84%, risk-free interest rates of approximately 6.5%, and expected lives of approximately ten years.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the Company follows in thousands (except per share amounts):

                          For the Six Months Ended        For the Year Ended         For the Year Ended
                               June 30, 1997              December 31, 1996           December 31, 1995
                         ---------------------------    -----------------------    ------------------------
                         As                 Pro         As           Pro forma     As            Pro forma
                          reported         forma        reported                   reported
                         -----------    ------------    ---------    ----------    ----------    ----------
Net Loss                 $   (330)      $   (368)       $  (276)     $   (307)     $ (2,864)     $ (2,874)
Loss
  per Common Share       $   (.05)      $   (.05)       $  (.05)     $   (.05)     $   (.71)     $   (.71)

       The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts as FAS 123 does not apply to awards prior to 1995 and as additional awards are anticipated in future years.

       In February 1993, the Company established a stock option plan whereby options to purchase up to 250,000 shares of common stock may be granted (the "1993 Stock Option Plan"). In December 1994, the shareholders of the Company increased the number of shares of common stock which may be granted under this plan to 500,000. The 1993 Stock Option Plan is administered by the Company's Board of Directors which has the authority to establish the terms of each option grant. Under the plan, incentive stock options must be granted with an exercise price not less than the fair market value on the date of grant.

       In May 1997, the Company established the 1997 Omnibus Stock Plan (the "Omnibus Plan") which provides for the grant of incentive stock options ("ISO's") within the meaning of the Internal Revenue Code, non-statutory stock options ("NSO's"), stock appreciation rights ("SAR's"), awards of stock ("Awards") and stock purchase opportunities ("Purchase Rights") to directors, employees and consultants of the Company and its present and future subsidiaries. The Omnibus Plan will remain in effect until May 1, 2007, subject to the Board's right to terminate it earlier.

       Under the Omnibus Plan, ISO's may only be granted to employees or directors of the Company; NSO's, SAR's, Awards and Purchase Rights may be granted to any director, employee or consultant of the Company. Recipients of ISO's, Awards and Purchase Rights are selected by the Compensation Committee.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


       A summary of stock option transactions is as follows (share amounts in thousands):

                            For the Six Months Ended         For the Year Ended           For the Year Ended
                                  June 30, 1997              December 31, 1996            December 31, 1995
                           ----------------------------   -------------------------    -------------------------
                                            Weighted                    Weighted                     Weighted
                                            Average                     Average                      Average
                                            Exercise                    Exercise                     Exercise
                             Shares          Price          Shares        Price         Shares         Price
                           -----------    -------------    ---------    -----------    ----------    -----------

Outstanding at
  beginning of period          874           $2.01            738          $2.21          687           $2.20
    Granted                     75            1.63            188           1.22          115            2.07
    Forfeited                  (21)           2.02            (52)          1.95          (64)           1.90
                           -----------                     ---------                   ----------

Outstanding at
  end of period                928           $1.98            874          $2.01          738           $2.21
                           ===========                     =========                   ==========

Exercisable at
  end of period                721           $2.11            663          $2.18          556           $2.26

Weighted-average fair
  value of options
  granted during the
  period                                     $1.14                         $1.06                        $1.40

       The following table summarizes information about the fixed-price stock options outstanding at June 30, 1997 (share amounts in thousands):

                                          Options Outstanding                    Options Exercisable
                                -----------------------------------------  ---------------------------------
  Range of         Shares         Weighted-Average         Weighted-          Shares          Weighted-
  Exercise       Outstanding         Remaining              Average         Exercisable        Average
   Prices        at 6/30/97       Contractual Life      Exercise Price      At 6/30/97      Exercise Price
--------------  --------------  ---------------------  ------------------  --------------  -----------------

 $0.687-1.50         206              8.8 years             $1.11                85              $1.05
 $1.563-2.50         711              7.6 years              2.22               631               2.25
 $2.719-3.53          11              9.6 years              2.74                 5               2.72
                --------------                                             --------------
                     928                                    $1.98               721              $2.11
                ==============                                             ==============

       WARRANTS

       On April 20, 1993, in connection with the Company's initial public offering, the Company issued 1,450,000 Redeemable Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $5.40 per share during the first 30 months, and $6.75 per share during the second 30 months. The warrants are subject to redemption by the Company at $0.25 per warrant upon 30 days prior written notice with the consent of the underwriter, Thomas James Associates, Inc. ("Underwriter"). As of June 30, 1997, all warrants issued remain outstanding. The warrants expire on April 20, 1998. Management believes that the exercise price of the warrants at the date of grant approximated market value of the underlying common stock. On June 17, 1996, the Company repriced these warrants to $4.15 due to obligations under the original warrant agreement. The holders are also now entitled to purchase 1.6 shares of common stock per warrant held. Again, on January 15, 1997, these warrants were repriced to $3.17 under the same obligation and the holders are now entitled to purchase 2.1 shares of common stock per warrant held.

       Also, in connection with the initial public offering, the Company issued a warrant to the Underwriter for the purchase of up to 145,000 units at a price of $6.30 per unit. A unit consists of a share of common stock and a warrant to purchase an additional share of common stock. This warrant is exercisable over a period of four years

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       commencing April 20, 1994. Management believes that the exercise price of the warrant at the date of grant approximated market value of the underlying common stock. On June 17, 1996, the Company repriced these warrants to $3.51 due to obligations under the original warrant agreement. The holder is also now entitled to purchase 1.6 units per warrant held. Again, on January 15, 1997, these warrants were repriced to $3.17 under the same obligation. The holder is now entitled to purchase 2.1 units per warrant held.

       In connection with bridge financing obtained in 1993, the Company issued warrants to purchase 246,000 shares of common stock at an exercise price of $1.00 per share and warrants to purchase 18,000 shares of common stock at an exercise price of $2.40. As of June 30, 1997, 33,000 warrants issued remain outstanding. The warrants expire in 1998. No value has been assigned to warrants as management believed such value to be insignificant at the time of issuance.

       The Company issued warrants to purchase 211,800 shares of common stock at exercise prices of $1.06, in connection with the bridge financing obtained in 1994. As of June 30, 1997, 108,800 warrants remain outstanding and have expiration dates in 1999. Value was assigned to these warrants totaling $90,000 at December 31, 1994. Such value was amortized over the one year term of the bridge loans. During 1995 and 1996, the Company issued an additional 50,376 and 37,301 warrants, respectively, in exchange for an additional extension of the bridge loans' due date to April 30, 1996. Value was assigned to these warrants totaling $87,677. Such value was amortized over the five-month extension term of the bridge loans.

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

       During 1996, the Company issued warrants to purchase 13,201 shares of common stock at an exercise price of $1.18. Value assigned to these warrants totaling $13,201 was recorded during 1996.

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

       The Company issued warrants to purchase 111,000 shares of common stock to investors in I.S.T. Partners, Ltd. These warrants are exercisable at $2.40 per share and expire in 2001, and 2002. Value was assigned to these warrants totaling $40,000 which was expensed in 1996 and $45,000 which was expensed in 1997.

       During 1997, the Company issued warrants for consulting and director fees to purchase 21,334 shares of common stock at an exercise price of $.01. Value was assigned to these warrants totaling $35,000 and was expensed in 1997.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       A summary of warrant transactions is as follows (share amounts in thousands):

                                   For the Six Months Ended         For the Year Ended           For the Year Ended
                                        June 30, 1997                December 31, 1996           December 31, 1995
                                 -----------------------------    ------------------------    -------------------------
                                                  Weighted                     Weighted                     Weighted
                                                   Average                     Average                      Average
                                                  Exercise                     Exercise                     Exercise
                                   Shares           Price          Shares        Price         Shares         Price
                                 -----------    --------------    ---------    -----------    ----------    -----------
        Outstanding at
          beginning of period      4,253           $3.03            2,218         $3.38         2,296          $3.32
            Granted                   66            1.63            1,590          1.05            60            .13
            Exercised                (68)            .60             (599)          .87          (138)          1.01
            Repriced                 870            3.14            1,044          4.04            --          --
                                   -----                            -----                       -----

        Outstanding at
          end of period            5,121           $3.07            4,253         $3.03         2,218          $3.38
                                   =====                            =====                       =====

        Exercisable at
          end of period            5,008           $3.08            4,199         $3.03         2,218          $3.38

        Weighted-average
          fair value of
          warrants granted
          during the period                         $.93                          $1.57                         $.76

       The following table summarizes information about the warrants outstanding at June 30, 1997 (share amounts in thousands):

                                                  Warrants Outstanding                    Warrants Exercisable
                                        -----------------------------------------    -------------------------------
          Range of         Shares         Weighted-Average         Weighted-          Shares          Weighted-
          Exercise       Outstanding         Remaining              Average         Exercisable        Average
           Prices        at 6/30/97       Contractual Life      Exercise Price      at 6/30/97      Exercise Price
        --------------  --------------  ---------------------  ------------------  --------------  -----------------
          $ .01-1.00       1,114              3.0 years               $  .95            1,114             $  .95
          $1.06-2.00         222              2.87 years                1.49              222               1.49
          $2.40-4.15       3,785              2.0 years                 3.78            3,672               3.82
                           -----                                                        -----
                           5,121                                       $3.07            5,008              $3.08
                           =====                                                        =====

13.    CONVERTIBLE PREFERRED STOCK

       The Company's outstanding convertible preferred stock consists of 750,000 authorized shares of $.01 par value convertible preferred stock.

       Series A $20 Convertible Preferred Stock. The Company currently has outstanding 13,750 shares of its Series A $20 Convertible Preferred Stock (the "Series A Preferred"). Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights, unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of Common Stock at any time after (i) the closing bid price of the Common Stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of Common Stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. In addition, the holders of the Series A Preferred have the right to convert each share into 20 shares of Common Stock at any time. The number of shares of Common Stock into which the Series A Preferred is convertible will be proportionately adjusted in the event of a stock dividend, stock split, or reverse stock split. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       receive $20 per share before the holders of Common Stock are entitled to receive any distribution and the Series A Preferred ranks pari passu with Series B and Series C Preferred except with respect to the security interest granted to Series B Preferred (see Series B description below).

       Series B $20 Convertible Preferred Stock. The Company has issued 34,166 shares of its Series B $20 Convertible Preferred Stock (the "Series B Preferred"). Holders of the 34,166 Series B Preferred are entitled to receive dividends equal to $2.00 per share per annum, payable in equal semi-annual payments. Holders of the Series B Preferred have no voting rights, unless otherwise required by Delaware law. Each share of the Series B Preferred may, at the option of the Company or the holder, be converted into 29.85 shares of Common Stock, together with accrued but unpaid dividends. The Company has the right to redeem the Series B Preferred at any time at $22 per share, together with accrued but unpaid dividends. The number of shares of Common Stock into which the Series B Preferred is convertible will be proportionately adjusted in the event of a stock dividend, stock split, or reverse stock split. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series B Preferred are entitled to receive $20 per share together with accrued but unpaid dividends before the holders of any shares of Common Stock and on a pari passu basis with Series A and C Preferreds. A security interest in 6.8% of the Common Stock of B&B Electromatic, Inc. has been granted to secure payment of any liquidation proceeds or dividends to which the Series B becomes entitled. All Series B was converted to Common Stock in June 1996.

       Series C $20 Convertible Preferred Stock. The Company currently has outstanding 3,500 shares of its Series C $20 Convertible Preferred Stock (the "Series C Preferred"). Holders of the Series C Preferred have no voting rights, unless otherwise required by Delaware law. Each share of the Series C Preferred may, at the option of the Company or the holder, be converted into 30 shares of Common Stock. The Company has no right to redeem the Series C Preferred. The Series C Preferred is also subject to the conversion adjustments, and is entitled to receive a liquidation preference, identical to the Series A Preferred.

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

                                    PART IV

ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K

       (a)    Exhibits.

         *3.1     Amended and Restated Certificate of Incorporation of the
                  Company.

          3.11 Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.11 to the Company's Form 10-KSB for the year ended December 31, 1994).

         *3.2     Amended and Restated Bylaws of the Company.

         *4.1     Specimen certificate for common stock of the Company.

         *4.2     Specimen certificate for Redeemable Common Stock Purchase
                  Warrant.

         *4.3 Warrant Agreement among the Company, American Stock Transfer & Trust Company, and Thomas James Associates, Inc.

         *4.4     Underwriter's Warrant.

        **4.5 Certificate of Designation for Series A $20 Convertible Preferred Stock.

        **4.6 Certificate of Designation for Series B $20 Convertible Preferred Stock.

        **4.7 Certificate of Designation for Series C $20 Convertible Preferred Stock.

       **10.1 Integrated Security Systems, Inc. 1993 Stock Option Plan dated September 7, 1993, as amended on December 30, 1994.

        *10.2 Form of Integrated Security Systems, Inc. 1993 Incentive Stock Option Agreement.

        *10.3 Form of Integrated Security Systems, Inc. 1993 Non-Qualified Stock Option Agreement.

        *10.13 Form of Indemnification Agreement by and between the Company and the Company's officers and directors.

        *10.14 Commercial Lease dated August 6, 1984, by and among Philip R. Thomas, Wayne L. Thomas and Thomas Group Service Company, predecessor to B&B, for land, building and equipment.

        *10.20 Lease Agreement dated March 25, 1992 and April 6, 1992, by and among the Company, Trammell Crow Company No. 90 and Petula Associates Limited for property located in Dallas, Texas.

        *10.23 Lease Agreement commencing June 1, 1992 by and between Kelso Joint Venture and AAC, for property located in Baltimore, Maryland.

        *10.37 License and Distribution Agreement dated March 16, 1993, by and among COMTRAC Corporation, Thomas Group Holding Company and the Company relating to analog technology for transaction processing systems.

        *10.38 License and Distribution Agreement dated March 16, 1993, by and between DesignTech Incorporated and the Company relating to interactive digital video interface system technology.

        *10.49 Amendment to Integrated Security System, Inc. 1993 Stock Option Plan.

        *10.51 Note relating to the $900,000 Bridge Financing (incorporated by reference from similarly numbered exhibits filed with the Company's Form 10-KSB for the year ended December 31, 1995).

        *10.52 Standard Form of Common Stock Purchase Warrant (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-KSB for the year ended December 31,
                  1995).

         10.53 Subscription Agreement dated December 28, 1995 (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-KSB for the year ended December 31,
                  1995).

         10.54 Factoring Agreement from Sunburst Bank for B&B receivables (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-KSB for the year ended December 31, 1995).

         10.55 Corporate Consulting Agreement, dated March 3, 1986, by and between the Company and Bathgate McColley Capital Group LLC for consulting services (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31, 1996).

         10.56 Form of Promissory Notes dated March 11, 1996 (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31,
                  1996).

         10.57 Engagement letter dated March 26, 1996, from Bathgate McColley Capital Group LLC to the Company proposing private placement offering (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31, 1996).

         10.58 Form of Subscription Agreement for Series A Convertible Preferred Stock executed on March 27, 1996 (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31, 1996).

         10.59 Subscription Agreement for Common Stock executed March 28, 1996 (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31, 1996).

         10.60 Form of Warrant Agreement for purchase of common stock executed March 29, 1996 (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31, 1996).

         10.61 Placement Agent Agreement dated April 16, 1996, by and between the Company and Bathgate McColley Capital Group LLC confirming private placement offering (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31, 1996).

         10.62 Form of Amendment to Promissory Notes dated April 22, 1996 (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31, 1996).

       **10.63 Stock Purchase Agreement, dated November 7, 1996, between the Company and S. Webb Golston.

       **10.64 Subscription Agreement, dated December 31, 1996, between the Company and ProFutures Special Equity Fund, L.P.

       **10.65 Convertible Loan Agreement, dated December 31, 1996, between the Company (and its subsidiaries) and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC.

       **10.66 Management Agreement, dated August 29, 1996, between the Company and I.S.T. Partners, Ltd.

       **10.67 Marketing and Development Agreement, dated July 29, 1996, between the Company, IST, and I.S.T. Partners, Ltd.

       **10.68    Employment Agreement, dated January 2, 1997, between Gerald
                  K. Beckmann and the Company.

       **10.69 Employment Agreement, dated January 2, 1997, between James W. Casey and the Company.

       **10.70 Real Estate Purchase Agreement, dated September 5, 1996, between the Company and Golston Family Partners, Ltd.

       ***11.1    Computation of earnings per share.

       ***21.1    Subsidiaries of the Company.

       ***23.1    Consent of Price Waterhouse LLP.

       ***27      Financial Data Schedule
-------------------

          * Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 33-59870-FW) and incorporated herein by reference.

         ** Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 333-5023) and incorporated herein by reference.

        ***       Filed herewith.

       (b) Reports filed on Form 8-K.

        Form 8-K, filed May 15, 1997, reporting a change in the Company's fiscal year.

                                   SIGNATURES

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                           INTEGRATED SECURITY SYSTEMS, INC.
                                      ------------------------------------------
                                                    (Registrant)



Date:   September 25, 1997                    /s/ GERALD K. BECKMANN
     --------------------------       ------------------------------------------
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

                                            INTEGRATED SECURITY SYSTEMS, INC.
                                      ------------------------------------------
                                                     (Registrant)



Date:    September 25, 1997                    /s/ GERALD K. BECKMANN
     --------------------------       ------------------------------------------
                                                Gerald K. Beckmann
                                      Director, Chairman of the Board, President
                                            and Chief Executive Officer


Date:    September 25, 1997                    /s/ HOLLY J. BURLAGE
     --------------------------       ------------------------------------------
                                                  Holly J. Burlage
                                        Vice President, Principal Financial
                                        Officer, Principal Accounting Officer,
                                              Secretary and Treasurer


Date:    September 25, 1997                    /s/ JAMES W. CASEY
     --------------------------       ------------------------------------------
                                                  James W. Casey
                                           Director and Vice President


Date:    September 25, 1997                    /s/ ROBERT M. GALECKE
     --------------------------       ------------------------------------------
                                                 Robert M. Galecke
                                                    Director


Date:    September 25, 1997                    /s/ JAMES E. JACK
     --------------------------       ------------------------------------------
                                                  James E. Jack
                                                    Director


Date:    September 25, 1997                    /s/ FRANK R. MARLOW
     --------------------------       ------------------------------------------
                                                  Frank R. Marlow
                                                    Director

                              INDEX TO EXHIBITS

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
         *3.1     Amended and Restated Certificate of Incorporation of the
                  Company.

          3.11    Amendment to Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.11 to the Company's Form 10-KSB for the year ended December 31, 1994).

         *3.2     Amended and Restated Bylaws of the Company.

         *4.1     Specimen certificate for common stock of the Company.

         *4.2     Specimen certificate for Redeemable Common Stock Purchase
                  Warrant.

         *4.3     Warrant  Agreement among the Company,  American Stock Transfer
                  & Trust Company,  and Thomas James Associates, Inc.

         *4.4     Underwriter's Warrant.

        **4.5     Certificate of Designation for Series A $20 Convertible
                  Preferred Stock.

        **4.6     Certificate of Designation for Series B $20 Convertible
                  Preferred Stock.

        **4.7     Certificate of Designation for Series C $20 Convertible
                  Preferred Stock.

       **10.1 Integrated Security Systems, Inc. 1993 Stock Option Plan dated September 7, 1993, as amended on December 30, 1994.

        *10.2     Form of Integrated Security Systems, Inc. 1993 Incentive Stock
                  Option Agreement.

        *10.3     Form of Integrated Security Systems, Inc. 1993 Non-Qualified
                  Stock Option Agreement.

        *10.13 Form of Indemnification Agreement by and between the Company and the Company's officers and directors.

        *10.14    Commercial Lease dated August 6, 1984, by and among Philip R.
                  Thomas, Wayne L. Thomas and Thomas Group Service Company, predecessor to B&B, for land, building and equipment.

        *10.20 Lease Agreement dated March 25, 1992 and April 6, 1992, by and among the Company, Trammell Crow Company No. 90 and
                  Petula Associates Limited for property located in Dallas, Texas.

        *10.23    Lease Agreement commencing June 1, 1992 by and between Kelso
                  Joint Venture and AAC, for property located in Baltimore, Maryland.

        *10.37 License and Distribution Agreement dated March 16, 1993, by and among COMTRAC Corporation, Thomas Group Holding Company and the Company relating to analog technology for transaction processing systems.

        *10.38 License and Distribution Agreement dated March 16, 1993, by and between DesignTech Incorporated and the Company relating to interactive digital video interface system technology.

        *10.49    Amendment to Integrated Security System, Inc. 1993 Stock
                  Option Plan.

        *10.51 Note relating to the $900,000 Bridge Financing (incorporated by reference from similarly numbered exhibits filed with the Company's Form 10-KSB for the year ended December 31, 1995).

        *10.52 Standard Form of Common Stock Purchase Warrant (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-KSB for the year ended December 31,
                  1995).

         10.53 Subscription Agreement dated December 28, 1995 (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-KSB for the year ended December 31,
                  1995).

         10.54    Factoring Agreement from Sunburst Bank for B&B receivables
                  (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-KSB for the year ended December 31, 1995).

         10.55 Corporate Consulting Agreement, dated March 3, 1986, by and between the Company and Bathgate McColley Capital Group LLC for consulting services (incorporated by reference from the similarly numbered exhibit filed with the Company's Form
                  10-QSB for the quarter ended March 31, 1996).

         10.56 Form of Promissory Notes dated March 11, 1996 (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31,
                  1996).

         10.57    Engagement letter dated March 26, 1996, from Bathgate
                  McColley Capital Group LLC to the Company proposing private placement offering (incorporated by reference from the similarly numbered exhibit filed with the Company's Form
                  10-QSB for the quarter ended March 31, 1996).

         10.58    Form of Subscription Agreement for Series A Convertible
                  Preferred Stock executed on March 27, 1996 (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31, 1996).

         10.59    Subscription Agreement for Common Stock executed March 28,
                  1996 (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31, 1996).

         10.60 Form of Warrant Agreement for purchase of common stock executed March 29, 1996 (incorporated by reference from the similarly numbered exhibit filed with the Company's Form
                  10-QSB for the quarter ended March 31, 1996).

         10.61 Placement Agent Agreement dated April 16, 1996, by and between the Company and Bathgate McColley Capital Group LLC confirming private placement offering (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31, 1996).

         10.62    Form of Amendment to Promissory Notes dated April 22, 1996
                  (incorporated by reference from the similarly numbered exhibit filed with the Company's Form 10-QSB for the quarter ended March 31, 1996).

       **10.63    Stock Purchase Agreement, dated November 7, 1996, between the
                  Company and S. Webb Golston.

       **10.64    Subscription Agreement, dated December 31, 1996, between the
                  Company and ProFutures Special Equity Fund, L.P.

       **10.65 Convertible Loan Agreement, dated December 31, 1996, between the Company (and its subsidiaries) and Renaissance Capital
                  Growth & Income Fund III, Inc. and Renaissance US Growth &
                  Income Trust PLC.

       **10.66    Management Agreement, dated August 29, 1996, between the
                  Company and I.S.T. Partners, Ltd.

       **10.67 Marketing and Development Agreement, dated July 29, 1996, between the Company, IST, and I.S.T. Partners, Ltd.

       **10.68    Employment Agreement, dated January 2, 1997, between Gerald
                  K. Beckmann and the Company.

       **10.69    Employment Agreement, dated January 2, 1997, between James W.
                  Casey and the Company.

       **10.70 Real Estate Purchase Agreement, dated September 5, 1996, between the Company and Golston Family Partners, Ltd.

       ***11.1    Computation of earnings per share.

       ***21.1    Subsidiaries of the Company.

       ***23.1    Consent of Price Waterhouse LLP.

       ***27      Financial Data Schedule

-------------------

          * Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 33-59870-FW) and incorporated herein by reference.

         ** Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 333-5023) and incorporated herein by reference.

        ***       Filed herewith.