Form 10QSB
period 1997-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 1997-11-14
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



 [X] QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
     ACT OF 1934 FOR THE  QUARTERLY PERIOD ENDED  September 30, 1997      .
                                                 -------------------------

                                       OR

 [ ] TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE  TRANSITION PERIOD FROM             TO               .
                                                 ------------    ------------


                         Commission file number 1-11900


                        Integrated Security Systems, Inc.
        (Exact name of small business issuer as specified in its charter)


                         DELAWARE                                           75-2422983
(State or other jurisdiction of incorporation or organization    (I.R.S. Employer Identification No.)



    8200 SPRINGWOOD, SUITE 230, IRVING, TEXAS                     75063
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

As of October 13, 1997, 8,152,379 shares of Registrant's common stock were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Index to Integrated Security Systems, Inc. Consolidated Financial Statements:

                                                                   Page
           Balance Sheets                                           3

           Statements of Operations                                 4

           Statements of Cash Flows                                 5

           Notes to Financial Statements                            6


                        INTEGRATED SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,      JUNE 30,
                                                                            1997              1997
                                                                         ------------      ------------
                                                                          (UNAUDITED)
                             ASSETS
Current assets:
   Cash and cash equivalents                                             $  1,131,284      $  1,581,191
   Accounts receivable, net of allowance for doubtful
     accounts of $59,208 and $54,733, respectively                          2,286,387         2,457,596
   Inventories                                                              1,009,966           867,898
   Restricted cash                                                                 --            54,928
   Other current assets                                                       278,442           312,234
                                                                         ------------      ------------
     Total current assets                                                   4,706,079         5,273,847

Property and equipment, net                                                 5,677,942         5,278,689
Intangible assets, net                                                      2,228,116         2,283,970
Capitalized software development costs, net                                   444,272           493,350
Deferred income taxes                                                         205,384           205,384
Other assets                                                                   18,769            18,295
                                                                         ------------      ------------
     Total assets                                                        $ 13,280,562      $ 13,553,535
                                                                         ============      ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $    799,274      $    690,712
   Accrued liabilities                                                        486,024           672,340
   Deferred revenue                                                            63,425           116,028
   Current portion of long-term debt and other liabilities                    501,422           495,737
                                                                         ------------      ------------
     Total current liabilities                                           $  1,850,145      $  1,974,817
                                                                         ------------      ------------

Long-term debt and other liabilities                                        7,698,480         7,630,956

Stockholders' equity:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     15,750 and 17,250 shares issued and outstanding                              157               172
   Common stock, $.01 par value, 30,000,000 shares
     authorized; 8,202,379 and 7,955,212 shares, respectively,
     issued; and 8,152,379 and 7,905,212 shares, respectively,
     outstanding                                                               82,024            79,552
   Additional paid in capital                                              10,766,050        10,523,546
   Accumulated deficit                                                     (6,997,544)       (6,536,758)
   Treasury stock, 50,000 shares                                             (118,750)         (118,750)
                                                                         ------------      ------------
     Total stockholders' equity                                             3,731,937         3,947,762
                                                                         ------------      ------------
       Total liabilities and stockholders' equity                        $ 13,280,562      $ 13,553,535
                                                                         ============      ============







The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                FOR THE THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                             ----------------------------
                                                1997             1996
                                             -----------      -----------
 Sales                                       $ 3,029,973      $ 2,488,299
 Cost of sales                                 1,750,685        1,233,921
                                             -----------      -----------
 Gross margin                                  1,279,288        1,254,378
                                             -----------      -----------

 Operating expenses:
   Selling, general and administrative         1,444,181        1,083,494
   Research and product development              119,541           39,632
                                             -----------      -----------
                                               1,563,722        1,123,126
                                             -----------      -----------

 Income (loss) from operations                  (284,434)         131,252

 Other income (expense):
   Interest income                                15,401            1,043
   Interest expense                             (189,994)         (59,491)
   Gain on sale of assets                          2,314               --
   Other                                             266           (4,242)
                                             -----------      -----------

 Income (loss) before income taxes              (456,447)          68,562
 Provision for income taxes                       (4,339)         (20,378)
                                             -----------      -----------

 Net income (loss)                           $  (460,786)     $    48,184
                                             ===========      ===========

 Weighted average common and
    common equivalent shares outstanding       7,989,310        8,270,377
                                             ===========      ===========

 Net income (loss) per share                 $     (0.06)     $      0.01
                                             ===========      ===========





The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         FOR THE THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -----------------------------
                                                                            1997             1996
                                                                         -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                                     $  (460,786)     $    48,184
   Adjustments to reconcile net income (loss) to net cash provided
     (used) by operating activities:
     Depreciation                                                            141,841           47,414
     Amortization                                                            104,932           56,501
     Bad debt expense                                                          6,000            6,000
     Provision for warranty reserve                                           22,585           34,700
     Provision for inventory reserve                                           3,000            9,000
     Deferred revenue                                                        (52,603)         (94,259)
     Gain on sale of assets                                                   (2,314)              --
     Other non-cash expenses                                                  13,333           43,500
     Net change in assets and liabilities of discontinued operations              --          (17,314)
     Changes in operating assets and liabilities:
       Accounts receivable                                                   165,209         (286,560)
       Inventories                                                          (145,068)         (85,259)
       Restricted cash                                                        54,928          104,289
       Other assets                                                           33,318           (1,948)
       Accounts payable                                                      108,562          241,915
       Accrued liabilities                                                  (166,117)         (40,505)
                                                                         -----------      -----------
         Net cash provided (used) by operating activities                   (173,180)          65,658
                                                                         -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                                       (541,279)         (81,951)
   Sale of property and equipment                                              2,500               --
                                                                         -----------      -----------
         Net cash used by investing activities                              (538,779)         (81,951)
                                                                         -----------      -----------

Cash flows from financing activities:
   Issuance of common stock                                                  188,843               20
   Payments on debt and other liabilities                                   (122,262)         (37,643)
   Proceeds from notes payable and long-term debt                            195,471          117,741
   Acquisition costs                                                              --          (10,363)
                                                                         -----------      -----------
         Net cash provided by financing activities                           262,052           69,755
                                                                         -----------      -----------

Increase (decrease) in cash and cash equivalents                            (449,907)          53,462
Cash and cash equivalents at beginning of period                           1,581,191          130,305
                                                                         -----------      -----------
Cash and cash equivalents at end of period                               $ 1,131,284      $   183,767
                                                                         ===========      ===========




The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

         The accompanying financial statements include the accounts of Integrated Security Systems, Inc. ("ISSI") and all of its subsidiaries (collectively, the "Company"), with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 1997 Annual Report on Form 10-KSB filed September 25, 1997.

NOTE 2 - RECLASSIFICATION

         Certain reclassification of prior year amounts have been made to conform to the current period presentation.

NOTE 3 - FINANCING

         On September 26, 1997, B&B Electromatic, Inc. ("B&B") obtained a $300,000 revolving line of credit facility with Union Planters Bank, Baton Rouge, Louisiana. The line of credit replaces B&B's $1.4 million factoring facility with the same institution, which expired on August 15, 1997. Although there are no monthly principal payment requirements on the line of credit, interest is due monthly at the Wall Street Floating rate plus 1%, currently 9.5%. The line of credit matures on August 15, 1998, with all outstanding principal and accrued interest due on that date. Documentation and commitment fees totaling $1,075 were paid at the closing. The line of credit is available only for B&B's use and is secured by B&B's accounts receivable. No amounts are currently outstanding under this revolver.

         On October 31, 1997, Tri-Coastal Systems, Inc. ("TCSI") entered into a Business Manager factoring facility with Plano Bank & Trust to factor accounts receivable with recourse. This factoring facility expires October 31, 1998, has an adjustable factoring fee of 3.4%, and a maximum borrowing amount of $800,000. This facility is secured by all assets of TCSI and is guaranteed by ISSI.

NOTE 4 - LITIGATION SETTLEMENT

         On February 6, 1996, the Company and Philip R. Thomas, a principal stockholder, entered into a settlement agreement with Charles W. Martin, a former officer of the Company, related to a lawsuit filed by Mr. Martin against the Company and Mr. Thomas. The distribution of 28,333 additional shares, accrued at June 30, was made during the quarter ended September 30, 1997, to finalize this settlement.

NOTE 5 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement establishes a new methodology for reporting earnings per share for interim financial information and annual financial statements issued with periods ending after December 15, 1997. For the three months ended September 1997 and 1996, the pro forma basic and diluted income (loss) per share amounts calculated assuming adoption of this statement would have been the same as the income (loss) per share amounts presented on the consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

         The following information contains certain forward-looking statements. It is important to note that ISSI's actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, the following: operations may not improve as projected, new products may not be accepted by the marketplace as anticipated, or new products may take longer to develop than anticipated.

         Effective January 1, 1997, the Company changed its fiscal year end from December 31 to June 30. References to fiscal year 1996 refers to the twelve months ended December 31, 1996, references to fiscal 1997 refer to the six months ended June 30, 1997, and references to fiscal 1998 refer to the twelve months ending June 30, 1998.

RESULTS OF OPERATIONS

         Sales. The Company's sales increased by $.5 million (22%) to $3 million during the quarter ended September 30, 1997 from $2.5 million during the comparable 1996 period. The Company's Security Systems Group experienced a 25% growth in sales compared to the prior year period. Sales at the Company's manufacturing subsidiaries increased with the inclusion of Golston Company ("Golston"), acquired on December 31, 1996, offset in part by decreased business at B&B.

         For the quarter ended September 30, 1997, approximately 84% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 75% for the same 1996 period.

         Cost of Sales and Gross Margin. Gross margin as a percent of sales decreased to 42% from 50% for the quarters ended September 30, 1997 and 1996, respectively. The majority of the decrease was due to a less favorable product mix at B&B compared to last year. During the 1996 period, B&B experienced a higher percentage of sales of road and bridge products, which have higher gross margins. Also, the Company's Security Systems Group reported lower margins than expected due to higher overruns than expected on two projects.

         Selling, General and Administrative. Selling, general and administrative expenses increased to $1.4 million during the quarter ended September 30, 1997 from $1 million during the comparable 1996 period. Most of the increase was attributable to ISSI absorbing all of the sales and marketing expenses of IST during the 1997 period.

         Research and Product Development. Research and product development expenses increased by approximately $80,000 during the quarter ended September 30, 1997 compared to the comparable 1996 period due to development of the Company's Intelli-Site products and increased testing and design of certain products at B&B. (These costs were partially offset by I.S.T. Partners, Ltd. during the 1996 period.)

         Interest Expense. Interest expense increased by approximately $131,000 during the quarter ended September 30, 1997, compared to the comparable 1996 period due to the financing related to the acquisition of Golston.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position decreased by $449,907 during the first quarter of fiscal 1998, using $173,180 for operations during the period and $541,279 for property and equipment as compared to $65,658 and $81,951, respectively in the 1996 period.

         During the first quarter of fiscal 1998, the Company financed its operations from cash flow from operations and through the exercise of outstanding warrants to purchase the Company's common stock. The Company also received $195,471 in proceeds from long-term debt to be used for capital expenditures at Golston and made payments of $122,262 on debt and other liabilities.

         The Company has committed to purchase additional modular buildings and tool-making machinery at Golston during fiscal 1998. The total amount of investment is anticipated to be approximately $800,000, funded through a combination of secured debt, equipment leasing and working capital. During the first quarter of fiscal 1998, the Company acquired $541,279 of property and equipment. The Company also received $2,500 from the sale of property during the period.

         On September 26, 1997, B&B Electromatic, Inc. ("B&B") secured a $300,000 revolving line of credit facility with Union Planters Bank, Baton Rouge, Louisiana. The line of credit replaces B&B's $1.4 million factoring facility with the same institution, which expired on August 15, 1997. Although there are no monthly principal payment requirements on the line of credit, interest is due monthly at the Wall Street Floating rate plus 1%, currently 9.5%. The line of credit matures on August 15, 1998, with all outstanding principal and accrued interest due on that date. Documentation and commitment fees totaling $1,075 were paid at the closing. The line of credit is secured by B&B's accounts receivable.

         On October 31, 1997, Tri-Coastal Systems, Inc. ("TCSI") entered into a Business Manager factoring facility with Plano Bank & Trust to factor accounts receivable with recourse. This factoring facility expires October 31, 1998, has an adjustable factoring fee of 3.4% and a maximum borrowing amount of $800,000. This facility is secured by all assets of TCSI and is guaranteed by ISSI.

         Historically, the Company's manufacturing subsidiaries have generated positive cash flow from operations. The Company anticipates this trend to continue. This positive cash flow, in conjunction with the existing revolving line of credit and the financing arrangement described in the preceding paragraph should position the Company to cover its working capital needs. Development of distribution channels for Intelli-Site will continue, with a significant portion of future investments being utilized to launch Intelli-Site through the PSA Security Network. Training and pre-sales support of the PSA channel will require sizable expenditures by the Company in time and dollars before significant revenues are realized.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Integrated Security Systems, Inc.
                                      -----------------------------------------
                                                       (Registrant)



Date:   November 14, 1997                    /s/ GERALD K. BECKMANN
      ---------------------           -----------------------------------------
                                                 Gerald K. Beckmann
                                           Director, Chairman of the Board,
                                         President and Chief Executive Officer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                              EXHIBIT
------                              -------
  27                       Financial Data Schedule