Form 10QSB
period 1997-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 1998-02-17
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1997 .
                                           --------------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO          .
                                               ---------  ----------


                         Commission file number 1-11900


                        Integrated Security Systems, Inc.
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                                    75-2422983
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization                    Identification No.)


8200 SPRINGWOOD DRIVE, SUITE 230, IRVING, TEXAS                75063
  (Address of principal executive offices)                   (Zip Code)


                                 (972) 444-8280
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

As of January 31, 1998, 8,152,379 shares of Registrant's common stock were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Index to Integrated Security Systems, Inc. Consolidated Financial
Statements:

                                                                  Page
                                                                  ----

         Balance Sheets                                            3

         Statements of Operations                                  4

         Statements of Cash Flows                                  5

         Notes to Financial Statements                             6

                        INTEGRATED SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,           JUNE 30,
                                                                                  1997                 1997
                                                                              ------------        ------------
                                                                               (UNAUDITED)

                             ASSETS
Current assets:
   Cash and cash equivalents                                                  $    834,548        $  1,581,191
   Accounts receivable, net of allowance for doubtful
     Accounts of $62,652 and $54,733, respectively                               1,757,061           2,457,596
   Inventories                                                                   1,042,509             867,898
   Restricted cash                                                                  58,121              54,928
   Other current assets                                                            283,447             312,234
                                                                              ------------        ------------
     Total current assets                                                        3,975,686           5,273,847

Property and equipment, net                                                      5,796,233           5,278,689
Intangible assets, net                                                           2,168,097           2,283,970
Capitalized software development costs, net                                        395,194             493,350
Deferred income taxes                                                              205,384             205,384
Other assets                                                                        23,701              18,295
                                                                              ------------        ------------
     Total assets                                                             $ 12,564,295        $ 13,553,535
                                                                              ============        ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $    649,477        $    690,712
   Accrued liabilities                                                             426,881             672,340
   Deferred revenue                                                                118,871             116,028
   Current portion of long-term debt and other liabilities                         507,242             495,737
                                                                              ------------        ------------
     Total current liabilities                                                $  1,702,471        $  1,974,817
                                                                              ------------        ------------

Long-term debt and other liabilities                                             7,862,781           7,630,956

Stockholders' equity:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     15,750 and 17,250 shares issued and outstanding                                   157                 172
   Common stock, $.01 par value, 30,000,000 shares
     Authorized; 8,202,379 and 7,955,212 shares, respectively,
     Issued; and 8,152,379 and 7,905,212 shares, respectively,
     Outstanding                                                                    82,024              79,552
   Additional paid in capital                                                   10,766,050          10,523,546
   Accumulated deficit                                                          (7,730,438)         (6,536,758)
   Treasury stock, 50,000 shares                                                  (118,750)           (118,750)
                                                                              ------------        ------------
     Total stockholders' equity                                                  2,999,043           3,947,762
                                                                              ------------        ------------
       Total liabilities and stockholders' equity                             $ 12,564,295        $ 13,553,535
                                                                              ============        ============



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                      DECEMBER 31,                           DECEMBER 31,
                                             ------------------------------        ------------------------------
                                                1997                1996               1997               1996
                                             -----------        -----------        -----------        -----------

Sales                                        $ 2,680,379        $ 2,340,427        $ 5,710,352        $ 4,828,726
Cost of sales                                  1,654,023          1,332,967          3,404,708          2,566,888
                                             -----------        -----------        -----------        -----------
Gross margin                                   1,026,356          1,007,460          2,305,644          2,261,838
                                             -----------        -----------        -----------        -----------

Operating expenses:
   Selling, general and administrative         1,463,489            884,033          2,907,670          1,967,527
   Research and product development               99,108              3,996            218,649             43,628
                                             -----------        -----------        -----------        -----------
                                               1,562,597            888,029          3,126,319          2,011,155
                                             -----------        -----------        -----------        -----------

Income (loss) from operations                   (536,241)           119,431           (820,675)           250,683

Other income (expense):
   Interest income                                10,231                900             25,632              1,943
   Interest expense                             (221,374)           (26,765)          (411,368)           (86,256)
   Gain on sale of assets                         36,971                 --             39,285                 --
   Other                                         (22,095)            (1,055)           (21,829)            (5,297)
                                             -----------        -----------        -----------        -----------

Income (loss) before income taxes               (732,508)            92,511         (1,188,955)           161,073
Benefit (provision) for income taxes                (386)            18,043             (4,725)            (2,335)
                                             -----------        -----------        -----------        -----------


Net income (loss)                            $  (732,894)       $   110,554        $(1,193,680)       $   158,738
                                             ===========        ===========        ===========        ===========

Weighted average common shares
   Outstanding                                 8,152,379          6,061,451          8,070,844          5,990,842
Potential common shares outstanding                   --          2,294,899                 --          2,260,224
                                             -----------        -----------        -----------        -----------
Weighted average common and potential
   common shares outstanding                   8,152,379          8,356,350          8,070,844          8,251,066
                                             ===========        ===========        ===========        ===========

Net income (loss) per share:
   Basic                                     $     (0.09)       $      0.02        $     (0.15)       $      0.03
                                             ===========        ===========        ===========        ===========
   Diluted                                   $     (0.09)       $      0.01        $     (0.15)       $      0.02
                                             ===========        ===========        ===========        ===========




                   The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               FOR THE SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                            ------------------------------
                                                                                1997               1996
                                                                            -----------        -----------

Cash flows from operating activities:
   Net income (loss)                                                        $(1,193,680)       $   158,738
   Adjustments to reconcile net income (loss) to net cash provided
     (used) by operating activities:
     Depreciation                                                               282,322             97,215
     Amortization                                                               209,919            153,003
     Bad debt expense                                                            12,825             12,000
     Provision for warranty reserve                                              40,785            133,700
     Provision (benefit) for inventory reserve                                    6,000             18,000
     Deferred revenue                                                             2,843             76,898
     Gain on sale of assets                                                     (39,285)                --
     Other non-cash expenses (income)                                            18,228            (69,233)
     Net change in assets and liabilities of discontinued operations                 --            (27,939)
     Changes in operating assets and liabilities, net of effects from acquisition of Golston Company:
       Accounts receivable                                                      687,710           (608,432)
       Inventories                                                             (180,611)           (26,379)
       Restricted cash                                                           (3,193)           121,013
       Other assets                                                              23,381           (147,065)
       Accounts payable                                                         (41,235)            69,163
       Accrued liabilities                                                     (244,244)           318,608
                                                                            -----------        -----------
         Net cash provided (used) by operating activities                      (418,235)           279,290
                                                                            -----------        -----------

Cash flows from investing activities:
   Purchase of property and equipment                                          (848,741)           (31,285)
   Sale of property and equipment                                                88,160                 --
   Acquisition of Golston Company                                                    --         (4,851,406)
                                                                            -----------        -----------
         Net cash used by investing activities                                 (760,581)        (4,882,691)
                                                                            -----------        -----------

Cash flows from financing activities:
   Issuance of common stock                                                     188,843          1,034,020
   Payments on debt and other liabilities                                      (245,474)          (230,583)
   Proceeds from notes payable and long-term debt                               488,804          4,777,500
   Acquisition costs                                                                 --             (9,950)
                                                                            -----------        -----------
         Net cash provided by financing activities                              432,173          5,570,987
                                                                            -----------        -----------

Increase (decrease) in cash and cash equivalents                               (746,643)           967,586
Cash and cash equivalents at beginning of period                              1,581,191            130,305
                                                                            -----------        -----------
Cash and cash equivalents at end of period                                  $   834,548        $ 1,097,891
                                                                            ===========        ===========



                   The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    QUARTERS ENDED DECEMBER 31, 1997 AND 1996

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

NOTE 3 - FINANCING

         On October 31, 1997, Tri-Coastal Systems, Inc. ("TCSI") entered into a Business Manager factoring facility with Plano Bank & Trust to factor accounts receivable with recourse. This factoring facility expires October 31, 1998, has an adjustable factoring fee of 3.4%, and a maximum borrowing amount of $800,000. This facility is secured by all assets of TCSI and is guaranteed by ISSI. At December 31, 1997, TCSI had factored receivables of approximately $289,000.

         In connection with the factoring facility, the Company agreed to an increase in the interest rate related to $4.6 million in convertible debentures from 9% to 12%. In exchange for the increased interest rate, the holders of the convertible debentures agreed to release their security interest in TCSI's assets. Effective February 1, 1998, the interest rate has been reduced to the original 9%.

NOTE 4 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting and Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement establishes a new methodology for reporting earnings per share for interim financial information and annual financial statements issued with periods ending after December 15, 1997. Accordingly, basic and diluted income
(loss) per share amounts are reported for all periods presented.

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

         Effective January 1, 1997, the Company changed its fiscal year end from December 31 to June 30. References to fiscal 1996 refer to the twelve months ended December 31, 1996, references to fiscal 1997 refer to the six months ended June 30, 1997, and references to fiscal 1998 refer to the twelve months ending June 30, 1998.

RESULTS OF OPERATIONS

Quarter Ended December 31, 1997 Compared to Quarter Ended December 31, 1996

         Sales. The Company's sales increased by $.3 million (15%) to $2.6 million during the quarter ended December 31, 1997 from $2.3 million during the comparable 1996 period. The Company's Security Systems Group experienced a 13% decline in sales compared to the prior year period due primarily to TCSI client construction delays. Sales at the Company's manufacturing subsidiaries increased 21% with the inclusion of Golston Company ("Golston"), acquired on December 31, 1996, offset in part by decreased revenue at B&B Electromatic, Inc. ("B&B").

         For the quarter ended December 31, 1997, approximately 85% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 81% for the same 1996 period.

         Cost of Sales and Gross Margin. Gross margin as a percent of sales decreased to 38% from 43% for the quarters ended December 31, 1997 and 1996, respectively. The majority of the decrease was due to a less favorable product mix at B&B compared to the prior year period. During the 1996 period, B&B experienced a higher percentage of sales of road and bridge products, which have higher gross margins.

         Selling, General and Administrative. Selling, general and administrative expenses increased to $1.5 million during the quarter ended December 31, 1997 from $.9 million during the comparable 1996 period. Most of the increase was attributable to the inclusion of Golston expenses and the Company absorbing all of the sales and marketing expenses of Innovative Security Technologies, Inc. ("IST") during the 1997 period. During the 1996 period, these costs were partially offset by IST Partners, Ltd. ("the partnership"), an unaffiliated investment partnership.

         Research and Product Development. Research and product development expenses increased by approximately $95,000 during the quarter ended December 31, 1997 compared to the comparable 1996 period due to additional development of the Company's Intelli-Site(R) products and increased testing and design of new products at B&B. (These costs were partially offset by the partnership during the 1996 period.)

         Interest Expense. Interest expense increased by approximately $195,000 during the quarter ended December 31, 1997, compared to the comparable 1996 period due to the financing related to the acquisition of Golston.

         Gain on Sale of Assets. The Company recorded a $37,000 gain on the sale of assets during the quarter ended December 31, 1997, principally from the sale of assets at Golston.

         Other. The $21,000 increase in other expenses was almost entirely related to the new factoring facility at TCSI.

Six Months Ended December 31, 1997 Compared to Six Months Ended December 31,
1996.

         Sales. The Company's sales increased by $.9 million (19%) to $5.7 million during the first six months of fiscal 1998 from $4.8 million during the comparable 1996 period. The Company's Security Systems Group experienced a 7% growth in sales compared to the prior year period. Sales at the Company's manufacturing subsidiaries increased 28% with the inclusion of Golston, acquired on December 31, 1996, offset in part by decreased business at B&B.

         For the first six months of fiscal 1998, approximately 85% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 78% for the same 1996 period.

         Cost of Sales and Gross Margin. Gross margin as a percent of sales decreased to 40% from 47% for the six months ended December 31, 1997 and 1996, respectively. The majority of the decrease was due to a less favorable product mix at B&B compared to the prior year period. During the 1996 period, B&B experienced a higher percentage of sales of road and bridge products, which have higher gross margins.

         Selling, General and Administrative. Selling, general and administrative expenses increased to $2.9 million during the first six months of fiscal 1998 from $2 million during the comparable 1996 period. Most of the increase was attributable to the inclusion of Golston expenses and the Company absorbing all of the sales and marketing expenses of IST during the 1997 period. (These costs were partially offset by the partnership during the 1996 period).

         Research and Product Development. Research and product development expenses increased by approximately $175,000 during the first six months of fiscal 1998 compared to the comparable 1996 period due to additional development of the Company's Intelli-Site products and increased testing and design of new products at B&B. (These costs were partially offset by the partnership during the 1996 period.)

         Gain on Sale of Assets. The Company recorded a $39,000 gain on the sale of assets during the first six months of fiscal 1998, principally from the sale of assets at Golston.

         Other. The $17,000 increase in other expenses was almost entirely related to the new factoring facility at TCSI.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position decreased by $746,643 during the first six months of fiscal 1998, using $418,235 for operations during the period and $848,741 for property and equipment as compared to $279,290 generated from operations and $31,285 used for property and equipment in the 1996 period.

         During the first six months of fiscal 1998, the Company financed its operations from cash flow from operations and through the exercise of outstanding warrants to purchase the Company's common stock. The Company also received $488,804 in proceeds from long-term debt related to capital expenditures at Golston and made payments of $245,474 on debt and other liabilities.

         On October 31, 1997, TCSI entered into a Business Manager factoring facility with Plano Bank & Trust to factor accounts receivable with recourse. This factoring facility expires October 31, 1998, has an adjustable factoring fee of 3.4% and a maximum borrowing amount of $800,000. This facility is secured by all assets of TCSI and is guaranteed by ISSI. At December 31,1997, TCSI had factored receivables of approximately $289,000.

         In connection with the factoring facility, the Company agreed to an increase in the interest rate related to $4.6 million in convertible debentures from 9% to 12%. In exchange for the increased interest rate, the holders of the convertible debentures agreed to release their security interest in TCSI's assets. Effective February 1, 1998, the interest rate has been reduced to the original 9%.

         Historically, the Company's manufacturing subsidiaries have generated positive cash flow from operations. The Company anticipates this trend to continue. This positive cash flow, in conjunction with the existing revolving line of credit should position the Company to cover its working capital needs for all subsidiaries except IST. Development of distribution channels for Intelli-Site will continue, with a significant portion of future investments being utilized to launch Intelli-Site through the PSA Security Network. Training and pre-sales support of the PSA channel and other channels will require sizable expenditures by the Company in time and dollars before significant revenues are realized. To finance these activities, the Company anticipates that it will need to raise additional funds and has engaged a financial adviser to assist with this process.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Form 8-K, filed December 2, 1997 announcing warrant exchange.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Integrated Security Systems, Inc.
                           --------------------------------------------------
                                              (Registrant)



Date: February 17, 1998                 /s/ GERALD K. BECKMANN
     -------------------   --------------------------------------------------
                                            Gerald K. Beckmann
                                      Director, Chairman of the Board,
                                   President and Chief Executive Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

   27               Financial Data Schedule.