Form 10QSB
period 1998-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 1998-05-15
CIK 741114

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                    --------------------------------------------
                                     Form 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998

/  / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM -------TO------

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  /X/     No  / /

As of May 1, 1998, 8,155,158 shares of Registrant's common stock were outstanding.

                           PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     Index to Integrated Security Systems, Inc. Consolidated Financial
     Statements:

                                                   Page
      Balance Sheets                                 3

      Statements of Operations                       4

      Statements of Cash Flows                       5

      Notes to Financial Statements                  6


                          INTEGRATED SECURITY SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                               MARCH 31,            JUNE 30,
                                                  1998                1997

                                              (UNAUDITED)
                  ASSETS
Current assets:
 Cash and cash equivalents                    $    613,920        $  1,581,191
 Accounts receivable, net of allowance for
 doubtfulaccounts of $61,963 and $54,733,        1,559,415           2,457,596
 respectively
 Inventories                                     1,055,344             867,898
 Restricted cash                                    58,121              54,928
 Other current assets                              339,686             312,234
                                            ----------------    ----------------
  Total current assets                           3,626,486           5,273,847

Property and equipment, net                      5,696,647           5,278,689
Intangible assets, net                           2,111,642           2,283,970
Capitalized software development costs,            350,298             493,350
net
Deferred income taxes                              205,384             205,384
Other assets                                        19,893              18,295
                                            ----------------    ----------------
  Total assets                                $ 12,010,350        $ 13,553,535
                                            ================    ================

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                             $    821,318        $    690,712
 Accrued liabilities                               395,278             672,340
 Deferred revenue                                  249,179             116,028
 Current portion of long-term debt and             507,243             495,737
 other liabilities
                                            ----------------    ----------------
  Total current liabilities                   $  1,973,018        $  1,974,817
                                            ----------------    ----------------
Long-term debt and other liabilities             7,972,845           7,630,956

Stockholders' equity:
 Preferred stock, $.01 par value, 750,000
shares authorized;15,750 and 17,250 shares
 issued and outstanding                                157                 172
 Common stock, $.01 par value, 30,000,000
 shares
  Authorized; 8,205,158 and 7,955,212
  shares, respectively,
  Issued; and 8,155,158 and 7,905,212
  shares, respectively,
  Outstanding                                       82,052              79,552
 Additional paid in capital                     10,766,050          10,523,546
 Accumulated deficit                            (8,665,022)         (6,536,758)
 Treasury stock, 50,000 shares                    (118,750)           (118,750)
                                            ----------------    ----------------
  Total stockholders' equity                     2,064,487           3,947,762
                                            ----------------    ----------------
   Total liabilities and stockholders'        $ 12,010,350        $ 13,553,535
equity                                      ================    ================


The accompanying notes are an integral part of the consolidated financial statements

                          INTEGRATED SECURITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                    For the Three Months Ended  For the Nine Months Ended
                                              March 31,                   March 31,
                                     -------------------------- --------------------------
                                         1998       1997           1998         1997
                                     ----------- ------------  ------------  ------------
Sales                                $2,350,663  $3,572,822     $8,061,015    $8,401,548
Cost of sales                         1,532,527   2,164,316      4,937,235     4,731,204
                                    ------------ -----------    ------------  ------------
Gross margin                            818,136   1,408,506      3,123,780     3,670,344
                                    ------------ ------------   ------------  ------------
Operating expenses:
 Selling,general and administrataive  1,462,805   1,212,828      4,370,475     3,080,755
 Research and product development        58,343      13,558        276,992       156,786
                                    ------------  ------------  ------------  ------------
                                      1,521,148   1,226,386      4,647,467     3,237,541
                                    ------------  ------------  ------------  ------------
Income (loss) from operations          (703,012)    182,120     (1,523,687)      432,803

Other income (expense):
 Interest income                          7,705       3,399          33,337        5,342
 Interest expense                      (216,926)   (159,162)       (628,294)    (245,418)
 Gain on sale of assets                  (2,499)     23,446          36,786       23,446
 Other                                  (19,604)        165         (41,433)      (5,132)
                                     ------------  ------------  ------------  ------------
Income (loss) before income taxes      (934,336)     49,968      (2,123,291)     211,041
Benefit (provision) for income taxes       (249)     (3,663)         (4,974)      (5,998)
                                     ------------  ------------  ------------  ------------

Net income (loss)                     $(934,585) $   46,305     $(2,128,265)  $  205,043


                                     ============  ============  ============  ============

Weighted average common and common
 equivalent shares outstanding         8,204,386   6,961,398       8,148,285   6,326,630

Potential common shares outstanding       69,968   2,244,054         609,384   2,343,675
                                      -----------  ------------   ------------ ------------
Weighted average common and potential
 common shares outstanding             8,274,354   9,205,452       8,757,669   8,670,305
                                      ============ ============   ============ ============

Net income (loss) per share:
 Basic                                $   (0.11)   $    0.01      $   (0.26)   $    0.03
                                     ============  ============  ============  ============
 Diluted                              $   (0.11)   $    0.01      $   (0.24)   $    0.02
                                     ============  ============  ============  ============

The accompanying notes are an integral part of the consolidated financial statements

                          INTEGRATED SECURITY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                 FOR THE NINE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ----------------------------
                                                                     1998          1997
                                                                 ------------   ------------
Cash flows from operating activities:
 Net income (loss)                                               $(2,128,265) $ 205,043

 Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities:
  Depreciation                                                       437,955    258,998
  Amortization                                                       311,270    213,669
  Bad debt expense                                                    12,825     16,900
  Provision for warranty reserve                                      66,785    154,500
  Provision (benefit) for inventory reserve                            9,000    (12,999)
  Deferred revenue                                                   133,151     (5,398)
  Gain on sale of assets                                             (36,786)   (23,446)
  Other non-cash expenses (income)                                    18,228    (93,247)
  Net change in assets and liabilities of discontinued operations         --    (49,463)
  Changes in operating assets and liabilities,
  net of effects from  acquisition of Golston Company:
   Accounts receivable                                               885,356   (675,239)
   Inventories                                                      (196,446)   201,270
   Restricted cash                                                   (3,0193)    74,605
   Other assets                                                      (29,050)  (232,229)
   Accounts payable                                                  130,606    107,137
   Accrued liabilities                                              (301,847)   (14,719)
                                                                  -----------   --------
     Net cash provided (used) by operating activities               (690,411)   125,382
                                                                  -----------   --------

Cash flows from investing activities:
 Purchase of property and equipment                                 (907,287)   (44,584)
 Sale of property and equipment                                       88,160     112,256
 Acquisition of Golston Company                                         --    (4,851,406)
                                                                 ------------  --------
     Net cash used by investing activities                         (819,127)  (4,783,734)
                                                                 ------------- --------
Cash flows from financing activities:
 Issuance of common stock                                           188,871    1,082,895
 Payments on debt and other liabilities                            (380,408)    (288,211)
 Proceeds from notes payable and long-term debt                     733,804    4,777,500
 Acquisition costs                                                        --      (9,950)
                                                                  -----------   ---------
      Net cash provided by financing activities                      542,267    5,562,234
                                                                  ------------ ----------
Increase (decrease) in cash and cash equivalents                    (967,271)     903,882
Cash and cash equivalents at beginning of period                   1,581,191      130,305
                                                                  ------------- ---------
Cash and cash equivalents at end of period                         $ 613,920   $1,034,187
                                                                  ============== ==========


The accompanying notes are an integral part of the consolidated financial statements.

                          INTEGRATED SECURITY SYSTEMS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                       QUARTERS ENDED MARCH 31, 1998 AND 1997


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

     The accompanying financial statements include the accounts of Integrated Security Systems, Inc. (`ISSI') and all of its subsidiaries (collectively, the `Company'), with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 1997 Annual Report on Form 10-KSB filed September 25, 1997.

NOTE 2 - RECLASSIFICATION

     Certain reclassification of prior year amounts have been made to conform to the current period presentation.

NOTE 3 - WARRANT EXCHANGE

     On April 17, 1998 the Company completed an offer to exchange the Company's previously outstanding redeemable common stock purchase warrants (the `Public Warrants') for new redeemable common stock purchase warrants (the `Exchange Warrants'). Pursuant to the terms of the exchange offer, the Company accepted all Public Warrants tendered of 1,335,005 and issued the comparable number of exchange warrants.

NOTE 4 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting and Standards Board issued the Statement of Financial Accounting Standards No. 128, `Earnings Per Share.' This statement establishes a new methodology for reporting earnings per share for interim financial information and annual financial statements issued with periods ending after December 15, 1997. Accordingly, basic and diluted income
(loss) per share amounts are reported for all periods presented.

     The following table sets forth the basic and diluted net income (loss) per share computation for the periods ending March 31, 1997 and 1998:


                                                           For the Three Months Ended  For the Nine Months Ended
                                                                     March 31,                 March 31,
                                                           --------------------------  -------------------------
                                                              1998           1997          1998        1997
                                                           --------------------------  -------------------------
Net Income (loss)                                          $(934,585)   $   46,305      $(2,128,265) $  205,043
Net Income available to common shareholders                $(934,585)   $   46,305      $(2,128,265)    205,043
                                                           ==========  =============   ============ ============
Basic:
 Weighted average number of common shares outstanding       8,204,386    6,961,398        8,148,285   6,326,630
                                                           ==========  =============   ============ ============
 Net Income (loss) per share                               $   (0.11)   $    0.01        $    (.26)  $    0.03
                                                           ==========  =============   ============ ============
Dilutive:
 Weighted average number of common shares outstanding       8,204,386    6,961,398        8,148,285   6,326,630

 Potential common shares from assumed exercises of dilutive
  stock options, warrants and conversion of preferred stock    69,968    2,244,054          609,384   2,343,675
                                                            ---------  -------------   ------------ ------------

 Weighted average number of common shares and potential
  commmon shares used to calculate diluted net income
  loss per share                                            8,274,354   9,205,452         8,757,669   8,670,305
                                                            ==========  ============   ============  ===========
Net Income (loss) per share                                $   (0.11)    $   0.01       $    (0.24)   $    0.02
                                                           ===========  ============   ============  ===========


     There were 2,474,977 potential common shares which were not included in average weighted shares and potential common shares outstanding at March 31, 1998 because to do so would have been antidilutive.


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

     Effective January 1, 1997, the Company changed its fiscal year end from December 31 to June 30. References to fiscal 1996 refer to the twelve months ended December31, 1996, references to fiscal 1997 refer to the six months ended June 30, 1997, and references to fiscal 1998 refer to the twelve months ending June 30, 1998.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

     SALES. The Company's sales decreased by $1.2 million (34%) to $2.4 million during the quarter ended March 31, 1998 from $3.6 million during the comparable 1997 period. The Company's Security Systems Group experienced a 64% decline in sales compared to the prior year period due primarily to Tri-Coastal Systems, Inc. (`TCSI') client construction delays and decreased sales at the Innovative Security Technologies, Inc. (`IST') subsidiary. Sales at the Company's manufacturing subsidiaries decreased 27% due to decreased sales at B&B Electromatic, Inc. (`B&B').

     For the quarter ended March 31, 1998, approximately 72% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 70% for the same 1997 period.

     COST OF SALES AND GROSS MARGIN. Gross margin as a percent of sales decreased to 35% from 39% for the quarters ended March 31, 1998 and 1997, respectively. The majority of the decrease was due to a less favorable product mix at B&B compared to the prior year period. During the 1997 period, B&B experienced a higher percentage of sales of road and bridge products, which have higher gross margins. The TCSI subsidiary also contributed to the lower gross margin due to the completion of a large job with lower than normal margins.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $1.5 million during the quarter ended March 31, 1998 from $1.2 million during the comparable 1997 period. Most of the increase was attributable to the Company absorbing all of the sales and marketing expenses of IST during the 1998 period.

     RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses increased by approximately $45,000 during the quarter ended March 31, 1998 compared to the comparable 1997 period due to additional development of the Company's Intelli-Site -Registered Trademark- products and increased testing and design of new products at B&B. (These costs were partially offset by the IST partnership during the 1997 period.)

     INTEREST EXPENSE. Interest expense increased by approximately $58,000 during the quarter ended March 31, 1998, compared to the comparable 1997 period due to financing at the Golston subsidiary.

     OTHER. The $19,439 increase in other expenses was almost entirely related to the factoring facility at TCSI.

Nine Months Ended March 31, 1998 Compared to nine Months Ended March 31, 1997.

     SALES. The Company's sales decreased by $340,000 (4%) to $8.1 million during the first nine months of fiscal 1998 from $8.4 million during the comparable 1997 period. The Company's

                                <Page 8 of 12>

Security Systems Group experienced a 33% decline in sales compared to the prior year period. Sales at the Company's manufacturing subsidiaries increased 8.4% with the inclusion of Golston, acquired on December 31, 1996, offset in part by decreased business at B&B.

     For the first nine months of fiscal 1998, approximately 75% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 71% for the same 1997 period.

     COST OF SALES AND GROSS MARGIN. Gross margin as a percent of sales decreased to 39% from 44% for the nine months ended March 31, 1998 and 1997, respectively. The majority of the decrease was due to lower sales and a less favorable product mix at B&B compared to the prior year period. During the 1997 period, B&B experienced a higher percentage of sales of road and bridge products, which have higher gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $4.4 million during the first nine months of fiscal 1998 from $3.1 million during the comparable 1997 period. Most of the increase was attributable to the Company absorbing all of the sales and marketing expenses of IST during the 1998 period. (These costs were partially offset by the IST partnership during the 1997 period) and the inclusion of Golston for the entire nine months of fiscal 1998 versus three months of fiscal 1997.

     RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses increased by approximately $120,000 during the first nine months of fiscal 1998 compared to the comparable 1997 period due to additional development of the Company's Intelli-Site products and increased testing and design of new products at B&B (these costs were partially offset by the partnership during the 1997 period.)

     GAIN ON SALE OF ASSETS. The Company recorded a $37,000 gain on the sale of assets during the first nine months of fiscal 1998, principally from the sale of assets at Golston.

     OTHER. The $22,000 increase in other expenses was almost entirely related to the factoring facility at TCSI established during fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position decreased by $967,271 during the first nine months of fiscal 1998, using $690,411 for operations during the period and $819,127 for purchasing property and equipment as compared to $125,382 generated from operations and $67,672 generated from property and equipment in the 1997 period.

During the first nine months of fiscal 1998, the Company financed its operations from cash generated from operations and through the exercise of outstanding warrants to purchase the Company's common stock. The Company also received $733,804 in proceeds from long-term debt used for capital expenditures at Golston and made payments of $380,408 on debt and other liabilities.

     Historically, the Company's manufacturing subsidiaries have generated positive cash flow from operations. This positive cash flow, in conjunction with the existing financing facilities should position the Company to cover its working capital needs for all subsidiaries except IST. Development of distribution channels for Intelli-Site will continue, with a significant portion of future investments being utilized to launch Intelli-Site through the PSA Security Network. Training and pre-sales support of the PSA channel and other channels will require sizable expenditures by the Company in time and dollars before significant revenues are realized. To finance these activities, the Company anticipates that it will need to raise additional funds through debt, equity or the divestiture of certain assets or a combination of such.

The Company is currently in violation of certain debt covenants relating to the convertible debentures issued in December 1996. The Company anticipates these violations will be remedied, or a waiver issued by the lender, before the end of the Company's fiscal year.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     None.

                                     SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Integrated Security Systems, Inc.
                                        ----------------------------------
                                                 (Registrant)



Date:   May 12, 1998                    /s/ GERALD K. BECKMANN
        --------------                 ------------------------------------

                                           Gerald K. Beckmann
                                        Director, Chairman of the
                                               Board,
                                          President and Chief
                                           Executive Officer
