Form 10KSB
period 1998-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 1998-10-13
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 (Fee Paid).
/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (No Fee Required).

                       For Fiscal Year Ended June 30, 1998
                         Commission File Number: 1-11900


                        INTEGRATED SECURITY SYSTEMS, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

        Delaware                                         75-2422983
    ----------------                              ------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


       8200 SPRINGWOOD DRIVE, SUITE 230, IRVING, TEXAS 75063 (972) 444-8280 (Address including zip code, area code and telephone number of Registrant's executive offices.)


Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                Name of Each Exchange on Which Registered
-------------------                                -----------------------------------------
Common stock, $.01 par value                       Boston Stock Exchange
                                                   Nasdaq

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year:  $11,092,307

As of September 23, 1998, 8,475,808 shares of the Registrant's common stock were outstanding and 1,450,000 warrants were outstanding.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: as of September 23, 1998, $7,950,308. This amount was computed by reference to the average close price of Registrant's common stock.

                               TABLE OF CONTENTS


Item No.                                                                                                           Page
-------                                                                                                            ----
                                                          Part I
                                                          ------
1.     Description of Business                                                                                     3-6

2.     Description of Properties                                                                                   6-7

3.     Legal Proceedings                                                                                           7


                                                          Part II
                                                          -------
5.     Market for Company's Common Equity and Related Stockholder Matters                                          7-9

6.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                                                   9-14

7.     Financial Statements                                                                                        15-40

8.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                                                                    41


                                                          Part III
                                                          --------
9.     Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act                                                           41

10.    Executive Compensation                                                                                      41

11.    Security Ownership of Certain Beneficial Owners and Management                                              41

12.    Certain Relationships and Related Transactions                                                              41


                                                          Part IV
                                                          -------
13.    Exhibits, Lists and Reports on Form 8-K                                                                     41-46

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

Integrated Security Systems, Inc. ('ISSI' or the 'Company') designs, develops, manufactures, sells and services commercial and industrial security and traffic control products including warning gates, crash barriers, lane changers, navigational and airport lighting, and electronically-controlled security gates. The Company manufactures pneumatic tube carriers for financial and healthcare transport systems and fabricates modular buildings for financial institutions. The Company also develops and markets 'intelligent' or programmable security systems that integrate multiple security devices and subsystems for governmental, commercial and industrial facilities. Applications for these systems include perimeter security for airports, access control for commercial office buildings, and video surveillance for warehouses. By integrating different commercially available security products such as automatic gates, access control panels, video cameras, switchers, recorders, and badge identification systems, the Company provides turnkey security solutions that perform automated user-defined security functions.

At present, a customer with multiple security needs such as perimeter security, access control or video surveillance typically must design, develop and integrate each security function internally or utilize several outside vendors. By combining multiple security functions into an integrated system or network, the Company allows customers to reduce costs and human error while increasing the level of security for asset protection and personnel safety. The Company also has exclusive licenses for certain video and electronic funds transfer ('EFT') technologies. The licensed video technology can be used in CCTV security applications and the licensed EFT software can be used in systems which integrate, for example, parking garages and retail operations.

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

Effective January 1, 1997, the Company changed its fiscal year end from December 31 to June 30. References to fiscal years 1996 and earlier refer to the twelve months ended December 31 of such year. References to fiscal 1997 refer to the six month transition period ended June 30, 1997. References to fiscal 1998 refer to the twelve months ended June 30, 1998.

CORE BUSINESS PRODUCTS

ROAD AND BRIDGE:  B&B ELECTROMATIC, INC. ('B&B')

B&B, the Company's manufacturing subsidiary, in operation since 1925, designs, manufactures and markets warning gates, crash barriers (anti-terrorist or traffic control), lane changers, navigational lighting, airport lighting and perimeter security gates and operators. Road and bridge products are usually custom-designed and are sold through B&B's direct sales channel. Custom contracts have a wide range of value from $5,000 to over $500,000 with contract fulfillment ranging from several months to one or more years.

B&B plans to continue to leverage its long-term reputation of high quality designs and its broad network of architectural firms that prefer and specify B&B products on new projects into increased revenues during the rebuilding of the federal and state road and bridge infrastructures. In addition, the Company will continue to incorporate B&B's road and bridge reputation into its more recently established perimeter security core business.

PERIMETER SECURITY:  B&B ELECTROMATIC, INC. ('B&B')

B&B manufactures hydraulic gate operators and aluminum gate panels which it sells to distributors and directly to national accounts. Gate panels are movable portions of an enclosure used for pedestrian and vehicular site access and egress. Gate operators are automated mechanisms designed to open and close gate panels under electronic control. B&B perimeter security orders range from $1,000 to $12,000 with delivery times ranging from less than a week to several weeks depending upon whether the order is for standard products or requires custom design work. Perimeter security products are also integrated into Intelli-Site systems and resold as a subsystem by Innovative Security Technologies, Inc. ('IST') to its clients.

RAILROAD:  B&B ELECTROMATIC, INC. ('B&B')

B&B manufactures railroad crossing safety barriers and warning gates. The warning gates are similar to those commonly seen at railroad grade crossings. The model VT-6802 safety barrier is a recently developed and tested product. It is a moveable positive-resistance barrier gate which eliminates collisions at highway-railroad crossings by preventing intrusions onto the railroad right-of-way. The premiere installation of the new safety barrier is scheduled for completion in early November 1998 at a Wisconsin and Southern Railroad Company grade crossing in Madison, Wisconsin.

ELECTRONIC SECURITY SYSTEMS:  TRI-COASTAL SYSTEMS, INC. ('TCSI')

TCSI designs, sells, installs and services electronic security systems primarily for commercial and industrial buildings using standard 'off-the-shelf' subsystems from various manufacturers. TCSI will often provide the subsystem components for an IST integrated system sale. In addition, TCSI provides maintenance services and monitoring services for both its own and IST's end users.

INTEGRATED SYSTEMS:  INNOVATIVE SECURITY TECHNOLOGIES, INC. ('IST')

IST designs, develops and markets fully integrated turnkey facility management systems. IST continues to expand its sales activities to include leveraged channel distribution as well as its own direct sales force. IST's strategy is to exploit industry outsourcing trends by promoting sales of its proprietary Intelli-Site integrated turnkey system to end users through multiple distribution channels.

In 1993, IST began developing and testing a proprietary hardware and software product called Intelli-Site, a user-defined, PC-based systems integration platform. The two industry-unique features of Intelli-Site are its ability to integrate any vendor's security devices or subsystem (vendor independency) and its ability to have the system's automated functionality be defined by the end user at any time, within minutes, without programming (dynamic functionality). The Company knows of no other product within its industry with these features.

Intelli-Site is a standard product that competes against custom-designed systems. Since Intelli-Site is a standard product, it offers a significant price advantage over custom-developed systems by eliminating software development costs and reducing the time to delivery. Costs for custom-designed systems may be $500,000 and can run as high as $10 million or more. Intelli-Site systems cost much less than a custom-designed system with approximately the same level of integration. However, custom system functions cannot be changed by the user without paying for, and waiting for, another custom development cycle. Intelli-Site systems, depending on the configuration and number of integrated devices, can be sold for as little as $50,000 to over $1 million and are user definable. The Company believes that 137,000 U.S. companies have budgeted between $50,000 and $600,000 for security purposes. Intelli-Site, because of the price discontinuity between standard products and custom products, can penetrate these companies with little or no competition from custom-design system integrators.

On October 2, 1998, Innovative Security Technologies, Inc. was renamed Intelli-Site, Inc.

PNEUMATIC CARRIERS:  GOLSTON COMPANY, INC. ('GCI')

GCI's primary business is the design, manufacture and marketing of pneumatic tube carriers for use in financial institutions and hospitals through its plastic injection molding operations.

GCI also manufactures and markets modular buildings for financial institutions for use during new branch construction or existing facility remodeling.

WARRANTY

The Company has two-year and five-year warranties on products it manufactures. The Company provides for replacement of components and products that contain manufacturing defects. When the Company uses other manufacturer's components, the warranties of the other manufacturers are passed to the dealers and end users. To date, the servicing and replacement of defective components and products have not been material.

BACKLOG

The Company's backlog, calculated as the aggregate sales prices of firm orders received from customers less revenue recognized, was approximately $2.6 million at September 30, 1998. The Company expects that the majority of this backlog will be filled during fiscal 1999 and the first quarter of fiscal 2000.

INTELLECTUAL PROPERTY

On March 16, 1993, the Company entered into an agreement with COMTRAC Corporation ('CTC') that granted the Company a non-exclusive, worldwide, irrevocable, paid-up license to use CTC's proprietary transaction processing systems, applications and communications software and related hardware for use in security-related systems and systems integrating security and EFT functions, all of which are components of the Intelli-Site integration platform. The license was exclusive until March 16, 1996. The Company paid $250,000 for this license.

Also on March 16, 1993, the Company entered into an agreement with DesignTech, Inc. ('DTI') that granted the Company a non-exclusive, worldwide license to use DTI's proprietary interactive Digital Video Interface system technology for security-related functions, which may constitute a part of the Intelli-Site system platform. Under the agreement, for a period of five years, the Company was to pay DTI a royalty of 1% of the Company's total gross revenues derived from products using the licensed technology. The royalty was to decline to 0.25% for cumulative gross revenues exceeding $20,000,000. No royalties were paid under this agreement that terminated March 16, 1998.

PRODUCT DESIGN AND DEVELOPMENT

There are currently two employees of the Company and one contracted consultant dedicated to research, development and product engineering. During fiscal 1996, 1997 and 1998, the Company spent approximately $152,239, $34,138 and $246,443 respectively, on research and development, primarily related to the development of Intelli-Site.

COMPETITION

Many large system integration consultants and engineering firms compete directly with the Company for large security contracts. Large, complex projects usually receive bids for a standard product system, the design of a custom system, or multiple side-by-side systems, to meet their requirements. System integrators bid these design contracts not only for the design effort but also to place themselves in a most favored position to become the prime contractor during the implementation phase. During the design phase, system integrators survey the market for components of the specified system and define how they can be integrated together. Finally, if awarded the implementation phase, the system integrator acts as a prime contractor and subcontracts the component suppliers, and supervises the integration.

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

EMPLOYEES

As of June 30, 1998, the Company employed 106 people, all in full-time positions. None of the Company's employees are subject to collective bargaining agreements. The Company believes that relations with its employees are good.

ITEM 2.       DESCRIPTION OF PROPERTIES

B&B owns its manufacturing and office facility in Norwood, Louisiana. This facility consists of approximately 26,000 square feet of manufacturing and office space on five acres of land. GCI owns its manufacturing and office facility in Sanger, Texas. This facility consists of approximately 36,000 square feet of manufacturing and office space on 6.4 acres of land. The Company occupies 13,038 square feet of office and warehouse space in Irving, Texas, under a lease expiring on December 31, 2000, with monthly rent of $9,561, plus the costs of utilities, property taxes, insurance, repair/maintenance expenses and common area utilities.

The Company believes that the properties, equipment, fixtures and other assets of the Company located within the Company's facilities are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreements described above are not renewed, and that its existing facilities are adequate to meet current requirements.

ITEM 3.       LEGAL PROCEEDINGS

GCI, a wholly owned subsidiary of the Company, is a party to a lawsuit filed in the 211th Judicial District Court of Denton County, Texas on September 13, 1996, entitled S. WEBB GOLSTON AND GOLSTON COMPANY V. EVELYN SHAW, CAUSE NO. 96-30642-211. In this suit, a former employee of GCI has alleged sexual harassment, sexual discrimination, wrongful discharge, and intentional infliction of emotional distress, breach of contract, and violations of the Equal Pay Act against GCI and the former owner of GCI. Plaintiff sought unspecified actual and punitive damages. The alleged events giving rise to these claims occurred prior to the Company's acquisition of GCI on December 31, 1996. Under the acquisition agreement, the former owner agreed to indemnify GCI against any damages that GCI may incur as a result of these claims. Pursuant to the terms of the acquisition agreement, the former owner has elected to undertake the defense of these claims and has retained counsel to defend both himself and GCI. GCI has retained separate counsel in this matter to oversee prosecution of the defense of the claims. In September 1998, summary judgement was granted for defendants with regard to the sexual harassment, intentional infliction of emotional distress, and breach of contract claims. As a result, all potential claims for punitive damages have been dismissed. To date, no information has become available that causes the Company to believe there is any potential liability which is not fully covered by the indemnification agreement with the former owner.


                                     PART II

ITEM 5.       MARKET FOR COMPANY'S COMMON STOCK

The Company's Common Stock is traded on the Automated Quotation System of the National Association of Securities Dealers, Inc. ('Nasdaq') under the symbol 'IZZI' and on the Boston Stock Exchange under the symbol 'ISI.' As of June 30, 1998, there were 8,475,808 shares of Common Stock outstanding and 1,450,000 warrants outstanding entitling holders to purchase 3,842,500 shares of Common Stock. The shares of Common Stock are held of record by approximately 87 holders and the warrants are held of record by approximately 50 holders. The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock on the Nasdaq Small Cap Market. Trading prices for the Common Stock on the Boston Stock Exchange are substantially similar to the prices set forth below for the Nasdaq Small Cap Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in the Company's securities may at times be relatively illiquid due to low volume.

                                  Common Stock

                                                                     $ High             $ Low
                                                                     ------             -----
Fiscal 1998
                           First Quarter                             3                  1 1/4
                           Second Quarter                            2 1/4              1
                           Third Quarter                             1 5/16             19/32
                           Fourth Quarter                            1 25/32            9/16
Fiscal 1997
                           First Quarter                             3 1/2              1 3/16
                           Second Quarter                            2 3/16             1 1/4
Fiscal 1996
                           First Quarter                             2 13/16            5/8
                           Second Quarter                            5 7/8              2 1/16
                           Third Quarter                             3 1/2              1 13/16
                           Fourth Quarter                            3 5/8              2 3/8

On October 1, 1998, the last reported sales prices for the Common Stock as reported on the Nasdaq Small Cap Market was $.94.

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


                                                                                                         UNDERWRITING
                     TITLE AND AMOUNT OF                                         CONSIDERATION           DISCOUNTS OR
DATE SOLD            SECURITIES                        PURCHASER                 RECEIVED                COMMISSIONS PAID
---------            -------------------               ---------                 -------------           -----------
September-November   Promissory Notes and warrants     Accredited bridge         An aggregate of
1994                 to purchase 211,800 shares of     financial investors       $1,059,000
                     Common Stock

October 1995-        Warrants to purchase 105,677      A group of 9 investors    Extension of loan
March 1996           shares of Common Stock                                      terms

December 1995        45,000 shares of Common Stock     Managerial Resources,     Financial advisory
                     and warrants to purchase 28,000   Inc. and Steffany Lea     services
                     shares of Common Stock            Martin

January 1996         34,168 Series B Convertible       A group of 11             Conversion of an
                     Preferred Stock and warrants to   accredited investors      aggregate of $683,000
                     purchase 136,669 shares of        primarily consisting of   owed by the Company
                     Common Stock                      officers and directors

January 1996         Warrants to purchase 13,201       Philip R. Thomas          Consulting services
                     shares of Common Stock

March 1996           Warrants to purchase 326,000      Bathgate McColley         Investment banking
                     shares of Common Stock            Capital Group LLC         fees

March 1996           Warrant to purchase 100,000       ComVest Partners          Placement Agent fee
                     shares of Common Stock

March 1996           15,000 shares of Common Stock     Louis A. Davis            Shares of TCSI

March 1996           15,000 shares of Common Stock     Henry E. McGuffee         Shares of TCSI

March 1996           15,000 shares of Common Stock     Michael A. Richmond       Shares of TCSI

March 1996           800,000 Shares of Common Stock    Seabeach & Co.            $800,000                $40,000
                     and warrants to purchase
                     320,000 shares of Common Stock

March-May 1996       47,968 Series A Convertible       A group of 38             $640,000                $78,000
                     Preferred Stock and warrants to   accredited investors
                     purchase 381,344 shares of
                     Common Stock

June 1996            12,500 Series C Convertible       A group of 5 investors    $250,000
                     Preferred Stock and warrants to   including an officer
                     purchase 187,500 shares of        and director
                     Common Stock

July-September 1996  Warrant to purchase 70,000        I.S.T. Partners, Ltd.     R&D Partnership
                     shares of Common Stock

December 31, 1996    Convertible Debentures (9%)       Renaissance Capital Fund  $4,600,000

December 31, 1996    600,000 shares of Common Stock    ProFutures Special        $600,000                $60,000
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On December 31, 1996, the Company acquired all the outstanding stock of GCI. GCI's primary business is the design, manufacture and marketing of pneumatic tube carriers for use in financial institutions and hospitals. In addition, GCI fabricates modular buildings for financial institutions. The purchase price was approximately $4.8 million in a combination of cash and seller notes, and the assumption of an additional $650,000 in existing debt. The real estate and facilities occupied by GCI were also acquired for an additional $1.5 million in cash. The Company funded this acquisition through the private placement of $4.6 million of convertible debentures to Renaissance Capital Group, a private investment fund. During fiscal 1997, the Company recorded additional acquisition costs and non-compete agreements of $691,745. In October 1998, the Company sold the modular building portion of this business for $2.8 million, comprised of cash and $680,000 in notes. A portion of the cash proceeds will be used to retire debt.

Effective January 1, 1997, the Company changed its fiscal year end from December 31 to June 30. References to fiscal years 1996 and earlier refer to the twelve months ended December 31 of such year. References to fiscal 1997 refer to the six month transition period ended June 30, 1997. References to fiscal 1998 refer to the twelve months ended June 30, 1998.

The Company's executive offices are located at 8200 Springwood Drive, Suite 230, Irving, Texas 75063. The Company's telephone number is (972) 444-8280. The Company is a Delaware corporation.

GOING CONCERN MATTERS

The Company has suffered recurring losses from operations and its dependence on obtaining financing or additional equity capital raises substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustment that might result from the outcome of this uncertainty.

Historically the Company's manufacturing subsidiaries have generated positive returns. During fiscal 1998, one of the manufacturing facilities experienced a business downturn, resulting in a loss for fiscal 1998 that is not expected to be repeated in future periods. The Company anticipates that it will continue to experience losses from the launching of the Intelli-Site product, but these losses should begin to lessen as revenues are recognized from sales.

R&D PARTNERSHIP

Effective September 1, 1996, the Company entered into an agreement with I.S.T. Partners, Ltd., an unaffiliated limited partnership, whereby the Partnership funded the sales, engineering and order fulfillment expenses of IST to the extent of available funds. In exchange, the Partnership will receive, as compensation from IST, 85% of the revenue generated from IST's Intelli-Site sales until the Partnership has achieved at least a 150% return on its investment. After such time, the Partnership will dissolve. The Company retains full ownership of Intelli-Site during the agreement period and retains responsibility for managing IST's business activities, including customer relationships. As of June 30, 1998, the Partnership had not received any return on its investment. Also, during the year ended December 31, 1996, the Company received $250,000 from the Partnership related to the Partnership's purchase of sales leads and prospects.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1996

SALES. The Company's sales increased by $2 million (23%) from $9 million during the twelve months ended December 31, 1996 to $11 million during the twelve months ended June 30, 1998. The increase was primarily attributable to the inclusion of GCI, acquired on December 31, 1996, for the twelve months ended June 30, 1998, with no equivalent revenue during the comparable 1996 period. Also contributing to the increase were sales at TCSI and IST during the twelve months ended June 30, 1998, resulting from contracts and increased business.

For the twelve months ended June 30, 1998, approximately 83% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 78% for the comparable twelve month period during 1996.

COST OF SALES AND GROSS MARGIN. Gross margin as a percent of sales decreased to 39% from 43% for the twelve months ended June 30, 1998 and December 31, 1996, respectively. The majority of the decrease was due to a less favorable product mix at B&B compared to the 1996 year. The TCSI subsidiary also contributed to the lower gross margin due to the completion of a large job with lower than normal margins.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $6.4 million during the twelve months ended June 30, 1998 from $3.8 million during the comparable 1996 period. The increase was attributable to the Company absorbing all of the sales and marketing expenses of IST during the 1998 period and the inclusion of GCI expenses during the twelve months ended June 30, 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses increased from $152,239 in fiscal 1996 to $246,433 in fiscal 1998. This increase was due to additional development of the Company's Intelli-Site products and increased testing and design of new products at B&B.

INTEREST EXPENSE. Interest expense increased to $863,768 during the twelve months ended June 30, 1998 from $260,471 during the comparable 1996 period due to the financing related to the acquisition of GCI and the addition of a revolving credit facility put into place at GCI.

GAIN ON SALE OF ASSETS. The Company recorded a $20,677 gain on the sale of assets during the twelve months ended June 30, 1998, primarily from the sale of modular buildings at GCI.

INCOME TAXES. In assessing the likelihood of realization of the deferred tax asset, the Company primarily considered an anticipated trend toward Company operating results of profitability. The Company anticipates that its move to profitability will be dependent on its success in three areas: (i) sales continued increases in sales at all subsidiaries plus a positive response to the Intelli-Site and railroad products; (ii) profit margins - continued focus on increasing margins at IST, while maintaining the current margins at B&B and GCI; and (iii) cost control - continued cost control at all subsidiaries. The Company also anticipates a gain on the October, 1998 sale of a business unit of GCI (MPA Systems). This, coupled with the current growth of the security industry, were considered positive factors in this assessment. Since the net operating loss carry forward does not begin to expire until 2007, the Company anticipates that all recognized carry forward benefits will be fully utilized before this expiration date arrives. As there are no significant temporary differences in the Company's tax calculation, realization will be primarily achieved by profitability.

Notwithstanding the above positive factors, the Company has adopted a conservative posture by providing a valuation reserve of 94% of the deferred tax asset as of June 30, 1998. Further recognition of the asset will be dependent on the Company attaining profitability targets that have been established. The realizability of the net deferred tax asset has been (and will continue to be) reviewed on a quarterly basis.

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

RESEARCH AND DEVELOPMENT. Research and development expenses decreased from $108,611 in fiscal 1996 to $34,138 in fiscal 1997. This decrease was due primarily to the completion of the initial development of Intelli-Site.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased by $1,270,074 during the fiscal year ended June 30, 1998. The Company used $1,531,971 of cash for operations during this period. Also, during the fiscal year ended June 30, 1998, the Company financed its continuing operations from long-term borrowings of $1,423,197, warrant exercises of $248,775 and operations. The Company used $494,519 to pay principal on indebtedness.

Historically, the Company's manufacturing subsidiaries have generated positive cash flow from operations. This positive cash flow, in conjunction with the existing financing facilities, should position the Company to cover its working capital needs for all subsidiaries except IST. Development of distribution channels for Intelli-Site will continue, with a significant portion of future investments being utilized to launch Intelli-Site through the PSA Security Network. PSA, formed in 1974, is a member-owned cooperative of independent security and communications systems integrators and dealers, with over 114 member companies throughout the United States, Canada, Mexico, Latin America and England, that design, install and service electronic security systems and products. PSA members provide products from over 200 manufacturers, selecting the equipment that best meets a specific client's needs. PSA's products and services are marketed by over 475 salesmen, supported by over 1,200 technicians, from over 175 office locations. Training and pre-sales support of the PSA channel and other channels will require sizable expenditures by the Company in time and dollars before significant revenues are realized. To finance these activities, the Company anticipates that it will need to raise additional funds in the upcoming fiscal year through debt, equity or the divestiture of certain assets or a combination of such.

CAPITAL EXPENDITURES

During the year ended June 30, 1998, the Company acquired $1,004,459 of property and equipment from long-term borrowings and operations and received proceeds of $88,903 from the sale of property during the period. The Company does not anticipate any significant capital expenditures during fiscal 1999.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

SEASONALITY

Historically the Company has experienced seasonality in its business due to fluctuations in the weather. The Company typically experiences a decline in sales and operating results during the quarter ended March 31 due to winter weather conditions.

ENVIRONMENTAL MATTERS

The Company believes that it is currently in compliance with all applicable environmental regulations. Compliance with these regulations has not had, and is not anticipated to have, any material impact upon the Company's capital expenditures, earnings or competitive position.

YEAR 2000

The Year 2000 issue concerns the ability of computer software programs, including the logic contained within embedded chips, to correctly identify and process date-sensitive calculations across and beyond the Year 2000 dateline. This concern is largely a result of programming practices that use a two-digit field to represent the year without other program logic to identify the century. Accordingly, such software may process a year field of '00' as the year 1900 instead of the year 2000. If not identified and replaced or corrected, systems using such software, including systems used by the Company's major customers and supplies, could fail or produce erroneous results such that materially adverse financial results and/or results of operations could occur.

The Company believes the products and systems it manufactures to be unaffected by the Year 2000 issue. The Company currently utilizes third-party equipment and software that may be affected by the Year 2000 issue and has begun to assess and address its critical business information and production system regarding the Year 2000 issue for both Information Technology ('IT') and non-IT systems. For IT systems, the Company is continuing the normal replacement of its financial business systems which it expects to complete by June 30, 1999. The replacement projects were scheduled without regard to Year 2000 concerns, but will also address the Year 2000 issue. The implementation of the new business systems, through planned normal business upgrades, is not expected to have a material impact on the Company's financial statements arising from the Year 2000 issue. Based upon the information currently available from the Company's assessment of non-IT systems, the Company does not believe that the costs associated with these Year 2000 activities will have a material adverse effect on the Company's consolidated results of operations or financial position. Internal and external costs specifically associated with Year 2000 issues will be charged to expense as incurred. All such costs are, and will be, funded through cash flows from operations.

The Company plans to contact its critical suppliers, major customers and governmental agencies to assess their status for Year 2000 readiness. The ability of such third parties to effectively address Year 2000 issues is outside of the Company's control, and there can be no assurance that the failure of any third party with which the Company transacts business to adequately address the Year 2000 issue will not have a material adverse effect on the Company's financial results and/or results of operation.

The Company is in the process of developing contingency plans to allow continuation of mission-critical business processes to moderate the impact of any Year 2000 issues not adequately addressed by the Company or any material third-party to the Company. These efforts, when completed, are expected to allow the Company to define the most reasonably likely worst case scenario, currently uncertain, resulting from Year 2000 issues.

Although the Company does not expect Year 2000 issues to have a material impact on its financial results or operations, there can be no assurance that there will be no disruptions or that the Company will not incur significant costs to avoid such disruptions.

This information contains certain forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, the following: operations may not improve as projected, new products may not be accepted by the marketplace as anticipated, or new products may take longer to develop than anticipated.

               INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                              Page
                                                                                                              ----
ITEM 7.       FINANCIAL STATEMENTS

Report of Independent Accountants                                                                             16

Consolidated Balance Sheets as of June 30, 1998 and 1997                                                      17

Consolidated Statements of Operations for the years ended June 30, 1998 and
December 31, 1996 and for the six months ended June 30, 1997
and 1996                                                                                                      18

Consolidated Statements of Stockholders' Equity for the years ended June 30,
1998 and December 31, 1996 and for the six months ended
June 30, 1997                                                                                                 19

Consolidated Statements of Cash Flows for the year ended June 30, 1998
and December 31, 1996 and for the six months ended June 30, 1997                                              20

Notes to Consolidated Financial Statements                                                                    21-40


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the Stockholders of Integrated Security Systems, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Integrated Security Systems, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for the twelve months ended June 30, 1998 and December 31, 1996 and the six months ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and the Company's dependence on obtaining debt financing or additional equity capital raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
August 26, 1998, except as to Notes 6 and 14 which are as of October 12, 1998

                        INTEGRATED SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,
                                                                                                 --------
                                                                                          1998              1997
                                                                                          ----              ----
                  ASSETS

Current assets:
     Cash and cash equivalents                                                         $  311,117       $ 1,581,191
     Accounts receivable, net of allowance for
     doubtful accounts of $45,159, and $54,733, respectively                            2,204,005         2,457,596
     Inventories                                                                          926,442           867,898
     Restricted cash                                                                      107,039            54,928
     Other current assets                                                                 192,987           312,234
                                                                                       ----------       -----------
         Total current assets                                                           3,741,590         5,273,847

     Property and equipment, net                                                        5,610,622         5,278,689
     Intangible assets, net                                                             2,055,117         2,283,970
     Capitalized software development costs, net                                          318,453           493,350
     Deferred income taxes                                                                205,384           205,384
     Other assets                                                                          19,642            18,295
                                                                                      -----------       -----------
         Total assets                                                                 $11,950,808       $13,553,535
                                                                                      ===========       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 $ 1,002,375       $   690,712
     Accrued liabilities                                                                  675,616           672,340
     Deferred revenue                                                                     159,945           116,028
     Current portion of long-term debt and other liabilities                            1,564,617           495,737
                                                                                      -----------       -----------
         Total current liabilities                                                      3,402,553         1,974,817

Long-term debt and other liabilities                                                    7,490,753         7,630,956

Commitments and contingencies                                                                  --                --

Stockholders' equity:
     Convertible preferred stock, $.01 par value, 750,000 shares authorized;
     10,250 and 17,250 shares, respectively, issued and outstanding
     (liquidation preference of $205,000)                                                     102               172
     Common stock, $.01 par value, 30,000,000 shares authorized;
     8,525,808 and 7,955,212 shares, respectively, issued; and
     8,475,808 and 7,905,212 shares, respectively, outstanding                             85,258            79,552
     Additional paid in capital                                                        10,822,802        10,523,546
     Accumulated deficit                                                               (9,731,910)       (6,536,758)
     Treasury stock, 50,000 shares                                                       (118,750)         (118,750)
                                                                                      -----------       -----------
     Total stockholders' equity                                                         1,057,502         3,947,762
                                                                                      -----------       -----------
         Total liabilities and stockholders' equity                                   $11,950,808       $13,553,535
                                                                                      ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          For the Six Months Ended
                                                         For the Year Ended                       June 30,
                                                         ------------------            ------------------------------
                                                June 30, 1998     December 31, 1996         1997            1996
                                                -------------     -----------------    ------------      ------------
                                                                                                         (Unaudited)

Sales                                              $ 11,092,307      $  9,054,145      $  6,470,842      $  4,225,419
Cost of sales                                         6,765,462         5,184,321         3,772,714         2,617,433
                                                   ------------      ------------      ------------      ------------
Gross margin                                          4,326,845         3,869,824         2,698,128         1,607,986

Operating expenses:
   Selling, general and administrative                6,407,039         3,776,798         2,643,134         1,809,271
   Research and product development                     246,433           152,239            34,138           108,611
                                                   ------------      ------------      ------------      ------------

                                                      6,653,472         3,929,037         2,677,272         1,917,882
                                                   ------------      ------------      ------------      ------------
Income (loss) from operations                        (2,326,627)          (59,213)           20,856          (309,896)

   Other income (expense):
   Interest income                                       35,321             7,748            15,900             5,805
   Interest expense                                    (863,768)         (260,471)         (389,540)         (174,215)
   Gain on sale of assets                                20,677                --            23,408                --
   Other                                                (54,113)              389             6,132             5,686
                                                   ------------      ------------      ------------      ------------
Loss from continuing operations                      (3,188,510)         (311,547)         (323,244)         (472,620)

(Provision) benefit for income taxes                     (6,642)           11,991            (7,013)           14,326
                                                   ------------      ------------      ------------      ------------
Loss from continuing operations                      (3,195,152)         (299,556)         (330,257)         (458,294)

Discontinued operations:
   Loss from discontinued operations                         --                --                --                --
   Gain on disposal of discontinued operations               --            22,789                --            22,789
                                                   ------------      ------------      ------------      ------------
Income from discontinued operations                          --            22,789                --            22,789
                                                   ------------      ------------      ------------      ------------
Net loss                                           $ (3,195,152)     $   (276,767)     $   (330,257)     $   (435,505)
                                                   ============      ============      ============      ============
Weighted average common shares outstanding            8,197,392         5,122,878         7,188,764         7,615,087
                                                   ------------      ------------      ------------      ------------
Basic and diluted net loss per share:
   Continuing operations                           $      (0.39)     $      (0.05)     $      (0.05)     $      (0.06)
                                                   ============      ============      ============      ============
   Discontinued operations                                   --                --                --                --
                                                   ============      ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Convertible                                           Additional
                         Preferred Stock                Common Stock              Paid In          Accumulated         Treasury
                       Shares        Amount         Shares         Amount         Capital           Deficit            Stock
                   ------------   ------------   ------------   ------------     ------------      ------------      ------------
Balance at
December 31, 1995        34,166   $        342      3,730,738   $     37,307     $  7,191,575      $ (5,929,734)     $   (118,750)
Preferred stock
issuance                 60,168            601                                      1,050,169
Preferred stock
conversion              (35,166)          (352)     1,039,919         10,399          (10,047)
Warrant issuance                                                                       82,471
Warrant exercise                                      599,230          5,992          513,497
Common stock
issuance                                            1,588,955         15,890        1,554,550
Net loss                                                                                               (276,767)
                   ------------   ------------   ------------   ------------     ------------      ------------      ------------
Balance at
December 31, 1996        59,168   $        591      6,958,842   $     69,588     $ 10,382,215      $ (6,206,501)     $   (118,750)
Preferred stock
conversion              (41,918)          (419)       928,370          9,284           (8,864)
Warrant issuance                                                                       80,000
Warrant exercise                                       68,000            680           70,195
Net loss                                                                                               (330,257)
                   ------------   ------------   ------------   ------------     ------------      ------------      ------------
Balance at
June 30, 1997            17,250   $        172      7,955,212   $     79,552     $ 10,523,546      $ (6,536,758)     $   (118,750)
Preferred stock
conversion               (7,000)           (70)       175,000          1,750           (1,680)
Warrant issuance                                                                       13,333
Warrant exercise                                      367,263          3,672          245,103
Common stock
issuance                                               28,333            284           42,500
Net loss                                                                                             (3,195,152)
                   ------------   ------------   ------------   ------------     ------------      ------------      ------------
Balance at
June 30, 1998            10,250   $        102      8,525,808   $     85,258     $ 10,822,802      $ (9,731,910)     $   (118,750)
                   ============   ============   ============   ============     ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                                     INTEGRATED SECURITY SYSTEMS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Year      For the Six Months    For the Year
                                                                 Ended            Ended                 Ended
                                                               June 30,         June 30,             December 31,
                                                             ------------     ---------------   -----------------
                                                                1998               1997                1996
                                                             ------------     ---------------   -----------------
Cash flows from operating activities:
Net loss                                                     $ (3,195,152)     $  (330,257)     $  (276,767)
Adjustments to reconcile net loss to net cash (used)
 provided by operating activities:
   Depreciation                                                   599,370          277,476          189,042
   Amortization                                                   399,640          206,360          358,295
   Bad debt expense                                                15,801               --           18,976
   Provision for warranty reserve                                 184,785           69,300          188,344
   Provision for inventory reserve                                 22,681               --            4,601
   Deferred revenue                                                43,917          (93,268)          56,348
   Gain on sale of assets                                         (20,919)         (23,408)              --
   Other non-cash expenses (income)                                23,397          163,610         (173,281)
   Net change in assets and liabilities from
   discontinued operations                                             --          (29,821)        (184,100)
   Changes in operating assets and liabilities, net
   of effects from acquisition of Golston Company, Inc.:
     Accounts receivable                                          237,790          153,567         (543,992)
     Inventories                                                  (81,224)         214,586           81,006
     Restricted cash                                              (52,111)         (46,696)         149,619
     Other assets                                                 117,900         (189,744)        (109,045)
     Accounts payable                                             311,663         (190,509)        (344,141)
     Accrued liabilities                                         (139,509)        (276,391)        (605,766)
                                                             ------------      -----------      -----------
       Net cash used by operating activities                   (1,531,971)         (95,195)      (1,190,861)
                                                             ------------      -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                          (1,004,459)        (149,549)         (96,983)
   Sale of property and equipment                                  88,903          135,953            5,000
   Intangible assets                                                   --               --          (71,951)
   Acquisition of Golston Company, Inc.                                --               --       (4,851,406)
                                                             ------------      -----------      -----------
     Net cash used by investing activities                       (915,556)         (13,596)      (5,015,340)
                                                             ------------      -----------      -----------

Cash flows from financing activities:
   Issuance of convertible preferred stock, net                        --               --          687,406
   Issuance of common stock and warrant exercises, net            248,775           70,875        1,863,487
   Payments of debt and other liabilities                        (494,519)        (193,277)      (1,459,051)
   Proceeds from debt and other liabilities                     1,423,197          816,291        6,012,545
   Loan origination fees                                               --         (101,798)          (9,950)
                                                             ------------      -----------      -----------
     Net cash provided by financing activities                  1,177,453          592,091        7,094,437
                                                             ------------      -----------      -----------

Increase (decrease) in cash and cash equivalents               (1,270,074)         483,300          888,236
Cash and cash equivalents at beginning of period                1,581,191        1,097,891          209,655
                                                             ------------      -----------      -----------
Cash and cash equivalents at end of period                   $    311,117      $ 1,581,191      $ 1,097,891
                                                             ====+=======      ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

Integrated Security Systems, Inc. ('ISSI' or the 'Company') was formed in December 1991 to leverage highway traffic control and security core businesses into turnkey security solutions for 'middle market' commercial and industrial businesses. The middle market is defined as commercial, industrial and institutional companies or government agencies which budget $50,000 to $600,000 annually to meet their security needs. The two types of security targeted by ISSI are asset protection and personal safety.

In order to provide turnkey security solutions to the middle market, several key operating components and technologies have been vertically integrated into the Company. To date, ISSI created internally, or acquired, a gate and barrier engineering and manufacturing facility, B&B Electromatic, Inc. ('B&B'), a developer and retail seller of PC-based control systems which integrates discrete security devices, Innovative Security Technologies, Inc. ('IST'), an installation and service company, Tri-Coastal Systems, Inc. ('TCSI'), and a manufacturer of specialty products for the financial and health care industries, Golston Company, Inc. ('GCI').

2.       SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, B&B, IST, TCSI and GCI. All significant intercompany transactions and balances have been eliminated.

Change in Fiscal Year

Effective January 1, 1997, the Company changed its fiscal year end from December 31 to June 30. References to fiscal years 1996 and earlier refer to the twelve months ended December 31 of such year. References to fiscal 1997 refer to the six month transition period ended June 30, 1997. References to fiscal 1998 refer to the twelve months ended June 30, 1998.

Cash and Cash Equivalents

Cash is comprised of highly liquid instruments with maturities of three months or less. At June 30, 1998, restricted cash of $107,039 was related to a factoring arrangement (see Note 6). At June 30, 1997, restricted cash of $54,928 was related to a letter of credit obtained to secure a surety bond.

Inventories

Inventories are primarily carried at the lower of cost or market using the first-in, first-out method.

Property and Equipment and Depreciation

Property and equipment are recorded at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line and accelerated methods.

Estimated useful lives range from 3 to 31 years. Depreciation expense includes amortization of assets recorded as capital leases.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Property and equipment at June 30, 1998 includes $28,662 of manufacturing equipment subject to capital leases.

Intangible Assets and Amortization

Goodwill, of $1,818,385 at June 30, 1998, resulted from the acquisitions of TCSI and GCI and is amortized using the straight-line method over periods of ten and twenty years, respectively. Amortization expense for goodwill for the year ended June 30, 1998 was $126,588. Amortization expense for goodwill for the six months ended June 30, 1997 was $52,883 and for the year ended December 31, 1996 was $26,797.

Loan origination fees, of $107,615 at June 30, 1998, were incurred to secure financing. These fees are being amortized using the straight-line method over a period of five years. Amortization expense for the year ended June 30, 1998 was $20,917. Amortization expense for the six months ended June 30, 1997 was $6,329 and for the year ended December 31, 1996 was $0.

Non-compete agreements were executed in conjunction with the GCI acquisition. These are being amortized using the straight-line method over a period of five years. Amortization expense and interest expense for the year ended June 30, 1998 was $81,656 and $26,803, respectively. Amortization expense and interest expense for the six months ended June 30, 1997 was $48,993 and $13,406, respectively. There was no amortization expense or interest expense related to such agreements during the years ended December 31, 1996.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes'. Under the liability method, deferred taxes are provided for tax effects of differences in the basis of assets and liabilities arising from differing treatments for financial reporting and income tax purposes using currently enacted tax rates. Valuation allowances are recorded when it is more likely than not that a tax benefit will not be realized prior to the expiration of the carryforward periods.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from sales at either the time of shipment or by percentage of completion for installations of security systems. The Company's accounts receivable are generated from a large number of customers in the traffic and security products markets. No single customer accounted for 10% or more of revenues during the year ended June 30, 1998, the six months ended June 30, 1997 or the year ended December 31, 1996.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Software Development Costs

The Company accounts for software development costs pursuant to SFAS No. 86, 'Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed'. The Company began amortizing its capitalized software costs in 1996 using the straight-line method over a period of five years. Amortization expense for the year ended June 30, 1998 was $127,381. Amortization expense for the six months ended June 30, 1997 and the year ended December 31, 1996 was $63,691 and $127,381, respectively. Accumulated amortization at June 30, 1998 was $318,453. Accumulated amortization at June 30, 1997 and December 31, 1996 was $191,072 and $127,381, respectively.

During 1993, the Company entered into a license and distribution agreement for certain proprietary technology. In connection with this agreement (see Note 9), the Company paid $250,000 to an affiliate controlled by the Company's former parent for the right to use the technology, which was being amortized over a period of five years from the acquisition date. Amortization expense for the year ended June 30, 1998 was $47,516. For the six months ended June 30, 1997 and for the year ended December 31, 1996, $34,464 and $68,930 was recorded as amortization expense, respectively. At June 30, 1998, this license and distribution agreement was fully amortized. Accumulated amortization was $202,484 at June 30, 1997 and $168,020 at December 31, 1996.

The Company expenses all other research and product development costs as they are incurred.

Fair Value of Financial Instruments

The carrying values of the Company's accounts receivable, notes receivable, accounts payable, long-term debt and other liabilities approximate the fair values of such financial instruments.

Net Loss Per Share

In February 1997, the Financial Accounting Standards Board ('FASB')issued SFAS No. 128, 'Earnings Per Share.' This statement establishes a new methodology for reporting earnings per share for interim financial information and annual financial statements issued with periods ending after December 15, 1997. Net loss per common share for each period is computed using the weighted average number of common and common equivalent shares outstanding during the respective periods. At June 30, 1998, there were 8,609,538 potentially dilutive common shares which were not included in weighted average shares outstanding because to do so would have been antidilutive.

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

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Statements of Cash Flows

Supplemental cash flow information for the year ended June 30, 1998, the six months ended June 30, 1997 and the year ended December 31, 1996:


                                                               1998             1997              1996
         Cash paid for interest expense                        $863,769         $344,540          $153,428
         Cash paid for income taxes                            $ 42,473         $ 10,000          $ 51,866

During 1996, notes to unrelated parties of $304,051 and related parties of $100,000 were converted by the Company's creditors into convertible preferred stock and common stock.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company follows the practice of filing statutory liens on construction projects where collection problems are anticipated. The liens serve as collateral for trade receivables. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business.

New Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities.
In June 1998, the Financial Accounting Standards Board ('FASB') issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier adoption is permitted. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Recognition of changes in fair value depends on whether the derivative is designated and qualifies as a hedge, and the type of hedging relationship that exists. The Company does not currently, nor does it expect to, hold any derivative instruments or participate in any hedging activities.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Comprehensive Income.
In June 1997, the FASB issued SFAS No. 130, 'Reporting Comprehensive Income.' SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS No. 130 in 1998 and it had no impact on the Company's financial position or results of operations.

Segment Reporting.
In June 1997, the FASB issued SFAS No. 131, 'Disclosures About Segments of an Enterprise and Related Information.' SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. In general, such information must be reported for externally in the same manner used for internal management purposes. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997,. In the initial year of adoption, comparative information for earlier years must be restated. Since SFAS No. 131 only requires disclosure of certain information, its adoption will not affect the Company's financial position or results of operations.

Unaudited Interim Financial Information

The interim financial information for the six months ended June 30, 1996 has been prepared from the unaudited financial records of the Company and in the opinion of management reflects all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the financial position and results of operations and of cash flows for the interim period.

Reclassification

Certain reclassifications of prior year amounts have been made to conform to the fiscal 1998 presentation.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.       I.S.T. PARTNERS, LTD.

Effective September 1, 1996, the Company entered into an agreement with I.S.T. Partners, Ltd., an unaffiliated limited partnership, whereby the partnership funded the sales, engineering and order fulfillment expenses of IST to the extent of available funds. In exchange, the partnership will receive, as compensation from IST, 85% of the revenue generated from IST's Intelli-Site sales until the partnership has achieved at least a 150% return on its investment. After such time, the partnership will dissolve. The Company retains full ownership of Intelli-Site during the agreement period and retains responsibility for managing IST's business activities, including customer relationships. As of June 30, 1998, the partnership had not received any return on its investment. During the year ended December 31, 1996, the Company received $250,000 from the partnership related to the partnership's purchase of sales leads and prospects.

4.       ACQUISITIONS

On December 31, 1996, the Company acquired GCI, a vertically integrated manufacturer of specialty products for the financial and health care industries with approximate revenues of $3.9 million. This acquisition has been accounted for as a purchase. ISSI purchased 100% of GCI stock for approximately $4.8 million of combined cash and seller notes and assumed approximately $650,000 in debt. The real estate and facilities occupied by GCI were also acquired for an additional $1.5 million in cash. To fund the transactions, $4.6 million of convertible debentures were placed. The debentures have a maturity of seven years, and, until converted, carry an annual interest rate of nine percent. No principal payments are due on the debentures during the first three years. The debentures may be exchanged for ISSI Common Stock and had an original conversion price of $1.05 per share. On April 15, 1998, these debentures were repriced at $.55 per share. To complete the funding, an additional $660,000 of ISSI Common Stock was privately placed on December 31, 1996 at $1.10 per share. The excess of the purchase price over the fair value of the assets acquired of $1,319,628 was recorded as goodwill, and is being amortized using the straight-line method over a period of 20 years. During the six months ended June 30, 1997, intangible assets related to this acquisition increased by $691,745 to $2,011,373 related to additional acquisition costs and non-compete agreements. If the acquisition of GCI had been effective as of January 1, 1996, pro forma net sales, for the year ended December 31, 1996 would have amounted to approximately $13.3 million and pro forma net income from continuing operations would have been approximately $252,000.

In September 1995, the Company acquired substantially all of the assets and liabilities of TCSI, an unrelated company, in exchange for the Company's common stock valued at $156,375. The excess of the purchase price over the fair value of the assets acquired of $296,945 was recorded as goodwill, which is being amortized using the straight-line method over a period of ten years.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.       COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

The composition of certain balance sheet accounts is as follows:

                                                                                          June 30,
                                                                              ---------------------------------
                                                                                 1998                   1997
                                                                              ----------            -----------
Inventories:
     Raw materials                                                            $  356,468            $   506,539
     Work-in-process                                                             404,517                313,940
     Finished goods                                                              165,457                 47,419
                                                                              ----------            -----------
                                                                              $  926,442            $   867,898
                                                                              ==========            ===========

Property and equipment:
     Land                                                                     $  944,689            $   939,264
     Building                                                                  1,242,250              1,177,168
     Rental units                                                              2,604,694              2,234,089
     Leasehold improvements                                                       48,768                 48,769
     Office furniture and equipment                                              905,303                767,416
     Manufacturing equipment                                                   3,298,850              3,048,288
     Vehicles                                                                     39,919                 39,919
     Construction                                                                153,425                153,425
                                                                              ----------            -----------
                                                                               9,237,898              8,408,338

Less:  accumulated depreciation                                               (3,627,276)            (3,129,649)
                                                                              ----------            -----------
                                                                              $5,610,622            $ 5,278,689
                                                                              ==========            ===========

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.       LONG-TERM DEBT AND OTHER LIABILITIES

Long-term debt and other liabilities consists of the following:

                                                                                                   June 30,
                                                                                                   -------
                                                                                               1998           1997
                                                                                               ----           ----
Convertible note payable to unrelated funds; interest at 9% due in monthly installments of $34,500 through December 2003; no principal installments due until December 1999; secured by equity, assets and future contracts; guaranteed by ISSI and all subsidiaries. The outstanding balance of the note was convertible into ISSI's common stock based upon $1.05 per share. As of April 15,
1998, the outstanding balance of the note can be converted into ISSI's common stock based upon $0.55 per share. At June 30, 1997, the Company was not in compliance with the Debt Service Coverage financial standard under this agreement. At June 30, 1998, the Company is not in compliance with the Current
Ratio, Minimum Tangible Net Worth, Debt to Equity and Debt Service Coverage
financial standards under this agreement. The Company has obtained waivers
related to these non-compliances.                                                       $4,600,000          $4,600,000

Term note payable to an unrelated third party due in monthly principal and interest installments of $24,134 through January 2004; interest at 9%; secured
by equipment.                                                                            1,267,331           1,434,609

Term note payable to a bank; due in monthly principal and interest installments of $12,000 through November 2000; interest at the lender's prime rate less 1%
(10% at June 30, 1997 and 1998); secured by first mortgage on real estate and
equipment; personally guaranteed by an officer.                                            774,117             834,904

Term note payable to an unrelated third party; due in monthly principal installments of $12,917 plus interest through April 2002; interest at Citibank's
Base Rate plus 2% (10.5% at June 30, 1998 and 1997); secured by certain assets of the Company; guaranteed by ISSI. At June 30, 1998, the Company is not in compliance with the Net Worth financial standard under this agreement. The
Company has obtained a waiver related to this non-compliance. This note was paid
in full in October 1998.                                                                   589,767             744,767

Term note payable to an unrelated third party; interest at Citibank's Base Rate plus 2% (10.5% at June 30, 1998 and 1997) due in monthly installments through
April 2002; no principal installments were due until May 1998; secured by equipment. At June 30, 1998, the Company is not in compliance with the Net Worth financial standard under this agreement. The Company has obtained a waiver
related to this non-compliance. This note was paid in full in October 1998.                569,835               30,422

Revolving credit facility in the amount of $500,000 with an unrelated third party; no principal payment requirements and interest due monthly at Citibank's
Base Rate plus 1.75% based on the average daily borrowings during the prior month (10.25% at June 30, 1998); a fee equal to 1/2% of the line of credit facility is due annually; secured by eligible accounts receivable and limited by
85% of eligible accounts receivable. At June 30, 1998, the Company is not in compliance with the Net Worth financial standard under this agreement. The
Company has obtained a waiver related to this non-compliance. This note was paid
in full in October 1998.                                                                   344,535                   --

Non-compete agreements to prior owners of GCI; due in equal monthly installments of $8,166 plus interest at 10% through January 2002.
                                                                                           342,953              440,940

Business Manager factoring facility with a bank to factor accounts receivable with recourse. This factoring facility, which expired on June 30, 1998, had an adjustable factoring fee of 3.4%, and had a maximum borrowing amount of
$400,000.                                                                                  298,170                   --

Borrowings on line of credit with a bank; interest payable monthly is at Wall
Street prime plus 1% (9.5% at June 30, 1998); secured by accounts receivable,
inventories, furniture, fixtures, equipment.                                               240,000                   --

Term note payable to a bank; due in monthly principal and interest installments of $793 through May 2001; interest at 10.2503%; secured by equipment.
                                                                                            23,905                30,598

Term note payable to a bank; due in monthly principal and interest installments of $497 through April 1999; interest at 9%; secured by equipment.
                                                                                             4,757                10,453
                                                                                        ----------            ----------
                                                                                         9,055,370             8,126,693
Less current portion                                                                    (1,564,617)             (495,737)
                                                                                        ----------            ----------
                                                                                        $7,490,753            $7,630,956
                                                                                        ==========            ==========

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Payments required under long-term debt and other liabilities outstanding at June 30, 1998 are as follows:

1999                                  $1,564,617
2000                                   1,002,786
2001                                   1,259,705
2002                                   1,179,990
2003                                     917,709
Thereafter                             3,130,563
                                      ----------
                                      $9,055,370
                                      ==========

7.       INCOME TAXES

The income tax provision (benefit) is comprised of the following:

                            For the        For the            For the
                          Year Ended   Six Months Ended     Year Ended
                            June 30,        June 30,        December 31,
                          ----------   ----------------     -----------
                             1998           1997               1996
                          ----------   ----------------     ------------

Current:
     Federal              $       --        $   --             $     --
     State                     6,642         7,013              (11,991)
                          ----------        ------             --------
                          $    6,642        $7,013             $(11,991)
                          ----------        ------             --------
Deferred:
     Federal              $       --        $   --             $     --
     State                        --            --                   --
                          ----------        ------             --------
                                  --        $   --             $     --
                          ==========        ======             ========
Tax expense (benefit)     $    6,642        $7,013             $(11,991)
                          ==========        ======             ========

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes are as follows:

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                         June 30,    June 30,   December 31,
                                           1998        1997        1996
                                         --------    --------   -----------
Federal statutory benefit rate             (34.0%)    (34.0%)    (34.0%)
State income tax provision,
  net of federal tax benefit                 0.2%       2.0%      (4.0%)
Net operating loss not benefited            33.0%      32.0%      24.0%
Non-deductible amortization and other        1.0%       2.0%      10.0%
                                          ------      -----      -----
                                             0.2%       2.0%      (4.0%)
                                          ======      =====      =====

Deferred tax assets are subject to a valuation allowance if their realization is less likely than not. Deferred tax assets (liabilities) are comprised of the following at:

                                           June 30,                            June 30,
                                             1998                                1997
                                         ------------                         ----------
Amortization                                       --                         $ (188,372)
Depreciation                                       --                             (1,994)
                                         ------------                         ----------
Gross deferred tax liability                       --                           (190,366)
                                         ------------                         ----------

Amortization                             $     75,525                                 --
Non-compete covenant                           33,315                             14,711
Depreciation                                   24,164                                 --
Warranty reserve                               27,925                             37,830
Bad debt reserve                               15,354                             40,131
Net operating loss carryforward             3,071,981                          2,278,571
                                         ------------                         ----------
Gross deferred tax asset                    3,248,264                          2,371,243
                                         ------------                         ----------

Net deferred tax asset                      3,248,264                          2,180,877
Valuation allowance                        (3,042,880)                        (1,975,493)
                                         ------------                         ----------
Net deferred tax asset                   $    205,384                         $  205,384
                                         ============                         ==========

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Should a cumulative change in ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward. The Company has unused net operating loss carryforwards of $9 million at June 30, 1998. These carryforwards begin to expire in the year 2007. The Company increased the valuation allowance each year because presently it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods, except to the extent of the $205,384 deferred tax asset, in the foreseeable future.

8.       COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under leases accounted for as operating leases. The Company currently has two capital leases. Future minimum payments for fiscal years subsequent to June 30, 1998 under capital leases and non-cancelable operating leases are as follows:

                                                               Capital Leases              Operating Leases
                                                               --------------              ----------------
                           1999                                    $   12,165              $        163,653
                           2000                                         8,204                       158,934
                           2001                                         8,293                        87,044
                           2002                                             0                        15,002
                           2003                                             0                         2,887
                                                                   ----------                   -----------
                           Total minimum payment                   $   28,662                   $   427,520
                                                                   ==========                   ===========

Rent expense for operating leases was $163,972 for the year ended June 30, 1998. For the fiscal years ended June 30, 1997 and December 31, 1996, rent expense for operating leases was $46,360 and $103,253, respectively.

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

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.       RELATED PARTY TRANSACTIONS

Software License

During 1993, the Company entered into a license and distribution agreement for certain proprietary technology to be utilized as the basis for the Intelli-Site products. This license was purchased for $250,000 from COMTRAC, a company controlled at that time by ISSI's largest stockholder. This license was amortized over five years from the acquisition date. The balance was fully amortized at June 30, 1998. At June 30, 1997, the unamortized balance was $47,516.

10.      BENEFIT PLANS

The Company has established a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation. Vesting on the Company's contribution occurs over a five-year period. The Company made no contributions during the years ended June 30, 1998 and December 31, 1996, or during the six months ended June 30, 1997 and 1996.

11.      STOCK OPTIONS AND WARRANTS

Stock Options

SFAS No. 123 'Accounting for Stock-Based Compensation' ('SFAS 123') was implemented in January 1996. As permitted by FAS 123, ISSI retained its prior method of accounting for stock compensation. As required by FAS 123, the following information represents pro forma net income (loss) and earnings (loss) per share as if the Company had accounted for its employee stock options under the fair value method prescribed by the standard.

The fair value of each option grant is estimated as of on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods ended June 30, 1998 and 1997: no dividend yield, expected volatility of approximately 87% and 84%, respectively, risk-free interest rates of approximately 5.9% and 6.5% respectively, and expected lives of approximately five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the Company follows in thousands (except per share amounts):

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                   For the                    For the Six Months                For the
                                 Year Ended                          Ended                    Year Ended
                                June 30, 1998                    June 30, 1997              December 31, 1996
                              -----------------                -----------------            -----------------

                              As            Pro                 As           Pro               As       Pro
                           reported        forma             reported       forma           reported   forma
                           --------       -------            --------      ------           --------   -----
Net Loss                   $ (3,195)      $(3,259)           $   (330)     $ (368)          $   (277)  $(308)

Loss per
Common Share               $   (.39)      $  (.40)           $   (.05)     $ (.05)          $   (.05)  $(.05)


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as SFAS 123 does not apply to awards prior to 1995 and because additional awards are anticipated in future years.

In February 1993, the Company established a stock option plan whereby options to purchase up to 250,000 shares of common stock may be granted (the '1993 Stock Option Plan'). In December 1994, the shareholders of the Company increased the number of shares of common stock which may be granted under this plan to 500,000. The 1993 Stock Option Plan is administered by the Company's Board of Directors which has the authority to establish the terms of each option grant. Under the plan, incentive stock options must be granted with an exercise price not less than the fair market value on the date of grant.

In May 1997, the Company established the 1997 Omnibus Stock Plan (the 'Omnibus Plan') which provides for the grant of incentive stock options ('ISO's') within the meaning of the Internal Revenue Code, non-statutory stock options ('NSO's'), stock appreciation rights ('SAR's'), awards of stock ('Awards') and stock purchase opportunities ('Purchase Rights') to directors, employees and consultants of the Company and its present and future subsidiaries. The Omnibus Plan will remain in effect until May 1, 2007, subject to the Board's right to terminate it earlier.

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

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


A summary of stock option transactions is as follows (share amounts in thousands):

                                                                     For the Six Months
                                            For the Year Ended              Ended               For the Year Ended
                                              June 30, 1998            June 30, 1997            December 31, 1996
                                          ---------------------      ------------------         ------------------
                                                       Weighted                 Weighted
                                                       Average                  Average
                                                       Exercise                 Exercise
                                          Shares       Price         Shares     Price           Shares     Price
                                          ------       --------      ------     --------        ------     --------
Outstanding at beginning
of period                                    928       $   1.98         874     $   2.01           738     $   2.21
     Granted                                 467           1.32          75         1.63           188         1.22
     Forfeited                               (59)          1.28         (21)        2.02           (52)        1.95
                                          ------       --------      ------     --------        ------     --------
Outstanding at end
of period                                  1,336       $   1.78         928     $   1.98           874     $   2.01
                                          ======       ========      ======     ========        ======     ========

Exercisable at end of period                 884       $   2.00         721     $   2.11           663     $   2.18
Weighted-average fair value
of options granted during
the period                                             $   1.00                 $   1.14                   $   1.06


The following table summarizes information about the fixed-price stock options outstanding at June 30, 1998 (share amounts in thousands):

                                        Options Outstanding                             Options Exercisable
                                 ----------------------------------           ------------------------------------
                                 Weighted
Range of        Shares           Average             Weighted                 Shares               Weighted
Exercise        Outstanding      Remaining           Average                  Exercisable          Average
Prices          at 6/30/98       Contractual Life    Exercise Price           at 6/30/98           Exercise Price
--------        -----------      ----------------    --------------           -----------          ---------------

$0.687-1.50           514          8.6 Years              $1.19                      189                 $1.20

$1.563-2.50           811          6.7 Years               2.14                      687                  2.21

$2.719-3.53            11          8.1 Years               2.74                        8                  2.73
                  -------                               -------                    -----               -------
                    1,336                                 $1.78                      884                 $2.00


INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Warrants

On April 20, 1993, in connection with the Company's initial public offering, the Company issued 1,450,000 Redeemable Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $5.40 per share during the first 30 months, and $6.75 per share during the second 30 months. The warrants are subject to redemption by the Company at $0.25 per warrant upon 30 days prior written notice with the consent of the underwriter, Thomas James Associates, Inc. ('Underwriter'). Management believes that the exercise price of the warrants at the date of grant approximated market value of the underlying common stock. On June 17, 1996, the Company repriced these warrants to $4.15 due to obligations under the original warrant agreement. The holders were then entitled to purchase 1.6 shares of common stock per warrant held. Again, on January 15, 1997, these warrants were repriced to $3.17 under the same obligation and the holders were entitled to purchase 2.1 shares of common stock per warrant held. On April 15, 1998, these warrants were repriced again to $2.55 under the same obligation and the holders are entitled to purchase 2.65 shares of common stock per warrant held. These warrants expired April 19, 1998, but were exchanged for warrants expiring April 19, 1999 (the 'Exchange Warrants'). The Company may delay the issuance of shares of Common Stock issuable upon exercise of the Exchange Warrants because the registration of the Common Stock has not been amended and updated by the Company. If any shares of Common Stock were issued, those shares would not be eligible for public trading until such time as the Company amends and updates the registration.

Also, in connection with the initial public offering, the Company issued a warrant to the Underwriter for the purchase of up to 145,000 units at a price of $6.30 per unit. A unit consisted of a share of common stock and a warrant to purchase an additional share of common stock. Management believed that the exercise price of the warrant at the date of grant approximated market value of the underlying common stock. This warrant was exercisable over a period of four years commencing April 20, 1994. By the time these warrants expired on April 20, 1998, these warrants had been reprised to $3.17 for the purchase of 2.1 units per warrant held.

In connection with bridge financing obtained in 1993, the Company issued warrants to purchase 246,000 shares of common stock at an exercise price of $1.00 per share and warrants to purchase 18,000 shares of common stock at an exercise price of $2.40. No value was assigned to these warrants as management believed such value to be insignificant at the time of issuance. As of June 30, 1997, 33,000 warrants issued remained outstanding. These warrants expired on April 19, 1998.

The Company issued warrants to purchase 211,800 shares of common stock at exercise prices of $1.06, in connection with the bridge financing obtained in 1994. As of June 30, 1997 and 1998, 108,800 warrants remain outstanding and have expiration dates in 1999. Value was assigned to these warrants totaling $90,000 at December 31, 1994. Such value was amortized over the one-year term of the bridge loans. During 1995 and 1996, the Company issued an additional 50,376 and 37,301 warrants, respectively, in exchange for an additional extension of the bridge loans' due date to April 30, 1996. Value was assigned to these warrants totaling $87,677. Such value was amortized over the five-month extension term of the bridge loans.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

The Company issued warrants to purchase 111,000 shares of common stock to investors in I.S.T. Partners, Ltd. These warrants are exercisable at $2.40 per share and expire in 2001 and 2002. Value assigned to these warrants of $40,000 was expensed in 1996 and $45,000 was expensed in 1997.

During 1997, the Company issued warrants for consulting and director fees to purchase 21,334 shares of common stock at an exercise price of $.01. Value was assigned to these warrants totaling $35,000 and was expensed in 1997.

During fiscal year ended June 30, 1998, the Company issued warrants in consideration for obtaining a debt covenant waiver for a period of one year. These warrants permit the holder to purchase 25,000 shares of common stock at an exercise price of $1.75 and expire in 2002. During the same period, the Company issued warrants for legal fees to purchase 22,222 shares of common stock at an exercise price of $1.65. These warrants expire in 2001.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


A summary of warrant transactions is as follows (share amounts in thousands):

                                                                       For the Six Months
                                            For the Year Ended                Ended              For the Year Ended
                                               June 30, 1998              June 30, 1997           December 31, 1996
                                            ------------------         ------------------        ------------------
                                                      Weighted                  Weighted                   Weighted
                                                       Average                   Average                    Average
                                                      Exercise                  Exercise                   Exercise
                                             Shares     Price         Shares      Price         Shares       Price
                                             ------   ---------       ------    ---------       ------     ---------

Outstanding at beginning of period           5,107    $ 3.07          4,253     $ 3.03          2,218        $ 3.38

         Granted                                47      1.70             66       1.63          1,590          1.05

         Exercised                           (517)       .96           (82)        .60          (599)           .87

         Forfeited                           (642)      1.00              0       0.00              0          0.00

         Repriced                              798      2.55            870       3.14          1,044          4.04
                                           -------    ------        -------     ------        -------        ------

Outstanding at end of period                 4,793    $ 2.30          5,107     $ 3.07          4,253        $ 3.03
                                           =======    ======        =======     ======        =======        ======

Exercisable at end of period                 4,660    $ 2.30          5,008     $ 3.08          4,199        $ 3.03
                                                      ------                    ------                       ------
Weighted-average fair value of warrants
granted during the period                             $ 1.05                    $  .93                       $ 1.57


The following table summarizes information about the warrants outstanding at June 30, 1998 (share amounts in thousands):

                                         Warrants Outstanding                          Warrants Exercisable
                          --------------------------------------------------       ------------------------------
                                             Weighted
 Range of                   Shares            Average            Weighted            Shares           Weighted
 Exercise                 Outstanding        Remaining            Average          Exercisable         Average
  Prices                  at 6/30/98     Contractual Life     Exercise Price       at 6/30/98      Exercise Price
 --------                 -----------    ----------------     --------------       -----------     --------------

$.01-1.00                     565           1.8 Years            $  .94                565            $  .94

$1.06-2.00                    269           2.6 Years              1.53                235              1.51

$2.40-2.55                  3,959           1.6 Years              2.55              3,860              2.55
                            -----                                 -----                                -----

                            4,793                                 $2.30              4,660             $2.30

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


12.      CONVERTIBLE PREFERRED STOCK

The Company's outstanding convertible preferred stock consists of 750,000 authorized shares of $.01 par value convertible preferred stock.

SERIES A $20 CONVERTIBLE PREFERRED STOCK. The Company currently has outstanding 10,250 shares of its Series A $20 Convertible Preferred Stock (the 'Series A Preferred'). Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights, unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of Common Stock at any time after (i) the closing bid price of the Common Stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of Common Stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. In addition, the holders of the Series A Preferred have the right to convert each share into 20 shares of Common Stock at any time. The number of shares of Common Stock into which the Series A Preferred is convertible will be proportionately adjusted in the event of a stock dividend, stock split, or reverse stock split. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of Common Stock are entitled to receive any distribution and the Series A Preferred ranks pari passu with Series B and Series C Preferred except with respect to the security interest granted to Series B Preferred (see Series B description below).

SERIES B $20 CONVERTIBLE PREFERRED STOCK. The Company has issued 34,166 shares of its Series B $20 Convertible Preferred Stock (the 'Series B Preferred'). Holders of the 34,166 Series B Preferred are entitled to receive dividends equal to $2.00 per share per annum, payable in equal semi-annual payments. Holders of the Series B Preferred have no voting rights, unless otherwise required by Delaware law. Each share of the Series B Preferred may, at the option of the Company or the holder, be converted into 29.85 shares of Common Stock, together with accrued but unpaid dividends. The Company has the right to redeem the Series B Preferred at any time at $22 per share, together with accrued but unpaid dividends. The number of shares of Common Stock into which the Series B Preferred is convertible will be proportionately adjusted in the event of a stock dividend, stock split, or reverse stock split. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series B Preferred are entitled to receive $20 per share together with accrued but unpaid dividends before the holders of any shares of Common Stock and on a pari passu basis with Series A and C Preferreds. A security interest in 6.8% of the Common Stock of B&B Electromatic, Inc. has been granted to secure payment of any liquidation proceeds or dividends to which the Series B becomes entitled. All Series B was converted to Common Stock in June 1996.

SERIES C $20 CONVERTIBLE PREFERRED STOCK. The Company has issued 12,500 shares of its Series C $20 Convertible Preferred Stock (the 'Series C Preferred'). Holders of the Series C Preferred have no voting rights, unless otherwise required by Delaware law. Each share of the Series C Preferred may, at the option of the Company or the holder, be converted into 30 shares of Common Stock. The Company has no right to redeem the Series C Preferred. The Series C Preferred is also subject to the conversion adjustments, and is entitled to receive a liquidation preference, identical to the Series A Preferred.
As of June 30, 1998, all Series C have been converted to Common Stock.

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


13.      GOING CONCERN MATTERS

The Company has suffered recurring losses from operations and its dependence on obtaining financing or additional equity capital raises substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustment that might result from the outcome of this uncertainty.

Historically the Company's manufacturing subsidiaries have generated positive returns. During fiscal 1998, one of the manufacturing facilities experienced a business downturn, resulting in a loss for fiscal 1998 that is not expected to be repeated in future periods. The Company anticipates that it will continue to experience losses from the launching of the Intelli-Site product, but these losses should begin to lessen as revenues are recognized from sales.

14.      SUBSEQUENT EVENTS

On October 1, 1998, the Company sold a business unit of GCI (MPA Systems) to a private investment group for $2.8 million comprised of cash and $680,000 in notes. The sale of the MPA Systems business unit of GCI involves the divestiture of a fleet of 52 modular buildings leased primarily to banks and financial institutions for short-term facility requirements and disaster recovery performance contracts to provide temporary banking facilities in the event of a natural disaster. Approximately $1.5 million of the cash proceeds will be used to retire a secured credit facility.

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


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to disclosure in the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report ('Proxy Statement').

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

  **10.67 Marketing and Development Agreement, dated July 29, 1996, between the Company, IST, and I.S.T. Partners, Ltd.

  **10.68 Employment Agreement, dated January 2, 1997, between Gerald K. Beckmann and the Company.

  **10.69 Employment Agreement, dated January 2, 1997, between James W. Casey and the Company.

  **10.70 Real Estate Purchase Agreement, dated September 5, 1996, between the Company and Golston Family Partners, Ltd.

 ***10.71 Asset Purchase Agreement, dated October 1, 1998, between the Company and MPA Systems, Inc.

 ***11.1  Computation of earnings per share.

 ***21.1  Subsidiaries of the Company.

 ***23.1  Consent of PricewaterhouseCoopers LLP.

 ***27.1  Financial Data Schedule
-----------

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



                                                     Integrated Security Systems, Inc.
                                                     ---------------------------------
                                                     (Registrant)


Date:    October 13, 1998                            /s/ GERALD K. BECKMANN
         ----------------                            ---------------------------------
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


                                                     Integrated Security Systems, Inc.
                                                     ---------------------------------
                                                     (Registrant)


Date:    October 13, 1998                            /s/ GERALD K. BECKMANN
         ----------------                            ---------------------------------
                                                     Gerald K. Beckmann
                                                     Director, Chairman of the Board, President
                                                     and Chief Executive Officer

Date:    October 13, 1998                            /s/ HOLLY J. BURLAGE
         ----------------                            ---------------------------------
                                                     Holly J. Burlage
                                                     Vice President, Principal Financial
                                                     Officer, Principal Accounting Officer,
                                                     Secretary and Treasurer

Date:    October 13, 1998                            /s/ ROBERT M. GALECKE
         ----------------                            ---------------------------------
                                                     Robert M. Galecke
                                                     Director

Date:    October 13, 1998                            /s/ JAMES E. JACK
         ----------------                            ---------------------------------
                                                     James E. Jack
                                                     Director

Date:    October 13, 1998                            /s/ FRANK R. MARLOW
         ----------------                            ---------------------------------
                                                     Frank R. Marlow
                                                     Director


                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------
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

   **10.67 Marketing and Development Agreement, dated July 29, 1996, between the Company, IST, and I.S.T. Partners, Ltd.

   **10.68     Employment Agreement, dated January 2, 1997, between Gerald K.
               Beckmann and the Company.

   **10.69     Employment Agreement, dated January 2, 1997, between James W.
               Casey and the Company.

   **10.70 Real Estate Purchase Agreement, dated September 5, 1996, between the Company and Golston Family Partners, Ltd.

  ***10.71     Asset Purchase Agreement, dated October 1, 1998, between the
               Company and MPA Systems, Inc.

  ***11.1      Computation of earnings per share.

  ***21.1      Subsidiaries of the Company.

  ***23.1      Consent of PricewaterhouseCoopers LLP.

  ***27.1      Financial Data Schedule

-----------

     * Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 33-59870-FW) and incorporated herein by reference.

    ** Filed as the similarly numbered exhibit to the Company's Registration
       Statement on Form SB-2 (No. 333-5023) and incorporated herein by reference.

   *** Filed herewith.

(b) Reports filed on Form 8-K.

       None.