Form 10QSB
period 1998-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 1998-11-16
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                           --------------------------


                                   FORM 10-QSB


                           --------------------------



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998.
                                                     ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO__________.



                         Commission file number 1-11900



                        INTEGRATED SECURITY SYSTEMS, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)



            DELAWARE                                   75-2422983
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization


8200 SPRINGWOOD, SUITE 230, IRVING, TEXAS                  75063
 (Address of principal executive offices)                (Zip Code)


                                 (972) 444-8280
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No
                                                              -----      -----

As of October 23, 1998, 9,312,603 shares of Registrant's common stock were outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Index to Integrated Security Systems, Inc. Consolidated Financial
         Statements:

                                                                           Page
                                                                           ----
Balance Sheets..............................................................3

Statements of Operations....................................................4

Statements of Cash Flows....................................................5

Notes to Financial Statements...............................................6

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets


                                                                               September 30,           June 30,
                                                                                    1998                 1998
                                                                              ---------------      ---------------
                                                                                (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                  $       227,039      $       311,117
   Accounts receivable, net of allowance for doubtful
     accounts of $57,882 and $45,159, respectively                                  1,841,034            2,204,005
   Inventories                                                                        973,785              926,442
   Restricted cash                                                                     48,315              107,039
   Other current assets                                                               270,118              192,987
                                                                              ---------------      ---------------
     Total current assets                                                           3,285,291            3,741,590

Property and equipment, net                                                         5,805,105            5,610,622
Intangible assets, net                                                              1,998,592            2,055,117
Capitalized software development costs, net                                           286,607              318,453
Deferred income taxes                                                                 205,384              205,384
Other assets                                                                           23,107               19,642
                                                                              ---------------      ---------------
     Total assets                                                             $    11,679,086      $    11,950,808
                                                                              ===============      ===============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                           $     1,335,376      $     1,002,375
   Accrued liabilities                                                                751,944              675,616
   Deferred revenue                                                                   196,651              159,945
   Current portion of long-term debt and other liabilities                          1,708,961            1,564,617
                                                                              ---------------      ---------------
     Total current liabilities                                                $     3,992,932      $     3,402,553
                                                                              ---------------      ---------------

Long-term debt and other liabilities                                                7,488,717            7,490,753

Stockholders' equity:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     10,250 shares issued and outstanding                                                 102                  102
   Common stock, $.01 par value, 30,000,000 shares
     authorized; 8,527,476 and 8,525,808 shares, respectively,
     issued; and 8,477,476 and 8,475,808 shares,
     respectively, outstanding                                                         85,275               85,258
   Additional paid in capital                                                      10,922,802           10,822,802
   Accumulated deficit                                                            (10,691,992)          (9,731,910)
   Treasury stock, 50,000 shares                                                     (118,750)            (118,750)
                                                                              ---------------      ---------------
     Total stockholders' equity                                                       197,437            1,057,502
                                                                              ---------------      ---------------
       Total liabilities and stockholders' equity                             $    11,679,086      $    11,950,808
                                                                              ===============      ===============












    The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                              For the Three Months Ended
                                                                    September 30,
                                                       ------------------------------------
                                                             1998                  1997
                                                       ---------------      ---------------

       Sales                                           $     2,577,542      $     3,029,973
       Cost of sales                                         1,562,447            1,750,685
                                                       ---------------      ---------------
       Gross margin                                          1,015,095            1,279,288
                                                       ---------------      ---------------

       Operating expenses:
         Selling, general and administrative                 1,641,355            1,444,181
         Research and product development                      110,528              119,541
                                                       ---------------      ---------------
                                                             1,751,883            1,563,722
                                                       ---------------      ---------------

       Income (loss) from operations                          (736,788)            (284,434)

       Other income (expense):
         Interest income                                         1,516               15,401
         Interest expense                                     (213,221)            (189,994)
         Other                                                 (11,589)               2,580
                                                       ---------------      ---------------

       Income (loss) before income taxes                      (960,082)            (456,447)
       Benefit (provision) for income taxes                       --                 (4,339)
                                                       ---------------      ---------------

       Net income (loss)                               $      (960,082)     $      (460,786)
                                                       ===============      ===============

       Weighted average common and
          common equivalent shares outstanding               8,477,095            7,989,310
                                                       ===============      ===============

       Net income (loss) per share                     $         (0.11)     $         (0.06)
                                                       ===============      ===============










    The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                       For the Three Months Ended
                                                                              September 30,
                                                                 ------------------------------------
                                                                       1998                  1997
                                                                 ---------------      ---------------

Cash flows from operating activities:
   Net income (loss)                                             $      (960,082)     $      (460,786)
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation                                                        149,389              141,841
     Amortization                                                         88,371              104,932
     Bad debt expense                                                      4,282                6,000
     Provision for warranty reserve                                       26,652               22,585
     Provision for inventory reserve                                      24,182                3,000
     Deferred revenue                                                     36,706              (52,603)
     Gain (loss) on sale of assets                                         1,078               (2,314)
     Other non-cash expenses                                              26,272               13,333
     Changes in operating assets and liabilities:
       Accounts receivable                                               358,689              165,209
       Inventories                                                       (71,525)            (145,068)
       Restricted cash                                                    58,724               54,928
       Other assets                                                       (5,596)              33,318
       Accounts payable                                                  333,001              108,562
       Accrued liabilities                                                49,676             (166,117)
                                                                 ---------------      ---------------
         Net cash provided (used) by operating activities                119,819             (173,180)
                                                                 ---------------      ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                   (348,522)            (541,279)
   Sale of property and equipment                                          2,300                2,500
                                                                 ---------------      ---------------
         Net cash used by investing activities                          (346,222)            (538,779)
                                                                 ---------------      ---------------

Cash flows from financing activities:
   Issuance of common stock                                                   17              188,843
   Payments on debt and other liabilities                               (690,024)            (122,262)
   Proceeds from notes payable and long-term debt                        832,332              195,471
                                                                 ---------------      ---------------
         Net cash provided by financing activities                       142,325              262,052
                                                                 ---------------      ---------------

Increase (decrease) in cash and cash equivalents                         (84,078)            (449,907)
Cash and cash equivalents at beginning of period                         311,117            1,581,191
                                                                 ---------------      ---------------
Cash and cash equivalents at end of period                       $       227,039      $     1,131,284
                                                                 ===============      ===============




    The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Quarters Ended September 30, 1998 and 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. ("ISSI" or the "Company") and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 1998 Annual Report on Form 10-KSB filed October 13, 1998.

NOTE 2 - RECLASSIFICATION

Certain reclassification of prior year amounts have been made to conform to the current period presentation.

NOTE 3 - FINANCING

On July 14, 1998, B&B Electromatic, Inc. ("B&B") entered into a business manager factoring facility with a bank to factor accounts receivable with recourse. This factoring facility expires July 15, 1999, has a factoring fee of 2.75%, and had an original maximum borrowing amount of $300,000. On September 24, 1998, this factoring facility was increased to $1,000,000. This facility is secured by the accounts and inventory of B&B and is guaranteed by ISSI. The factoring facility replaces B&B's credit facility with the same institution which was terminated on July 14, 1998.

NOTE 4 - SUBSEQUENT EVENT - DISPOSITION OF ASSETS

Effective October 1, 1998, the Company disposed of the MPA portion ("MPA") of its subsidiary, Golston Company, Inc. ("Golston"). The asset sale disposed of $1.7 million of fixed assets as well as approximately $200,000 of prepaid contracts and deposits. The Company sold MPA for $2.8 million consisting of $700,000 notes receivable and the remainder in cash. In conjunction with this transaction, the Company also retired debt of approximately $1.7 million. The Company recognized approximately $250,000 as a gain on this sale. MPA was sold to MPA Systems, Inc., a corporation partially owned by James W. Casey, a former employee and former director of the Company. This disposition will be recorded on the October 1998 financials.

NOTE 5 - SUBSEQUENT EVENT - DEBT CONVERSION

During October 1998, a portion of the convertible debentures held by funds managed by Renaissance Capital Group, Inc. were exercised, with $431,798 converted into 786,517 shares of common stock.

NOTE 6 - NET LOSS PER SHARE

In February 1997, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement establishes a new methodology for reporting earnings per share for interim financial information and annual financial statements issued with periods ending after December 15, 1997. Net loss per common share for each period is computed using the weighted average number of common and common equivalent shares outstanding during the respective periods. At September 30, 1998, there were 11,238,442 potentially dilutive common shares which were not included in weighted average shares outstanding because to do so would have been anti-dilutive.

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

RESULTS OF OPERATIONS

Sales. The Company's sales decreased by $.4 million (15%) to $2.6 million during the quarter ended September 30, 1998 from $3 million during the comparable 1997 period. The Company's installation division of the Security Systems Group ("SSG") experienced a $293,000 decline in sales compared to the prior year period due to installation timing issues on several projects.

For the quarter ended September 30, 1998, approximately 92% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 84% for the same 1997 period.

Cost of Sales and Gross Margin. Gross margin as a percent of sales remained comparable for the quarters ended September 30, 1998 and 1997.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1.6 million during the quarter ended September 30, 1998 from $1.4 million during the comparable 1997 period. Most of the increase was attributable to a 9% increase in sales and marketing expenses and the addition and relocation of newly hired staff and the realignment of the reporting structure of SSG during the 1999 period.

Research and Product Development. Research and product development expenses decreased by approximately $10,000 during the quarter ended September 30, 1998 compared to the comparable 1997 period due to the completion of the development of a new railroad barrier product at B&B.

Interest Expense. Interest expense increased by approximately $23,000 during the quarter ended September 30, 1998, compared to the comparable 1997 period due to the increased utilization of a revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased by $84,078 during the first quarter of fiscal 1999 using $348,522 for property and equipment net of $119,821 provided from operations. During the 1997 period, the Company used $541,279 for property and equipment and $173,180 for operations. During the first quarter of fiscal 1999, the Company financed its operations from cash flow from long-term borrowings of $832,330 and made payments of $690,024 on debt and other liabilities. Payments on debt and other liabilities consisted of retiring a credit facility of $300,000 and long-term borrowings consisted of a new factoring facility utilized of $625,000.

On July 14, 1998, B&B Electromatic, Inc. ("B&B") entered into a business manager factoring facility with a bank to factor accounts receivable with recourse. This factoring facility expires July 15, 1999, has a factoring fee of 2.75%, and had an original maximum borrowing amount of $300,000. On September 24, 1998, this factoring facility was increased to $1,000,000. This facility is secured by the accounts and inventory of B&B and is guaranteed by ISSI. The factoring facility replaces B&B's credit facility with the same institution which was terminated on July 14, 1998.

Effective October 1, 1998, the Company disposed of the MPA portion ("MPA") of its subsidiary, Golston Company, Inc. ("Golston"). The asset sale disposed of $1.7 million of fixed assets as well as approximately $200,000 of prepaid contracts and deposits. The Company sold MPA for $2.8 million consisting of $700,000 notes receivable and the remainder in cash. In conjunction with this transaction, the Company also retired debt of approximately $1.7 million. The Company recognized approximately $250,000 as a gain on this sale. MPA was sold to MPA Systems, Inc., a corporation partially owned by James W. Casey, a former employee and former director of the Company. This disposition will be recorded on the October 1998 financials.

The Company has experienced a significant increase in orders received. The Company's backlog, calculated as the aggregate sales prices of firm orders received from customers less revenue recognized, was approximately $6.25 million at October 31, 1998. The Company expects that the majority of this backlog will be filled during fiscal 1999 and the first half of fiscal 2000.

Historically, the Company's manufacturing subsidiaries have generated positive cash flow from operations. This positive cash flow, in conjunction with the existing financing facilities or any future financing facilities, should position the Company to cover its working capital needs for all subsidiaries except Intelli-Site. Development of distribution channels for Intelli-Site(R) will continue, with a significant portion of future investments being utilized to launch Intelli-Site through direct sales, equipment manufacturers, and national security networks. To finance these activities, the Company anticipates that it will need to raise additional funds in the upcoming fiscal year through consolidating debt and/or equity. The Company has engaged an investment banker to assist with this process and is currently evaluating several financing proposals.

YEAR 2000 ISSUE

The Year 2000 issue concerns the ability of computer software programs, including the logic contained within embedded chips, to correctly identify and process date-sensitive calculations across and beyond the Year 2000 dateline. The Company believes the products and systems it manufactures to be unaffected by the Year 2000 issue. The Company currently utilizes third-party equipment and software that may be affected by the Year 2000 issue and has begun to assess and address its critical business information and production systems regarding the Year 2000 issue for both Information Technology ("IT") and non-IT systems. Although the Company does not expect Year 2000 issues to have a material impact on its financial results or operations, there can be no assurance that there will be no disruptions or that the Company will not incur significant costs to avoid such disruptions.

The Company's Year 2000 full disclosure as contained in its most recent 10-KSB reflects the current status in addressing the Year 2000 issue as there have been no substantial changes since that filing.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Form 8-K, filed October 16, 1998, announcing the disposition of the MPA portion of its Golston subsidiary, and the extension of the expiration date of its currently outstanding Common Stock Purchase Warrants.

Form 8-K/A, filed October 23, 1998, announcing the disposition of the MPA portion of its Golston subsidiary, and the extension of the expiration date of its currently outstanding Common Stock Purchase Warrants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Integrated Security Systems, Inc.
                                        -------------------------------------
                                                    (Registrant)



Date: November 16, 1998                 /s/ GERALD K. BECKMANN
      ------------------                -------------------------------------
                                                 Gerald K. Beckmann
                                           Director, Chairman of the Board,
                                        President and Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
  27                      Financial Data Schedule