Form 10QSB
period 1998-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 1999-02-16
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    ---------


                                   FORM 10-QSB


                                    ---------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ______________.



                         Commission file number 1-11900



                        INTEGRATED SECURITY SYSTEMS, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)



            DELAWARE                                     75-2422983
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)



8200 SPRINGWOOD, SUITE 230, IRVING, TEXAS                  75063
(Address of principal executive offices)                 (Zip Code)



                                 (972) 444-8280
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 1999, 9,263,993 shares of Registrant's common stock were outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Index to Integrated Security Systems, Inc. Consolidated Financial
Statements:

                                                                         Page
                                                                         ----

           Balance Sheets..................................................3

           Statements of Operations........................................4

           Statements of Cash Flows........................................5

           Notes to Financial Statements...................................6

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets


                                                                   December 31         June 30,
                                                                       1998              1998
                                                                   ------------      ------------
                                                                            (Unaudited)
                                ASSETS
Current assets:

   Cash and cash equivalents                                       $     80,497      $    311,117
   Accounts receivable, net of allowance for doubtful
     accounts of $62,608 and $45,159, respectively                    2,196,086         2,204,005
   Inventories                                                          955,869           926,442
   Restricted cash                                                       77,843           107,039
   Notes receivable, net of $140,000 discount                           560,000              --
   Deferred revenue                                                      78,563              --
   Other current assets                                                 316,218           192,987
                                                                   ------------      ------------
     Total current assets                                             4,265,076         3,741,590

Property and equipment, net                                           4,021,806         5,610,622
Intangible assets, net                                                1,394,287         2,055,117
Capitalized software development costs, net                             254,762           318,453
Deferred income taxes                                                   205,384           205,384
Other assets                                                             23,107            19,642
                                                                   ------------      ------------
     Total assets                                                  $ 10,164,422      $ 11,950,808
                                                                   ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  1,615,056      $  1,002,375
   Accrued liabilities                                                  563,371           675,616
   Deferred revenue                                                      36,000           159,945
   Current portion of long-term debt and other liabilities            1,777,179         1,564,617
                                                                   ------------      ------------
     Total current liabilities                                     $  3,991,606      $  3,402,553
                                                                   ------------      ------------

Long-term debt and other liabilities                                  6,152,025         7,490,753

Stockholders' equity:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     10,250 shares issued and outstanding                                   102               102
   Common stock, $.01 par value, 30,000,000 shares
     authorized; 9,313,993 and 8,525,808 shares, respectively,
     issued; and 9,263,993 and 8,475,808 shares,
     respectively, outstanding                                           93,140            85,258
   Additional paid in capital                                        11,376,199        10,822,802
   Accumulated deficit                                              (11,329,900)       (9,731,910)
   Treasury stock, 50,000 shares                                       (118,750)         (118,750)
                                                                   ------------      ------------
     Total stockholders' equity                                          20,791         1,057,502
                                                                   ------------      ------------
       Total liabilities and stockholders' equity                  $ 10,164,422      $ 11,950,808
                                                                   ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                    For the Three Months Ended         For the Six Months Ended
                                           December 31,                       December 31,
                                   ----------------------------      ----------------------------
                                       1998             1997             1998             1997
                                   -----------      -----------      -----------      -----------

Sales                              $ 2,962,309      $ 2,680,379      $ 5,539,851      $ 5,710,352
Cost of sales                        1,823,831        1,654,023        3,386,278        3,404,708
                                   -----------      -----------      -----------      -----------
Gross margin                         1,138,478        1,026,356        2,153,573        2,305,644

Operating expenses:
   Selling, general and
     administrative                  1,554,312        1,463,489        3,195,667        2,907,670
   Research and product
     development                        79,004           99,108          189,532          218,649
                                   -----------      -----------      -----------      -----------
                                     1,633,316        1,562,597        3,385,199        3,126,319
                                   -----------      -----------      -----------      -----------

Loss from operations                  (494,838)        (536,241)      (1,231,626)        (820,675)

Other income (expense):
   Interest income                      20,556           10,231           22,072           25,632
   Interest expense                   (217,264)        (221,374)        (430,485)        (411,368)
   Gain on sale of assets              109,221           36,971          102,220           39,285
   Other                               (47,283)         (22,095)         (51,871)         (21,829)
                                   -----------      -----------      -----------      -----------

Loss before income taxes              (629,608)        (732,508)      (1,589,690)      (1,188,955)
Provision for income taxes              (8,300)            (386)          (8,300)          (4,725)
                                   -----------      -----------      -----------      -----------

Net loss                           $  (637,908)     $  (732,894)     $(1,597,990)     $(1,193,680)
                                   ===========      ===========      ===========      ===========

Weighted average common and
   potential common
   shares outstanding                9,135,757        8,152,379        8,806,426        8,070,844
                                   ===========      ===========      ===========      ===========

Net loss per share                 $     (0.07)     $     (0.09)     $     (0.18)     $     (0.15)
                                   ===========      ===========      ===========      ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                      For the Six Months Ended
                                                                            December 31,
                                                                   ------------------------------
                                                                       1998              1997
                                                                   ------------      ------------

Cash flows from operating activities:
   Net income (loss)                                               $ (1,597,990)     $ (1,193,680)
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation                                                       268,465           282,322
     Amortization                                                       187,825           209,919
     Bad debt expense                                                    11,210            12,825
     Provision for warranty reserve                                      64,652            40,785
     Provision for inventory reserve                                     15,181             6,000
     Deferred revenue                                                  (202,508)            2,843
     Gain (loss) on sale of assets                                      249,221           (39,285)
     Debt discount                                                      140,000              --
     Other non-cash expenses                                            202,439            14,117
     Changes in operating assets and liabilities:
       Accounts receivable                                               (3,291)          687,710
       Inventories                                                      (44,608)         (180,611)
       Restricted cash                                                   29,196            (3,193)
       Other assets                                                     510,516            27,792
       Accounts payable                                                 612,681           (41,235)
       Accrued liabilities                                             (176,894)         (244,244)
                                                                   ------------      ------------
         Net cash used by operating activities                          266,095          (418,235)
                                                                   ------------      ------------

Cash flows from investing activities:
   Purchase of property and equipment                                  (408,405)         (848,741)
   Sale of property and equipment                                     1,729,975            88,160
                                                                   ------------      ------------
         Net cash provided (used) by investing activities             1,321,570          (760,581)
                                                                   ------------      ------------

Cash flows from financing activities:
   Issuance of common stock                                               7,882           188,843
   Issuance of notes receivable                                        (700,000)             --
   Payments on debt and other liabilities                            (2,726,497)         (245,474)
   Proceeds from notes payable and long-term debt                     1,600,330           488,804
                                                                   ------------      ------------
         Net cash (used) provided by financing activities            (1,818,285)          432,173
                                                                   ------------      ------------

Increase (decrease) in cash and cash equivalents                       (230,620)         (746,643)
Cash and cash equivalents at beginning of period                        311,117         1,581,191
                                                                   ------------      ------------
Cash and cash equivalents at end of period                         $     80,497      $    834,548
                                                                   ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended December 31, 1998 and 1997


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

NOTE 3 - DISPOSITION OF ASSETS

Effective October 1, 1998, the Company disposed of the MPA portion ("MPA") of its subsidiary, Golston Company, Inc. ("Golston"). MPA manufactures and markets modular buildings for financial institutions for use during new branch construction or existing facility remodeling. The asset sale involved the disposition of $1.7 million of fixed assets as well as approximately $200,000 of prepaid contracts and deposits. The Company sold MPA for $2.8 million consisting of $700,000 notes receivable and the remainder in cash. In conjunction with this transaction, the Company also retired debt of approximately $1.7 million. The Company recognized $248,143 as a gain on this sale offset by a discount on the notes receivable of $140,000. MPA was sold to MPA Systems, Inc., a corporation partially owned by James W. Casey, a former employee and former director of the Company.

NOTE 4 - DEBT CONVERSION

During October 1998, a portion of the convertible notes payable to unrelated fund managed by Renaissance Capital Group, Inc. were exercised, with $431,798 converted into 786,517 shares of common stock. The balance of the remaining convertible notes payable is $4,168,202.

NOTE 5 - SHORT-TERM FINANCING

The Company has obtained short-term financing through convertible promissory notes in the amount of $600,000 during the quarter ended December 31, 1998. These notes have an interest rate of 9% due monthly and are due on demand.

NOTE 6 - NET LOSS PER SHARE

Net loss per common share for each period is computed using the weighted average number of common and common equivalent shares outstanding during the respective periods. At December 31, 1998, there were 10,521,558 potentially dilutive common shares which were not included in weighted average shares outstanding because to do so would have been anti-dilutive.

NOTE 7 - POTENTIAL STOCK COMBINATION

At a Special Meeting on February 15, 1999, the holders of Common Stock of the Company will be asked to approve an amendment to the Company's Certificate of Incorporation for the purpose of effecting a Stock Combination pursuant to which the Company's outstanding shares of Common Stock could be exchanged for new shares of Common Stock, at the discretion of the Company's Board of Directors, in an exchange ratio to be approved by the Board of Directors, ranging from one newly issued share for each four outstanding shares to one newly issued share for each six outstanding shares. The favorable vote of the holders of a majority of the shares of Common Stock, represented in person or by Proxy at the meeting, will be required for such approval. The Board of Directors believes that the decrease in the number of outstanding shares of the Common Stock resulting from the Stock Combination will increase the average trading price of the Common Stock to over $1.00 per share, which would assure continued compliance with the minimum bid price listing requirement of the Nasdaq SmallCap Stock Market. There can be no assurance, however, that, even after effectuating the Stock Combination, that the Company will meet and maintain the minimum bid price listing requirement.

NOTE 8 - NET TANGIBLE ASSETS

The Company currently does not meet minimum listing requirement of the Nasdaq SmallCap Stock market for net tangible assets. If the Company is unable to attain compliance with this requirement, it will be delisted from the Nasdaq SmallCap Stock Market and will be traded on the Nasdaq over-the-counter market. The Company has a hearing scheduled with Nasdaq on February 18, 1999.

NOTE 9 - SUBSEQUENT EVENT - PURCHASE OF ASSETS

On January 29, 1999, the Company completed the acquisition of software technology for $200,000 cash and options to purchase 100,000 shares of the Company's common stock and executed an employment agreement with the author of the acquired technology. This technology is synergistic to Intelli-Site's core business as it broadens the platform capabilities of the Intelli-Site security integration software by enhancing features and functionality. Additionally, the Company acquired a small installed base of customers and existing equipment agreements of this emerging complementary technology.

NOTE 10 - SUBSEQUENT EVENT - FINANCING

On January 22, 1999, the Company entered into lending agreements with a bank primarily to replace an existing revolving lending facility and refinance previously retired facilities. The initial funding consisted of a $150,000 term loan payable over twenty-four months at prime interest rate plus 3%, a $300,000 inventory loan payable on demand at prime interest rate plus 3%, and a $1.8 million maximum revolving credit facility at prime interest rate plus 3%. The maximum credit eligibility of the new financing, secured by accounts receivable, inventory and equipment of $3 million is structured to increase to $5 million with Company growth.

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

RESULTS OF OPERATIONS

Quarter Ended December 31, 1998 Compared to Quarter Ended December 31, 1997.

Sales. The Company's sales increased by $.3 million (10%) to $3.0 million during the quarter ended December 31, 1998 from $2.7 million during the 1997 period. The majority of this increase is attributable to increased sales at the Company's B&B Electromatic, Inc. ("B&B") and Intelli-Site, Inc. subsidiaries.

For the quarter ended December 31, 1998, approximately 79% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 74% for the same 1997 period. The majority of the product manufacturing percentage increase is due to increased sales at B&B but was offset, in part, by increased sales at Intelli-Site, Inc.

Cost of Sales and Gross Margin. Gross margin as a percent of sales remained comparable for the quarters ended December 31, 1998 and 1997.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1.6 million during the quarter ended December 31, 1998 from $1.5 million during the 1997 period. The majority of the increase was attributable to a 7% increase in sales and marketing expenses pertaining to the Intelli-Site product.

Research and Product Development. Research and product development expenses decreased by approximately $20,000 during the quarter ended December 31, 1998 compared to the 1997 period due to the completion of the development of a new railroad barrier product at B&B.

Interest Expense. Interest expense remained comparable for the quarter ended December 31, 1998, compared to the comparable 1997 period.

Six Months Ended December 31, 1998 Compared to Six Months Ended December 31,
1997.

Sales. The Company's sales decreased by $.2 million (3.6%) to $5.5 million during the six months ended December 31, 1998 from $5.7 million during the 1997 period. The Company's installation division of the Security Systems Group ("SSG") experienced a $424,000 decline in sales compared to the prior year period due to installation timing issues on several projects. The majority of this decline was offset by increased sales at the B&B and Intelli-Site subsidiaries.

For the six months ended December 31, 1998, approximately 77% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 73% for the same 1997 period.

Cost of Sales and Gross Margin. Gross margin as a percent of sales remained comparable for the six months ended December 31, 1998 and 1997.

Selling, General and Administrative. Selling, general and administrative expenses increased to $3.2 million during the six months ended December 31, 1998 from $2.9 million during the comparable 1997 period. Most of the increase was attributable to a 10% increase in sales and marketing expenses at the Intelli-Site subsidiary, the addition and relocation of newly hired staff, and the realignment of the reporting structure of SSG during the 1999 period.

Research and Product Development. Research and product development expenses decreased by approximately $30,000 during the six months ended December 31, 1998 compared to the comparable 1997 period due to the completion of the development of a new railroad barrier product at B&B.

Interest Expense. Interest expense remained comparable for the six months ended December 31, 1998 and 1997 due to the net effect of retiring one revolving credit facility and the increased utilization of another.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased by $230,620 during the first six months of fiscal 1999 using $408,405 for property and equipment net of $1,729,975 in property and equipment sales and provided $266,095 for operations. During the 1997 period, the Company used $848,741 for property and equipment and $418,235 for operations. During the first six months of fiscal 1999, the Company financed its operations from cash flow from long-term and short-term borrowings of $1,600,330, made payments of $2,726,497 on debt and other liabilities and issued $700,000 in notes receivable. Payments on debt and other liabilities consisted primarily of retiring a credit facility of $300,000, retiring a revolving credit facility of $1,568,688. Borrowings consisted primarily of a new factoring facility utilized of $733,966 and additional short-term financing of $600,000.

Effective October 1, 1998, the Company disposed of the MPA portion ("MPA") of its subsidiary, Golston Company, Inc. ("Golston"). MPA manufactures and markets modular buildings for financial institutions for use during new branch construction or existing facility remodeling. The asset sale involved the disposition of $1.7 million of fixed assets as well as approximately $200,000 of prepaid contracts and deposits. The Company sold MPA for $2.8 million consisting of $700,000 notes receivable and the remainder in cash. In conjunction with this transaction, the Company also retired debt of approximately $1.7 million. The Company recognized $248,143 as a gain on this sale offset by a discount on the notes receivable of $140,000. MPA was sold to MPA Systems, Inc., a corporation partially owned by James W. Casey, a former employee and former director of the Company.

The Company has experienced a significant increase in orders received. The Company's backlog, calculated as the aggregate sales prices of firm orders received from customers less revenue recognized, was approximately $5.44 million at January 31, 1999. The Company expects that the majority of this backlog will be filled during fiscal 1999 and the first half of fiscal 2000.

On January 22, 1999, the Company entered into lending agreements with a bank primarily to replace an existing revolving lending facility and refinance previously retired facilities. The initial funding consisted of a $150,000 term loan payable over twenty-four months at prime interest rate plus 3%, a $300,000 inventory loan payable on demand at prime interest rate plus 3% and a $1.8 million maximum revolving credit facility at prime interest rate plus 3%. The maximum credit eligibility of the new financing, secured by accounts receivable, inventory and equipment of $3 million is structured to increase to $5 million with Company growth.

Historically, the Company's manufacturing subsidiaries have generated positive cash flow from operations. This positive cash flow, in conjunction with the existing financing facilities or any future financing facilities, should position the Company to cover its working capital needs for all subsidiaries except Intelli-Site. Development of distribution channels for Intelli-Site will continue, with a significant portion of future investments being utilized to launch Intelli-Site through direct sales, equipment manufacturers, and national security networks. To finance these activities, the Company anticipates that it will need to raise additional funds in the upcoming fiscal year through one of more of the following: consolidating debt, additional equity, and sales of assets. The Company has engaged an investment banker to assist with this process and is currently evaluating several options.

POTENTIAL STOCK COMBINATION

At a Special Meeting on February 15, 1999, the holders of Common Stock of the Company will be asked to approve an amendment to the Company's Certificate of Incorporation for the purpose of effecting a Stock Combination pursuant to which the Company's outstanding shares of Common Stock could be exchanged for new shares of Common Stock, at the discretion of the Company's Board of Directors, in an exchange ratio to be approved by the Board of Directors, ranging from one newly issued share for each four outstanding shares to one newly issued share for each six outstanding shares. The favorable vote of the holders of a majority of the shares of Common Stock, represented in person or by Proxy at the meeting, will be required for such approval. The Board of Directors believes that the decrease in the number of outstanding shares of the Common Stock resulting from the Stock Combination will increase the average trading price of the Common Stock to over $1.00 per share, which would assure continued compliance with the minimum bid price listing requirement of the Nasdaq SmallCap Stock Market. There can be no assurance, however, that, even after effectuating the Stock Combination, that the Company will meet and maintain the minimum bid price.

NET TANGIBLE ASSETS

The Company is currently under the minimum listing requirement of the Nasdaq SmallCap Stock market for net tangible assets. If the Company is unable to attain compliance with this requirement, it will be delisted from the Nasdaq SmallCap Stock Market and will be traded on the Nasdaq over-the-counter market. The Company has a hearing scheduled with Nasdaq on February 18, 1999.

YEAR 2000 ISSUE

The Year 2000 issue concerns the ability of computer software programs, including the logic contained within embedded chips, to correctly identify and process date-sensitive calculations across and beyond the Year 2000 dateline. The Company believes the products and systems it manufactures to be unaffected by the Year 2000 issue. The Company currently utilizes third-party equipment and software that may be affected by the Year 2000 issue and continues to assess and address its critical business information and production systems regarding the Year 2000 issue for both Information Technology ("IT") and non-IT systems. The Company has implemented a reporting structure to identify and periodically monitor its completed and in-progress activities on Year 2000 issues to corporate management. Although the Company does not expect Year 2000 issues to have a material impact on its financial results or operations, there can be no assurance that there will be no disruptions or that the Company will not incur significant costs to avoid such disruptions.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        10.72 Loan agreement between the Company and The Frost National Bank dated January 22, 1999.

        27     Financial Data Schedule.

(b)     Reports filed on Form 8-K.

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

                                        Integrated Security Systems, Inc.
                                   -------------------------------------------
                                                 (Registrant)



Date:   February 15, 1999                   /s/ GERALD K. BECKMANN
      ---------------------        -------------------------------------------
                                                Gerald K. Beckmann
                                         Director, Chairman of the Board,
                                       President and Chief Executive Officer

                               INDEX TO EXHIBITS

Exhibit
Number               Description
-------              -----------
10.72       Form of Loan agreement between the Company and The Frost National
            Bank dated January 22, 1999.

27          Financial Data Schedule.