Form 10QSB
period 1999-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 1999-05-17
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                         ------------------------------

                                   FORM 10-QSB

                         ------------------------------



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999.

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ]

As of April 30, 1999, 9,313,993 shares of Registrant's common stock were outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Index to Integrated Security Systems, Inc. Consolidated Financial
Statements:

                                                                                              Page
                                                                                              ----
           Balance Sheets......................................................................3

           Statements of Operations............................................................4

           Statements of Cash Flows............................................................5

           Notes to Financial Statements.......................................................6

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                                 March 31,         June 30,
                                                                                  1999               1998
                                                                               ------------      ------------
                                                                                (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                                   $    259,453      $    311,117
   Accounts receivable, net of allowance for doubtful
     accounts of $58,327 and $45,159, respectively                                2,499,412         2,204,005
   Inventories                                                                      939,749           926,442
   Restricted cash                                                                     --             107,039
   Notes receivable, net of $90,000 discount                                        360,000              --
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                       121,297              --
   Other current assets                                                             222,326           192,987
                                                                               ------------      ------------
     Total current assets                                                         4,402,237         3,741,590

Property and equipment, net                                                       3,932,500         5,610,622
Intangible assets, net                                                            1,408,852         2,055,117
Capitalized software development costs, net                                         389,585           318,453
Deferred income taxes                                                               205,384           205,384
Other assets                                                                         23,107            19,642
                                                                               ------------      ------------
     Total assets                                                              $ 10,361,665      $ 11,950,808
                                                                               ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $  1,388,153      $  1,002,375
   Accrued liabilities                                                              877,666           675,616
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                       105,465           159,945
   Current portion of long-term debt and other liabilities                        2,976,082         1,564,617
                                                                               ------------      ------------
     Total current liabilities                                                 $  5,347,366      $  3,402,553
                                                                               ------------      ------------

Long-term debt and other liabilities                                              6,048,202         7,490,753

Stockholders' equity:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     10,250 shares issued and outstanding                                               102               102
   Common stock, $.01 par value, 30,000,000 shares
     authorized; 9,313,993 and 8,525,808 shares, respectively,
     issued; and 9,263,993 and 8,475,808 shares,
     respectively, outstanding                                                       93,140            85,258
   Additional paid in capital                                                    11,889,564        10,822,802
   Deferred financing costs                                                        (128,415)             --
   Accumulated deficit                                                          (12,769,544)       (9,731,910)
   Treasury stock, 50,000 shares                                                   (118,750)         (118,750)
                                                                               ------------      ------------
     Total stockholders' equity                                                  (1,033,903)        1,057,502
                                                                               ------------      ------------
       Total liabilities and stockholders' equity                              $ 10,361,665      $ 11,950,808
                                                                               ============      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                            FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                    MARCH 31,                         MARCH 31,
                                           ----------------------------      ----------------------------
                                              1999             1998             1999             1998
                                           -----------      -----------      -----------      -----------
Sales                                      $ 2,983,720      $ 2,350,663      $ 8,523,571      $ 8,061,015
Cost of sales                                1,783,390        1,532,527        5,169,668        4,937,235
                                           -----------      -----------      -----------      -----------
Gross margin                                 1,200,330          818,136        3,353,903        3,123,780
                                           -----------      -----------      -----------      -----------

Operating expenses:
   Selling, general and administrative       2,074,755        1,462,805        5,270,422        4,370,475
   Research and product development             93,742           58,343          283,274          276,992
                                           -----------      -----------      -----------      -----------
                                             2,168,497        1,521,148        5,553,696        4,647,467
                                           -----------      -----------      -----------      -----------

Income (loss) from operations                 (968,167)        (703,012)      (2,199,793)      (1,523,687)

Other income (expense):
   Interest income                              15,727            7,705           37,799           33,337
   Interest expense                           (474,944)        (216,926)        (905,429)        (628,294)
   Gain (loss) on sale of assets                  --             (2,499)         102,220           36,786
   Other                                        (9,110)         (19,604)         (60,981)         (41,433)
                                           -----------      -----------      -----------      -----------

Income (loss) before income taxes           (1,436,494)        (934,336)      (3,026,184)      (2,123,291)
Benefit (provision) for income taxes            (3,150)            (249)         (11,450)          (4,974)
                                           -----------      -----------      -----------      -----------


Net income (loss)                          $(1,439,644)     $  (934,585)     $(3,037,634)     $(2,128,265)
                                           ===========      ===========      ===========      ===========

   Weighted average common and
     potential common shares
     outstanding                             9,263,993        8,204,386        8,956,722        8,148,285
                                           ===========      ===========      ===========      ===========

   Basic and diluted loss per
     common share:                         $     (0.16)     $     (0.11)     $     (0.34)     $     (0.26)
                                           ===========      ===========      ===========      ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                For the Nine Months Ended
                                                                       March 31,
                                                              ----------------------------
                                                                 1999             1998
                                                              -----------      -----------
Cash flows from operating activities:
   Net loss                                                   $(3,037,634)     $(2,128,265)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation                                                 378,049          437,955
     Amortization                                                 344,146          311,270
     Bad debt expense                                              15,810           12,825
     Provision for warranty reserve                                92,650           66,785
     Provision for inventory reserve                               20,681            9,000
     Gain on sale of assets                                      (102,220)         (36,786)
     Stock purchase warrant issuance                              514,414             --
     Other noncash expenses                                          --             18,228
     Changes in operating assets and liabilities:
       Accounts receivable                                       (311,217)         885,356
       Inventories                                                (33,988)        (196,446)
       Restricted cash                                            107,039           (3,193)
       Costs and estimated earnings in excess of billings
         on uncompleted contracts                                (121,297)            --
       Other assets                                               (57,716)         (29,050)
       Accounts payable                                           385,778          130,606
       Accrued liabilities                                        (35,600)        (301,847)
       Billings in excess of costs and estimated earnings
         on uncompleted contracts                                 (54,480)         133,151
                                                              -----------      -----------
         Net cash used by operating activities                 (1,895,585)        (690,411)
                                                              -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                            (429,902)        (907,287)
   Purchase of software technology                                (55,000)            --
   Proceeds from sale of MPA                                    1,859,129             --
   Sale of property and equipment                                   1,212           88,160
                                                              -----------      -----------
         Net cash provided (used) by investing activities       1,375,439         (819,127)
                                                              -----------      -----------

Cash flows from financing activities:
   Issuance of common stock                                         7,882          188,871
   Proceeds from sale of notes receivable                         200,000             --
   Payments on debt and other liabilities                      (3,738,934)        (380,408)
   Proceeds from notes payable and long-term debt               3,999,534          733,804
                                                              -----------      -----------
         Net cash provided by financing activities                468,482          542,267
                                                              -----------      -----------

Increase (decrease) in cash and cash equivalents                  (51,664)        (967,271)
Cash and cash equivalents at beginning of period                  311,117        1,581,191
                                                              -----------      -----------
Cash and cash equivalents at end of period                    $   259,453      $   613,920
                                                              ===========      ===========

Noncash investing and financing activities:
   Notes payable converted to common stock                    $   423,933      $      --
                                                              ===========      ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                    Nine Months Ended March 31, 1999 and 1998


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

NOTE 3 - FINANCING

On January 14, 1999, the Company received $100,000 in cash in exchange for a promissory note at 12% interest due and payable on January 24, 1999. The Company paid the note in full on February 2, 1999. In connection with this transaction, the Company issued warrants to purchase 181,818 shares of common stock at an exercise price of $0.7188 which expire in 2004.

On January 22, 1999, the Company entered into lending agreements with a bank primarily to replace an existing revolving lending facility and refinance previously retired facilities. The initial funding consisted of a $150,000 term loan payable over twenty-four months at prime interest rate plus 3%, a $300,000 inventory loan payable on demand at prime interest rate plus 3%, and a $1.8 million maximum revolving credit facility at prime interest rate plus 3%. The maximum credit eligibility of the new financing, secured by accounts receivable, inventory and equipment of $3 million is structured to increase to $5 million with Company growth. The current balance is $760,552.

On March 8, 1999, the Company received $600,000 in cash in exchange for a promissory note at 9% interest due and payable upon demand or upon the sale of its subsidiary Golston Company, Inc. ("Golston"). In connection with this transaction, the Company issued warrants to purchase 1,092,897 shares of common stock at an exercise price of $0.549 which expire in 2004.

NOTE 4 - NET LOSS PER SHARE

Net loss per common share for each period is computed using the weighted average number of common and common equivalent shares outstanding during the respective periods. At March 31, 1999, there were 12,710,766 potentially dilutive common shares which were not included in weighted average shares outstanding because to do so would have been anti-dilutive.

NOTE 5 - NASDAQ DELISTING

On March 23, 1999, the Company's securities were delisted from the Nasdaq Stock Market due to non-compliance with the net tangible assets, market capitalization, net income and bid price requirements as set forth in Nasdaq Marketplace Rules 4310(c)(2) and 4310(c)(4), respectively. Accordingly, the Company's securities began trading on the OTC Bulletin Board effective March 24, 1999.

NOTE 6 - POTENTIAL DISPOSITION OF ASSETS

Effective October 1, 1998, the Company disposed of the MPA portion ("MPA") of its Golston subsidiary. On March 24, 1999, the Company executed a nonbinding Letter of Intent regarding the sale of the remaining operations of Golston. For the nine months ending March 31, 1999, Golston had sales of $3,181,062 and total assets of $5,129,100. For the three months ending March 31, 1999, sales were $1,079,597. Specific terms and conditions regarding the potential disposition of the Company's subsidiary are currently under negotiation. There can be no assurance that a binding agreement for the sale of Golston will be entered into by the Company.

NOTE 7 - SALE OF NOTES RECEIVABLE

On February 19, 1999, the Company sold $250,000 of the notes receivable established at the sale of MPA in October 1998. The Company received $200,000, plus $4,281 for accrued interest, in cash for the sale.

NOTE 8 - SUBSEQUENT EVENT - SALE OF NOTES RECEIVABLE

On April 1, 1999, the Company sold $150,000 of the notes receivable established at the sale of MPA in October 1998. The Company received $120,000 cash for the sale.

NOTE 9 - SUBSEQUENT EVENT - LEGAL PROCEEDINGS

In April 1999, the Company and its subsidiary, B&B Electromatic, Inc. ("B&B") were sued by Robert I. Abbott in the 20th Judicial District Court, East Feliciana Parish, Louisiana. Mr. Abbott claims breach of an oral employment agreement, and claims damages of approximately $750,000. The Company believes the case is without merit and intends to vigorously defend itself in this matter.

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998.

Sales. The Company's sales increased by $.6 million (27%) to $3.0 million during the quarter ended March 31, 1999 from $2.4 million during the 1998 period. This increase occurred without the benefit of revenue from the Company's MPA portion ("MPA") of operations which was sold on October 1, 1998. The majority of this increase is attributable to increased sales at the Company's B&B Electromatic, Inc. ("B&B") and Intelli-Site, Inc. subsidiaries.

For the quarter ended March 31, 1999, approximately 75% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 67% for the same 1998 period. The majority of the product manufacturing percentage increase is due to increased sales at B&B.

Cost of Sales and Gross Margin. Gross margin as a percent of sales increased by 5.4%, or by $.4 million to $1.2 million during the quarter ended March 31, 1999 from $.8 million during the 1998 period.

Selling, General and Administrative. Selling, general and administrative expenses increased to $2.1 million during the quarter ended March 31, 1999 from $1.5 million during the 1998 period. This increase included $.3 million related to the issuance of warrants to purchase common stock as a result of the conversion of debt to equity and to the additional relocation of staff to support Intelli-Site.

Research and Product Development. Research and product development expenses increased by approximately $35,000 during the quarter ended March 31, 1999 compared to the 1998 period due to the continuing development of the Intelli-Site(R) software.

Interest Expense. Interest expense increased for the quarter ended March 31, 1999, compared to the comparable 1998 period primarily due to the issuance of stock purchase warrants to secure additional financing.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998.

Sales. The Company's sales increased by $460,000 (6%) to $8.5 million during the nine months ended March 31, 1999 from $8.1 million during the 1998 period. The Company's installation division of the Security Systems Group ("SSG") experienced a $290,000 decline in sales compared to the prior year period due to installation timing issues on several projects. This decline was offset by increased sales at the B&B and Intelli-Site subsidiaries of $540,000 and $235,000, respectively.

For the nine months ended March 31, 1999, approximately 76% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 71% for the same 1998 period.

Cost of Sales and Gross Margin. Gross margin as a percent of sales increased by 9.7%, or by $.3 million to $3.4 million from $3.1 million during the comparable 1998 period.

Selling, General and Administrative. Selling, general and administrative expenses increased to $5.3 million during the nine months ended March 31, 1999 from $4.4 million during the comparable 1998 period. Most of the increase was attributable to an increase in sales and marketing expenses at the Intelli-Site subsidiary, the addition and relocation of newly hired staff. and the issuance of common stock purchase warrants related to the conversion of debt to equity.

Research and Product Development. Research and product development expenses remained comparable for the nine months ended March 31, 1999 and 1998.

Interest Expense. Interest expense increased to $.9 million during the nine months ended March 31, 1999 from $.6 million during the comparable 1998 period. Most of the increase was due to the issuance of stock purchase warrants to secure additional financing.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased by $51,664 during the first nine months of fiscal 1999, using $429,902 for property and equipment net of $1,859,129 from the sale of MPA and using $1,895,585 for operations. During the 1998 period, the Company used $907,287 for property and equipment purchases and $690,411 for operations. During the first nine months of fiscal 1999, the Company financed its operations from cash flow from long-term and short-term borrowings of $3,999,534 and the sale of notes receivables of $200,000 and made payments of $3,738,934 on debt and other liabilities. Payments on debt and other liabilities consisted primarily of retiring a credit facility of $838,275 and retiring a revolving credit facility of $1,568,688. Borrowings consisted primarily of proceeds from the new factoring facility of $1,400,689 and additional short-term financing of $600,000.

The Company has experienced a significant increase in orders received. The Company's backlog, calculated as the aggregate sales prices of firm orders received from customers less revenue recognized, was approximately $4,540,331 at April 30, 1999. The Company expects that the majority of this backlog will be filled during fiscal 1999 and fiscal 2000.

On January 14, 1999, the Company received $100,000 in cash in exchange for a promissory note at 12% interest due and payable on January 24, 1999. The Company paid the note in full on February 2, 1999. In connection with this transaction, the Company issued warrants to purchase 181,818 shares of common stock at an exercise price of $0.7188 which expire in 2004.

On January 22, 1999, the Company entered into lending agreements with a bank primarily to replace an existing revolving lending facility and refinance previously retired facilities. The initial funding consisted of a $150,000 term loan payable over twenty-four months at prime interest rate plus 3%, a $300,000 inventory loan payable on demand at prime interest rate plus 3%, and a $1.8 million maximum revolving credit facility at prime interest rate plus 3%. The maximum credit eligibility of the new financing, secured by accounts receivable, inventory and equipment of $3 million is structured to increase to $5 million with Company growth. The current balance is $760,552.

On March 8, 1999, the Company received $600,000 in cash in exchange for a promissory note at 9% interest due and payable upon demand or upon the sale of Golston Company, Inc. ("Golston"). In connection with this transaction, the Company issued warrants to purchase 1,092,897 shares of common stock at an exercise price of $0.549 which expire in 2004.

Effective October 1, 1998, the Company disposed of the MPA portion of its Golston subsidiary. On March 24, 1999, the Company executed a nonbinding Letter of Intent regarding the sale of the remaining operations of Golston. For the nine months ending March 31, 1999, Golston had sales of $3,181,062 and total assets of $5,129,100. For the three months ending March 31, 1999, sales were $1,079,597. Specific terms and conditions regarding the potential disposition of the Company's subsidiary are currently under negotiation. There can be no assurance that a binding agreement for the sale of Golston will be entered into by the Company.

Development of distribution channels for Intelli-Site will continue, with a significant portion of future investments being utilized to launch Intelli-Site through direct sales, equipment manufacturers, and national security networks. To finance these activities, the Company will need to raise additional funds through one or more of the following: consolidating debt, additional equity, and sales of assets. The Company has an investment banker assisting with this process and is currently evaluating several options.

YEAR 2000 ISSUE

The Year 2000 issue concerns the ability of computer software programs, including the logic contained within embedded chips, to correctly identify and process date-sensitive calculations across and beyond the Year 2000 dateline. The Company believes the products and systems it manufactures to be unaffected by the Year 2000 issue. The Company currently utilizes third-party equipment and software that may be affected by the Year 2000 issue and continues to assess and address its critical business information and production systems regarding the Year 2000 issue for both Information Technology ("IT") and non-IT systems. The reporting process used by the Company to assess its Year 2000 readiness has identified some systems where potential problems may exist. The Company is currently evaluating alternative solutions to determine the most feasible approach for resolution. Regardless of the resolution selected, the Company believes that the associated financial impact will not be material. There can be no assurance that there will be no disruptions or that the Company will not incur significant costs to avoid such disruptions.

POTENTIAL DISPOSITION OF ASSETS

Effective October 1, 1998, the Company disposed of the MPA portion ("MPA") of its subsidiary, Golston Company, Inc. ("Golston"). On March 24, 1999, the Company executed a nonbinding Letter of Intent regarding the sale of the remaining operations of Golston. For the nine months ending March 31, 1999, Golston had sales of $3,181,062 and total assets of $5,129,100. For the three months ending March 31, 1999, sales were $1,079,597. Specific terms and conditions regarding the potential disposition of the Company's subsidiary are currently under negotiation. There can be no assurance that a binding agreement for the sale of Golston will be entered into by the Company.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         Ex. 27      Financial Data Schedule

(a)      Reports filed on Form 8-K.

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Integrated Security Systems, Inc.
                                 -----------------------------------------------
                                              (Registrant)



Date:     May 17, 1999                      /s/ GERALD K. BECKMANN
      ----------------           -----------------------------------------------
                                               Gerald K. Beckmann
                                 Director, President and Chief Executive Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.      DESCRIPTION
-------    -----------
  27       Financial Data Schedule