Form 10KSB
period 1999-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 1999-10-13
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------

                                  FORM 10-KSB

                                  ------------

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Paid).

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required).


                       For Fiscal Year Ended June 30, 1999
                         Commission File Number: 1-11900

                                  ------------

                        INTEGRATED SECURITY SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


                     Delaware                          75-2422983
             (State of Incorporation)     (I.R.S. Employer Identification No.)


        8200 SPRINGWOOD DRIVE, SUITE 230, IRVING, TX 75063 (972) 444-8280
              (Address including zip code, area code and telephone
                   number of Registrant's executive offices.)

                                  ------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class          Name of Each Exchange on Which Registered
 ------------------------------   ---------------------------------------------
  Common stock, $.01 par value               OTC Bulletin Broad

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

Issuer's revenues for its most recent fiscal year:  $5,828,247

As of September 23, 1999, 10,549,145 shares of the Registrant's common stock were outstanding and 1,450,000 warrants were outstanding.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: as of September 23, 1999, $2,912,290. This amount was computed by reference to the average close price of Registrant's common stock.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Item No.                                                                                           Page
--------                                                                                           ----
                                                      PART I


    1.     Description of Business...................................................................3

    2.     Description of Properties.................................................................6

    3.     Legal Proceedings.........................................................................6


                                                      PART II


    5.     Market for Company's Common Equity and Related Stockholder Matters........................7

    6.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....8

    7.     Financial Statements.....................................................................11

    8.     Disagreements with Accountants on Accounting and Financial Disclosure....................29


                                                     PART III


    9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of the Exchange Act...................................................29

   10.     Executive Compensation...................................................................29

   11.     Security Ownership of Certain Beneficial Owners and Management...........................29

   12.     Certain Relationships and Related Transactions...........................................29


                                                      PART IV


   13.     Exhibits, Lists and Reports on Form 8-K..................................................29

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

The Company designs, develops, manufactures, distributes and services security and traffic control products used in the commercial, industrial and government sectors through two wholly owned subsidiaries, B&B Electromatic, Inc. ("B&B") and Intelli-Site, Inc. ("ISI"). The Company, through its B&B subsidiary, has been in business since 1925 and its products are used in thousands of locations across the country.

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

INTELLI-SITE, INC.

Within the security industry, it is generally accepted that automated integration improves productivity, reduces loss (which reduces insurance premiums) and improves response time and accuracy. With respect to integrated systems, Intelli-Site(R) is designed as a standard product that will break the stranglehold proprietary system providers have on customers. By providing the industry with an open system, Intelli-Site can integrate products (hardware/devices) across the industry from different vendors, and be tailored to unique customer requirements. As a hardware-independent software supplier, Intelli-Site, Inc. is able to decouple the selection of software from hardware, providing customers the ability to mix-and-match different hardware (from various manufacturers) into a single, integrated security system platform.

With Intelli-Site NT, customers can integrate a wide variety of devices from various manufacturers such as access control, closed circuit television ("CCTV"), badge systems, fire alarm systems, lighting control and HVAC systems. In addition to providing centralized control, users can tailor the interface for ease of operation based on their unique functional requirements.

Since Intelli-Site NT is device non-specific, customers can integrate currently installed equipment, even if purchased from different manufacturers. For example, an access control system and a CCTV system from different hardware manufacturers may already exist within a facility, but due to the proprietary nature of both systems, they cannot communicate with each other. Unless the two systems can communicate, a "forced door" alarm on the access control system cannot initiate a video recording of the event. A proprietary integrated system would require replacement of one or both of the existing systems with equipment compatible to that of the proprietary system. However, assuming device drivers are available, Intelli-Site NT can integrate existing systems thereby avoiding expensive equipment retrofits, time delays and single vendor dependencies.

No two companies, facilities or workgroups are identical; each has different security requirements. Intelli-Site NT, while a standard product, allows users to define its configuration (what is to be integrated), its Graphical User Interface -- GUI (how the operator controls the system), its functionality (what the system does) and its databases (what/how data is stored). In the past, only a custom designed system could provide this level of user-specific features. Other standard software products either cannot be tailored or attempt to provide some limited "customization" through a fixed set of user options. With Intelli-Site NT, user-defined restrictions are limited to the capabilities of the integrated devices.

A simple example of user-defined functionality is evaluating the desired response, for different situations, given an identical alarm. In a warehouse, the user may wish to respond to a "forced door" alarm by having Intelli-Site NT sound an alarm, turn on the warehouse lights, lock all surrounding doors, page a guard, notify the police, and turn on a camera and record the alarm site and surrounding areas -- all automatically.

Users can also change Intelli-Site's functions at any time. For instance, if the alarm in the warehouse example occurred during a public open-house event, the "high security" response cited above could be changed to a notification only during the open house, and reset back to the series of "high security" responses once the open-

--------------------------------------------------------------------------------
house has ended. With Intelli-Site NT, changing the system's function can be done in seconds with a few mouse "clicks", while the system continues to monitor the rest of the facility.

B&B ELECTROMATIC, INC.

B&B, the Company's manufacturing subsidiary, designs, manufactures and distributes warning gates, crash barriers (railroad, anti-terrorist and traffic control barriers), lane changers, airport and navigational lighting, and perimeter security gates and operators. In operation since 1925, B&B enjoys a long-term reputation of high quality designs with its broad customer network of engineering and architectural firms.

Core Business

B&B's core products (gates and barriers, perimeter security, navigational lighting) compete primarily in the road and bridge construction/refurbishment and perimeter security markets. Their products are used for gating/barricading movable bridges, locking down sections of road under construction, gates for reversible lane changer systems, gates to secure railroad crossings, operators and gates used in perimeter security and navigational lights used primarily with waterways. B&B typically sells through electrical sub-contractors or through distributors.

Fewer movable bridges are being constructed and as a result, B&B is seeking broader applications of their movable gates and barriers. Highway lane changers, road construction gates and barriers, seismic gates and perimeter security gates are all growing market opportunities for B&B.

New Business

After two years of development and testing, B&B's railroad safety barrier gate was accepted by the Federal Highway Administration in November 1999. The safety gate was designed to improve safety at highway railroad crossings (HRC's) without the necessity of grade separations (bridges or underpasses). Federal funding of $160 million per year is available for upgrading the safety of the more than 262,000 existing HRC's. Additional federal and state funding is available for HRC's on high-speed rail corridors which have mandated upgrade requirements.

The B&B railroad safety barrier gate is targeted for HRC's with high accident incident rates, blind curves, high frequency of hazardous rail transport, whistle-ban zones, multiple track crossings and high-speed rail corridors. By entering into the national HRC market, it is expected that B&B's served available market will increase by tenfold. Penetration into the market, however, may require a relatively long sales cycle due to Federal funding approvals.

WARRANTY

The Company has one-year, two-year and five-year warranties on products it manufactures. The Company provides for replacement of components and products that contain manufacturing defects. When the Company uses other manufacturer's components, the warranties of the other manufacturers are passed to the dealers and end users. To date, the servicing and replacement of defective software components and products have not been material.

BACKLOG

The Company's backlog, calculated as the aggregate sales prices of firm orders received from customers less revenue recognized, was approximately $2.7 million at September 23, 1999. The Company expects that the majority of this backlog will be filled during fiscal 2000 and the first quarter of fiscal 2001.

PRODUCT DESIGN AND DEVELOPMENT

There are currently four employees of the Company dedicated to research, development and product engineering. During fiscal 1998 and 1999, the Company spent approximately $246,433 and $378,365 respectively, on research and development, primarily related to the development and enhancement of Intelli-Site.


--------------------------------------------------------------------------------

COMPETITION

Intelli-Site, Inc.

Many companies across the industry use the term "integrated security system" to describe their products and services. In fact, an integrated security system can range to feature-rich, real-time sophisticated software systems (including custom coded integrated solutions) from very limited fixed function systems "integrating" as few as two sub-systems. Differences in functionality, performance, and price vary greatly. Intelli-Site NT has the capability to compete across the entire spectrum and consequently has a diverse set of competitors, depending on the complexity of the integration effort. Intelli-Site NT competitors will generally fall into one of three categories: Access Control Manufacturers, "Pure" Integrated Systems Platforms and Custom Software Developers.

B&B Electromatic, Inc.

B&B's road and bridge product line competitors are relatively the same size as B&B with regionally concentrated customer bases versus B&B's national coverage. B&B has an excellent reputation and a far more extensive design specification network, having been in this market niche since 1925. Only one other hydraulic operator competes with B&B's high-end perimeter security products. One other road and bridge company has a Federal Highway Administration accepted railroad crossing restraining system which costs three to five times B&B's railroad safety barrier gate. The competition for this emerging market is as yet unidentifiable.

Access Control Manufacturers

The access control-based integrated systems products range in capability from the control of panel inputs/outputs to the integration of access control systems with other security sub-systems, most commonly CCTV. Access Control and Security Systems Integration magazine, in its annual Buyers Guide, lists approximately 200 companies providing software for access control integration (integration of access control systems with other security devices and sub-systems). Access control manufactures provide closed, proprietary systems for integration of their respective hardware. Only a few manufacturers offer complete integrated systems. Vendor-proprietary systems tend to be expensive and lock the customer into one supplier. The end-user cannot add new features or integrate new technologies unless the access control manufacturer supplies them. Access control manufactures' integrated product solutions therefore prevent systems integrators and end-users from integrating the best products and/or technologies that best meet the end-user requirements.

"Pure" Integrated Systems Platforms

"Pure" integrated system providers ("ISP") offer integration platforms that are open -- non-proprietary and able to integrate across any device or sub-system. ISP's can integrate products (hardware/devices) across the industry from different vendors. The Company has identified four third party providers that supply software that competes with Intelli-Site NT: LARES Technology, Lenel, Orion Automation Incorporated (Oasis), and Security Application Incorporated
(SAI). It is estimated that in 1998 the "Pure" Integrated Systems Platform products accounted for less than 2% of the $170 MM software sub-segment of the $3.4 billion systems integration segment. None of the identified competitors have established themselves as a clear market leader.

Custom Software Developers

Custom software solutions for integrated security typically target large systems with complex user integration requirements between multiple sub-systems. A number of system developers and large systems integrators provide custom solutions. An estimated 17% (and declining) of end users use custom developed solutions. However, the Company believes many of these end users would consider using a non-proprietary tailored, user-definable standard platform if one were available. Today, of the estimated 1,000 system integrators in the market, only a small fraction is capable of developing custom software applications. Open, user-definable systems such as Intelli-Site NT would allow many of these integrators to bid competitively on large, integrated security system jobs that have traditionally required custom developed software solutions.

The Company faces intense competition in the security industry. Certain of the Company's competitors are large, well-financed and established companies that have greater name recognition and resources for research


--------------------------------------------------------------------------------
and development, manufacturing and marketing than the Company has and, therefore, may be better able than the Company to compete for a share of the market.

EMPLOYEES

As of June 30, 1999, the Company employed 69 people, all in full-time positions. None of the Company's employees are subject to collective bargaining agreements. The Company believes that relations with its employees are good.

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

ITEM 3.       LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed in the Division A, 20th Judicial District Court, East Feliciana Parish, State of Louisiana, entitled Robert I. Abbott v. B&B Electromatic, Inc. and Integrated Security Systems, Inc. (Case No. 031904) In July 1999, Mr. Abbott filed a complaint against the Company claiming a verbal employment contract existed and was broken. Mr. Abbott seeks to recover compensation pursuant to an alleged verbal employment contract, including wages and stock options, together with attorney fees and court costs. Abbott, who formerly served as President of B&B, was terminated by the Company on January 8, 1998. The Company intends to vigorously defend against Abbott's claim.

                                     PART II

ITEM 5.       MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board, effective March 23, 1999. Prior to that date, the Company's Common Stock was traded on the National Association of Securities Dealers, Inc. ("Nasdaq") under the symbol "IZZI." As of June 30, 1999, there were 10,463,993 shares of Common Stock outstanding and 1,450,000 warrants outstanding entitling holders to purchase 3,842,500 shares of Common Stock. The shares of Common Stock are held of record by approximately 118 holders and the warrants are held of record by approximately 4 holders. The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock on the Nasdaq Small Cap Market and the Nasdaq Over-the-Counter Bulletin Board Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in the Company's securities may at times be moderately illiquid due to low volume.

                                                            Common Stock
                                             -------------------------------------------
                                                  $ High                     $ Low
                                             -----------------          ----------------
      Fiscal 1999
                        First Quarter              1 9/32                     21/32
                        Second Quarter                  1                     17/32
                        Third Quarter               1 1/2                     15/32
                        Fourth Quarter             1 5/32                      9/16
      Fiscal 1998
                        First Quarter                   3                     1 1/4
                        Second Quarter              2 1/4                         1
                        Third Quarter              1 5/16                     19/32
                        Fourth Quarter            1 25/32                      9/16


--------------------------------------------------------------------------------

On September 23, 1999, the last reported sales prices for the Common Stock as reported on the Over-the-Counter Bulletin Board was $0.45.

The following table specifies securities sold by the Registrant within the past year and not registered under the Securities Act of 1933. All such sales were carried out in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933. In relying on such exemption, the Registrant relied upon written representations of the persons acquiring the Registrant's shares that they were acquiring the shares for investment purposes only and not for resale, and that they had received adequate opportunity to obtain information, and had reviewed such information, regarding the Registrant. Certificates representing the shares issued to these persons contained a legend restricting transfer thereof absent registration under the Securities Act or the availability of an exemption therefrom.

                                                                                                            UNDERWRITING
                                                                                                            DISCOUNTS OR
      DATE                  TITLE AND AMOUNT                                        CONSIDERATION           COMMISSIONS
      SOLD                   OF SECURITIES                   PURCHASER               RECEIVED                  PAID
----------------- ------------------------------------ -------------------- --------------------------- -------------------
May 21, 1999      1,200,000 shares of Common Stock     I.S.T. Partners, Ltd.   Repurchase of revenue             --
                  and Warrants to purchase 450,000                             royalty agreement with
                  shares of Common Stock                                       research and development
                                                                               partnership

DIVIDEND POLICY

Dividends have not been declared on the Common Stock and it is not anticipated that dividends will be paid in the near future because any funds available will most likely be reinvested in the Company's business and used to repay outstanding debt.

--------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's executive offices are located at 8200 Springwood Drive, Suite 230, Irving, Texas 75063. The Company's telephone number is (972) 444-8280. The Company is a Delaware corporation.

During fiscal 1999, the Company disposed of its two non-core subsidiaries, Golston Company, Inc. ("Golston") and Tri-Coastal Systems, Inc. ("TCSI"). ISSI sold Golston in May 1999 and TCSI in August 1999. These dispositions are consistent with ISSI's previously announced repositioning strategy to focus on its Intelli-Site subsidiary that manufactures the Intelli-Site software product, and its B&B subsidiary that manufactures traffic control and safety systems as well as safety barriers for highway railroad crossings.

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

RESULTS OF OPERATIONS

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

Sales. The Company's sales increased by $1 million (20%) during the fiscal year ended June 30, 1999 from $4 million in fiscal 1998. This increase is attributable to additional sales of perimeter security and railroad products at B&B of $864,000 and sales at the Intelli-Site subsidiary of $289,000.

Cost of Sales and Gross Margin. Gross margin as a percent of sales remained comparable for the fiscal years ended June 30, 1999 and 1998.

Selling, General and Administrative. Selling, general and administrative expenses increased by 38% or by $1.7 million during the fiscal 1999 period. This is primarily due to increased expenditures at the Intelli-Site subsidiary as well as the dissolution of an unaffiliated partnership (Note 6 of Notes to Financial Statements). In addition, the company also issued warrants to purchase common stock as a result of the conversion of debt to equity.

Research and Development. Research and product development expenses increased by approximately $132,000 during the fiscal 1999 period. This is a result of expenses at the Intelli-Site subsidiary due to the continuing development of the Intelli-Site software product.

Interest Expense. Interest expense increased by approximately $523,000 primarily to secure additional financing during the fiscal 1999 period.

Loss on disposal of discontinued operations. The loss on disposal of discontinued operations relates to the sale of Golston and TCSI.

Year Ended June 30, 1998 Compared to Year Ended December 31, 1996

Effective January 1, 1997, the Company changed its fiscal year end from December 31 to June 30.

The years ended June 30, 1998 and December 31, 1996 are included here in order to compare comparable fiscal periods.

Sales. The Company's sales decreased by $2 million (29%) from $7 million during the twelve months ended December 31, 1996 to $5 million during the twelve months ended June 30, 1998. The decrease was primarily attributable to decreased sales at the B&B subsidiary.

Cost of Sales and Gross Margin. Gross margin as a percent of sales decreased to 33% from 46% for the twelve months ended June 30, 1998 and December 31, 1996, respectively. The majority of the decrease was due to a less favorable product mix at B&B compared to the 1996 year.


--------------------------------------------------------------------------------

Selling, General and Administrative. Selling, general and administrative expenses increased to $4.3 million during the twelve months ended June 30, 1998 from $3.4 million during the comparable 1996 period. This increase was attributable to the Company absorbing all of the sales and marketing expenses of ISI during the 1998 period.

Research and Development. Research and development expenses increased from $152,239 in fiscal 1996 to $246,433 in fiscal 1998. This increase was due to additional development of the Company's Intelli-Site products and increased testing and design of new products at B&B.

Interest Expense. Interest expense decreased to $181,872 during the twelve months ended June 30, 1998 from $257,693 during the comparable 1996 period due to reduced short-term financing at ISSI.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased by $201,366 during the fiscal year ended June 30, 1999. The Company used $60,000 of cash for operations net of $1.5 million of non-cash expenses during this period. Also, during the fiscal year ended June 30, 1999, the Company financed its continuing operations from long-term borrowings of $2,561,260. The Company used $1,833,671 to pay principal on indebtedness.

During 1998, the Company received $600,000 in cash in exchange for promissory notes at 9% interest due and payable February 1999. These notes were refinanced as demand notes on February 22, 1999 with all other terms and conditions the same as the original notes.

On January 14, 1999, the Company received $100,000 in cash in exchange for a promissory note at 12% interest due and payable on January 24, 1999. The Company paid the note in full on February 2, 1999. In connection with this transaction, the Company issued warrants to purchase 181,818 shares of common stock at an exercise price of $0.549 which expire in 2004.

On January 22, 1999, the Company entered into lending agreements with a bank primarily to replace an existing revolving lending facility and refinance previously retired facilities. The initial funding consisted of a $150,000 term loan payable over 24 months at prime interest rate plus 3%, a $300,000 inventory loan payable on demand at prime interest rate plus 3%, and a $1.8 million maximum revolving credit facility at prime interest rate plus 3%. The maximum credit eligibility of the new financing, secured by accounts receivable, inventory and equipment of $3 million is structured to increase to $5 million with Company growth. The outstanding balance at June 30, 1999 was $325,480 on the revolving credit facility.

On March 8, 1999, the Company received $600,000 in cash in exchange for a promissory note at 9% interest due and payable upon demand or upon the sale of its Golston subsidiary. In connection with this transaction, the Company issued warrants to purchase 1,092,897 shares of common stock at an exercise price of $0.549 which expire in 2004. This loan was repaid on May 31, 1999.

Effective October 1, 1998, the Company disposed of a portion of its Golston subsidiary, and effective May 31, 1999, the Company disposed of the remaining portion of its Golston subsidiary. The remaining portion of Golston was sold to Days Molding & Machinery, LLP for $3.2 million in cash and $100,000 in notes. Proceeds from the sale were used to reduce the cash accelerator agreement balance by $900,000, fees of approximately $300,000, note repayments of $600,000, and the remainder for operations.

The Company's backlog, calculated as the aggregate sales prices of firm orders received from customers less revenue recognized, was approximately $2.7 million at September 23, 1999. The Company expects that the majority of this backlog will be filled during fiscal 2000 and the first quarter of fiscal 2001.

Development of distribution channels for Intelli-Site will continue, with a significant portion of future investments being utilized to launch Intelli-Site through system integrators, equipment manufacturers, and national security networks. To finance these activities, the Company will need to raise additional funds. To accomplish this, in August 1999, the Company issued a Private Placement Memorandum ("PPM") offering 150,000 shares of Convertible Preferred Stock at $20 per share with two $1 warrants for every three shares of common stock into


--------------------------------------------------------------------------------
which the preferred is convertible. The Company has raised the minimum proceeds of $1.5 million and is seeking subscription agreements from accredited investors up to a maximum of $3 million.

CAPITAL EXPENDITURES

During the year ended June 30, 1999, the Company acquired $266,192 of property and equipment and $200,090 of software technology with both short-term and long-term borrowings. The Company does not anticipate any significant capital expenditures during fiscal 2000.

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

YEAR 2000 ISSUE

The Year 2000 issue concerns the ability of computer software programs, including the logic contained within embedded chips, to correctly identify and process date-sensitive calculations across and beyond the Year 2000 dateline. The Company believes the products and systems it manufactures to be unaffected by the Year 2000 issue. The Company currently utilizes third-party equipment and software that may be affected by the Year 2000 issue and continues to address its critical business information and production systems regarding the Year 2000 issue for both Information Technology ("IT") and non-IT systems. The reporting process used by the Company to assess its Year 2000 readiness has identified some systems where potential problems may exist. The Company is currently implementing solutions for these areas. Regardless of the resolution selected, the Company believes that the associated financial impact will not be material. There can be no assurance that there will be no disruptions or that the Company will not incur significant costs to avoid such disruptions.


--------------------------------------------------------------------------------

               INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM 7.       FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   -----
Reports of Independent Accountants.................................................................12-13

Consolidated Balance Sheets as of June 30, 1999 and 1998..............................................14

Consolidated Statements of Operations for the years ended June 30, 1999 and 1998......................15

Consolidated Statements of Stockholders' Equity for the years ended June 30, 1999 and 1998............16

Consolidated Statements of Cash Flows for the years ended June 30, 1999 and 1998......................17

Notes to Consolidated Financial Statements.........................................................18-28


--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the Stockholders of Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Security Systems, Inc. and subsidiaries as of June 30, 1999 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ GRANT THORNTON LLP

Dallas, Texas
August 10, 1999, except for the first paragraph of Note 12, as to which the date is October 13, 1999

--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the Stockholders of Integrated Security Systems, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Integrated Security Systems, Inc. and its subsidiaries at June 30, 1998, and the results of their operations and their cash flows for the year ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to June 30, 1998.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and the Company's dependence on obtaining debt financing or additional equity capital raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the last paragraph of Note 11 to the financial statements, the accompanying balance sheet at June 30, 1998, and the related consolidated statements of operations and of cash flows for the year ended June 30, 1998 have been restated to reflect discontinued operations.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
August 26, 1998, except as to the last sentence in Note 4 and the first sentence in Note 11 which are as of October 12, 1998, and as to the last paragraph of
Note 11 which is as of October 13, 1999.


--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                               June 30,
                                                                                    ------------------------------
                                                                                        1999              1998
                                                                                    ------------      ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents ..................................................     $    251,113      $     49,747
   Accounts receivable, net of allowance for
     doubtful accounts of $54,383 and $45,159, respectively ...................        1,381,879         1,293,381
   Inventories ................................................................          529,198           447,367
   Notes receivable, net of $60,000 discount in 1999 ..........................          340,000             1,456
   Other current assets .......................................................          156,165           152,240
   Assets of discontinued operations ..........................................          626,220         8,466,127
                                                                                    ------------      ------------
     Total current assets .....................................................        3,284,575        10,410,318

   Property and equipment, net ................................................        1,019,993           956,673
   Intangible assets, net .....................................................               --            41,897
   Capitalized software development costs, net ................................          332,802           318,453
   Deferred income taxes ......................................................          205,384           205,384
   Other assets ...............................................................           74,653            18,083
                                                                                    ============      ============
     Total assets .............................................................     $  4,917,407      $ 11,950,808
                                                                                    ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................     $    625,964      $    445,129
   Accrued liabilities ........................................................        1,004,253           445,631
   Deferred revenue ...........................................................               --             7,500
   Current portion of long-term debt and other liabilities ....................        1,330,566           985,494
   Liabilities of discontinued operations .....................................          249,654         2,848,127
                                                                                    ------------      ------------
     Total current liabilities ................................................        3,210,437         4,731,881


Long-term debt and other liabilities ..........................................        4,608,003         6,161,425

Stockholders' equity:
   Convertible preferred stock, $.01 par value, 750,000 shares authorized;
     10,250 shares issued and outstanding
     (liquidation value of $205,000) ..........................................              102               102
   Common stock, $.01 par value, 30,000,000 shares authorized;
     10,513,993 and 8,525,808 shares, respectively, issued ....................          105,140            85,258
   Additional paid in capital .................................................       12,704,653        10,822,802
   Accumulated deficit ........................................................      (15,592,178)       (9,731,910)
   Treasury stock, 50,000 shares ..............................................         (118,750)         (118,750)
                                                                                    ------------      ------------
   Total stockholders' equity .................................................       (2,901,033)        1,057,502
                                                                                    ============      ============
     Total liabilities and stockholders' equity ...............................     $  4,917,407      $ 11,950,808
                                                                                    ============      ============




     The accompanying notes are an integral part of the consolidated financial statements.


--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 For the Years Ended
                                                                       June 30,
                                                             ----------------------------
                                                                1999             1998
                                                             -----------      -----------
Sales ..................................................     $ 5,828,247      $ 4,879,026
Cost of sales ..........................................       3,836,319        3,287,662
                                                             -----------      -----------
Gross margin ...........................................       1,991,928        1,591,364

Operating expenses:
   Selling, general and administrative .................       6,038,120        4,360,332
   Research and product development ....................         378,365          246,433
                                                             -----------      -----------
                                                               6,416,485        4,606,765
                                                             -----------      -----------

Loss from operations ...................................      (4,424,557)      (3,015,401)

   Other income (expense):
   Interest income .....................................          45,448           32,843
   Interest expense ....................................        (705,352)        (181,872)
   Gain (loss) on sale of assets .......................           1,500           (3,528)
   Other ...............................................         (60,982)             (59)
                                                             -----------      -----------

Loss from continuing operations before income taxes ....      (5,143,943)      (3,168,017)
Income tax expense .....................................              --            2,382
                                                             -----------      -----------
Loss from continuing operations after income taxes .....      (5,143,943)      (3,170,399)

Discontinued operations:
   Gain (loss) from operations .........................          21,837          (24,753)
   Loss on disposal ....................................        (738,170)              --
                                                             -----------      -----------
Loss from discontinued operations ......................        (716,333)         (24,753)
                                                             -----------      -----------
Net loss ...............................................     $(5,860,276)     $(3,195,152)
                                                             ===========      ===========

Weighted average common shares outstanding .............       9,168,124        8,197,392
Basic and diluted loss per share:
   Continuing operations ...............................     $     (0.56)     $     (0.39)
   Discontinued operations .............................           (0.08)              --
                                                             -----------      -----------
Total ..................................................     $     (0.64)     $     (0.39)
                                                             ===========      ===========




     The accompanying notes are an integral part of the consolidated financial statements.


--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                   Convertible
                                 Preferred Stock           Common Stock          Additional
                              ----------------------  ------------------------     Paid In       Accumulated     Treasury
                                Shares      Amount       Shares       Amount       Capital         Deficit         Stock
                              ----------  ----------  ------------  ----------  --------------  --------------  ------------
Balance at July 1, 1997           17,250  $      172     7,955,202  $   79,552  $   10,523,546  $   (6,536,749) $   (118,750)
Preferred stock conversion        (7,000)        (70)      175,000       1,750          (1,680)
Common stock issuance                                       28,333         284          42,500
Warrant issuance                                                                        13,333
Warrant exercise                                           367,273       3,672         245,103
Net loss                                                                                            (3,195,153)
                              ----------  ----------  ------------  ----------  --------------  --------------  ------------

Balance at June 30, 1998          10,250  $      102     8,525,808  $   85,258  $   10,822,802  $   (9,731,902) $   (118,750)
Common stock issuance                                    1,200,000      12,000         768,000
Warrant issuance                                                                       689,929
Warrant exercise                                             1,668          17
Debenture conversion                                       786,517       7,865         423,933
Net loss                                                                                            (5,860,276)
                              ----------  ----------  ------------  ----------  --------------  --------------  ------------

Balance at June 30, 1999          10,250  $      102    10,513,993  $  105,140  $   12,704,663  $  (15,592,178) $   (118,750)
                              ==========  ==========  ============  ==========  ==============  ==============  ============




     The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  For the Years Ended
                                                                        June 30,
                                                              ----------------------------
                                                                  1999             1998
                                                              -----------      -----------
Cash flows from operating activities:
   Net loss .............................................     $(5,860,276)     $(3,195,152)
   Adjustments to reconcile net loss to net cash
     (used) provided by operating activities:
     Loss from discontinued operations ..................         716,333           24,753
     Depreciation .......................................         202,872          184,388
     Amortization .......................................         227,638          186,069
     Bad debt ...........................................          20,060           12,825
     Provision for warranty reserve .....................         113,352          184,785
     Provision for inventory reserve ....................              --           10,181
     Deferred revenue ...................................         (70,091)           7,500
     Loss on sale of assets .............................              --            3,528
     Other non-cash expenses paid with common stock
       and warrants .....................................       1,469,922           23,397
     Changes in operating assets and liabilities:
       Accounts receivable ..............................        (108,558)          83,031
       Inventories ......................................         (81,831)         (11,226)
       Notes receivable .................................        (338,544)              --
       Restricted cash ..................................              --           54,928
       Other assets .....................................          51,990           52,344
       Accounts payable .................................         180,835          118,741
       Accrued liabilities ..............................         (29,624)        (100,825)
                                                              -----------      -----------
         Cash used in continuing operations .............      (3,505,922)      (2,360,733)
         Cash provided by discontinued operations .......       3,445,964          900,474
                                                              -----------      -----------
           Net cash used by operating activities ........         (59,958)      (1,460,259)
                                                              -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment ...................        (266,192)        (146,142)
   Purchase of software technology ......................        (200,090)              --
   Proceeds from the sales of property and equipment ....              --            4,188
   Investing activities of discontinued operations ......              --         (773,292)
                                                              -----------      -----------
           Net cash used by investing activities ........        (466,282)        (915,246)
                                                              -----------      -----------

Cash flows from financing activities:
   Issuances of common stock ............................              17          248,775
   Payments of long-term debt and other liabilities .....      (1,833,671)        (229,254)
   Proceeds from notes payable and long-term debt .......       2,561,260        1,125,026
   Financing activities of discontinued operations ......              --           32,906
                                                              -----------      -----------
           Net cash provided by financing activities ....         727,606        1,177,453
                                                              -----------      -----------

Increase (decrease) in cash and cash equivalents ........         201,366       (1,198,052)
Cash and cash equivalents at beginning of period ........          49,747        1,247,799
                                                              -----------      -----------
Cash and cash equivalents at end of period ..............     $   251,113      $    49,747
                                                              ===========      ===========



     The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

Integrated Security Systems, Inc. ("ISSI" or the "Company") was formed in December 1991. ISSI consists of two wholly-owned subsidiaries: Intelli-Site, Inc. ("ISI"), a developer and retail seller of PC-based control systems which integrate discrete security devices; and B&B Electromatic, Inc. ("B&B"), a gate and barrier engineering and manufacturing facility. Golston Company, Inc. ("Golston") and Tri-Coastal Systems, Inc. ("TCSI") are reflected as discontinued operations in the financial statements as a result of the sale of Golston in May 1999 and the sale of TCSI in August 1999.

2.       SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the Company and its subsidiaries:
B&B and ISI. All significant intercompany transactions and balances have been eliminated. TCSI and Golston are reflected as discontinued operations.

CASH AND CASH EQUIVALENTS

Cash is comprised of highly liquid instruments with maturities of three months or less. Restricted cash of $107,039 related to a factoring arrangement was outstanding at June 30, 1998.

INVENTORIES

Inventories are carried at the lower of cost or market using the first-in, first-out method.

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods. Leased property and equipment under capital leases are amortized on the straight-line method over the lesser of the life of the asset or the remaining term of the lease. Estimated useful lives range from 3 to 31 years.

INTANGIBLE ASSETS AND AMORTIZATION

Goodwill of $1,818,385 at June 30, 1998, resulted from the acquisitions of TCSI and Golston and was amortized using the straight-line method over periods of ten and twenty years, respectively. Amortization expense for goodwill for the year ended June 30, 1998 was $126,588. Due to the disposition of both TCSI and Golston, amortization expense has been accounted for as discontinued operations for the year ended June 30, 1999.

Loan origination fees of $107,615 at June 30, 1998, were incurred to secure financing. These fees were being amortized using the straight-line method over a period of five years. Amortization expense for the year ended June 30, 1998 was $20,817. During the year ended June 30, 1999, this financing agreement was refinanced and these loan origination fees were expensed.

Non-compete agreements were executed in conjunction with the Golston acquisition. These are being amortized using the straight-line method over a period of five years. Amortization expense and interest expense for the year ended June 30, 1998 was $81,656 and $26,803, respectively. Due to the disposition of Golston, the related amortization and interest expense has been accounted for as discontinued operations for the year ended June 30, 1999.


--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. Each business unit to which these intangible assets relate is reviewed to determine whether future cash flows over the remaining estimated useful life of the assets provide for recovery of the carrying value of the assets. If assets are being carried in excess of estimated gross future cash flows, then the assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are provided for tax effects of differences in the basis of assets and liabilities arising from differing treatments for financial reporting and income tax purposes using currently enacted tax rates. Valuation allowances are recorded when it is more likely than not that a tax benefit will not be realized prior to the expiration of the carryforward periods.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

The Company recognizes revenue from sales at either the time of shipment or by percentage of completion for installations of security systems. The Company's accounts receivable are generated from a large number of customers in the traffic and security products markets. No single customer accounted for 10% or more of revenues during the years ended June 30, 1999 or 1998.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized costs are amortized over the greater of the revenue method or the straight-line method over five years. Amortization expense for each of the years ended June 30, 1999 and 1998 was $127,381. Accumulated amortization at June 30, 1999 was $445,834 and at June 30, 1998 was $318,453.

On January 29, 1999, the Company completed the acquisition of software technology for $200,000 cash and options to purchase 100,000 shares of the Company's common stock. This technology is synergistic to Intelli-Site's core business as it broadens the platform capabilities of the Intelli-Site security integration software by enhancing features and functionality. This technology is being amortized over a period of two years. At June 30, 1999, accumulated amortization and amortization expense were $58,360.

The Company expenses all other research and product development costs as they are incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company's accounts receivable, notes receivable, accounts payable, long-term debt and other liabilities approximate the fair values of such financial instruments.

NET LOSS PER SHARE

The Company computes basic net loss per common share using the weighted average number of common shares. Dilutive net loss per common share is not presented as all common equivalent shares would have been antidilutive. At June 30, 1999 and 1998, there were 9,664,010 and 8,609,538 potentially dilutive common shares which were not included in weighted average shares outstanding because to do so would have been antidilutive.


--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

STATEMENTS OF CASH FLOWS

Supplemental cash flow information for the years ended June 30, 1999 and 1998:

                                               1999                 1998
                                          ---------------      ---------------
                  Interest paid           $       284,805      $       863,769
                  Income taxes paid       $            --      $        42,473

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

3.       COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

The composition of certain balance sheet accounts is as follows:

                                                      June 30,
                                             ----------------------------
                                                 1999             1998
                                             -----------      -----------
Inventories:
     Raw materials .....................     $   422,770      $   296,453
     Work-in-process ...................         105,763          150,914
     Finished goods ....................             665               --
                                             -----------      -----------
                                             $   529,198      $   447,367
                                             ===========      ===========

Property and equipment:
     Land ..............................     $    40,164      $    40,164
     Building ..........................         586,449          577,168
     Leasehold improvements ............          48,769           48,769
     Office furniture and equipment ....         990,088          722,559
     Manufacturing equipment ...........         595,994          639,398
     Vehicles ..........................          63,875           34,442
     Construction ......................         153,425          153,425
                                             -----------      -----------
                                               2,478,764        2,215,925

Less:  accumulated depreciation ........      (1,458,771)      (1,259,252)
                                             -----------      -----------
                                             $ 1,019,993      $   956,673
                                             ===========      ===========


--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.       LONG-TERM DEBT AND OTHER LIABILITIES

Long-term debt and other liabilities consists of the following:

                                                                                                    June 30,
                                                                                          ----------------------------
                                                                                              1999             1998
                                                                                          -----------      -----------
Convertible note payable to venture capital funds; interest at 9% of outstanding principal balance due in monthly installments through December 2003; monthly principal installments of $10 per $1,000 of the then remaining principal amount of the debenture beginning in December 1999 through maturity; secured by equity, assets and future contracts. The outstanding balance of the note can be converted into ISSI's common stock based at $0.549 per share. At June 30, 1998 and 1999, the Company was not in compliance with the Current Ratio, Minimum
Tangible Net Worth, Debt to Equity and Debt Service Coverage financial standards under this agreement. The Company has obtained waivers related to these events
of non-compliance ...................................................................     $ 4,168,202      $ 4,600,000

Term note payable to a bank; due in monthly principal and interest installments of $12,000 through November 2000; interest at the lender's prime rate less 1%
(10% at June 30, 1998 and 1999); secured by first mortgage on real estate and
equipment; personally guaranteed by an officer ......................................         704,258          774,117

Convertible note payable to venture capital funds; interest at 9% due in monthly installments of $4,438 principal and accrued unpaid interest due upon demand.
The outstanding balance of the note can be converted into ISSI's common stock at
$0.549 per share ....................................................................         600,000               --

Cash accelerator agreement with a bank; interest at prime plus 3% (10.75% at
June 30, 1999); account management fee of $1,000 per month; quarterly fee of
1% of the sum of the aggregate daily average outstanding unpaid balance. At
June 30, 1999, the Company was not in compliance with the Tangible Net Worth and
Fixed Charge Coverage Ratio financial standards under this agreement. The
Company has obtained waivers related to these events of non-compliance...............         325,480               --

Term note payable to an unrelated third party; due in monthly principal installments of $12,917 plus interest through April 2002; interest at Citibank's
Base Rate plus 2% (10.5% at June 30, 1998 and 1997); secured by certain assets of the Company; guaranteed by ISSI. At June 30, 1998, the Company is not in compliance with the Net Worth financial standard under this agreement. The
Company has obtained a waiver  related to this  non-compliance. This note was
paid in full in October 1998 ........................................................              --          589,767

Term note payable to an unrelated third party; interest at Citibank's Base Rate plus 2% (10.5% at June 30, 1998 and 1997) due in monthly installments through
April 2002; no principal installments were due until May 1998; secured by equipment. At June 30, 1998, the Company is not in compliance with the Net Worth financial standard under this agreement. The Company has obtained a waiver
related to this  non-compliance.  This note was paid in full in October 1998 ........              --          569,835

Revolving credit facility in the amount of $500,000 with an unrelated third party; no principal payment requirements and interest due monthly at Citibank's
Base Rate plus 1.75% based on the average daily borrowings during the prior month (10.25% at June 30, 1998); a fee equal to 1/2% of the line of credit facility is due annually; secured by eligible accounts receivable and limited by
85% of eligible accounts receivable. At June 30, 1998, the Company is not in compliance with the Net Worth financial standard under this agreement. The
Company has obtained a waiver  related to this  non-compliance. This note was
paid in full in October 1998 ........................................................              --          344,535

Other term notes payable to unrelated third parties .................................         140,649          268,665
                                                                                          -----------      -----------
                                                                                            5,938,569        7,146,919
Less current portion ................................................................      (1,330,566)        (985,494)
                                                                                          -----------      -----------
                                                                                          $ 4,608,003      $ 6,161,425
                                                                                          ===========      ===========


--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Payments required under long-term debt and other liabilities outstanding at June 30, 1999 are as follows:

                 2000                $ 1,330,566
                 2001                    582,641
                 2002                    523,344
                 2003                    479,105
                 2004                  2,793,172
                 Thereafter              229,741
                                     -----------
                                     $ 5,938,569
                                     ===========

The Company obtained waivers related to non-compliance with certain debt covenants as of June 30, 1998.

5.       INCOME TAXES

The income tax provision is comprised of the following:

                                     For the Years Ended June 30,
                                    ------------------------------
                                      1999                 1998
                                    ---------            ---------
                Current             $      --            $   2,382
                Deferred                   --                   --
                                    ---------            ---------
                                    $      --            $   2,382
                                    =========            =========

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes are as follows:

                                                        June 30, 1999      June 30, 1998
                                                       ---------------    ---------------
           Federal statutory benefit rate                        (34.0%)            (34.0%)

           Increase in valuation allowance                        34.0%              33.0%
           Non-deductible amortization and other                    --%               1.0%
                                                       ---------------    ---------------

                                                                    --%                --%
                                                       ===============    ===============

Deferred tax assets are subject to a valuation allowance if their realization is less likely than not. Deferred tax assets (liabilities) are comprised of the following at:

                                       June 30, 1999    June 30, 1998
                                       -------------    -------------
Deferred tax assets
   Amortization                               69,000    $      75,525
   Non-compete covenant                           --           33,315
   Property and equipment                         --           24,164
   Warranty reserve                           29,000           27,925
   Accounts receivable                        17,000           15,354
   Net operating loss carryforward         4,930,000        3,071,981
                                       -------------    -------------
   Gross deferred tax asset                5,045,000        3,248,264
Deferred tax liabilities
   Property and equipment                    122,000               --
                                       -------------    -------------
   Net deferred tax asset                  4,923,000        3,248,264
   Valuation allowance                    (4,717,616)      (3,042,880)
                                       -------------    -------------
   Net deferred tax asset              $     205,384    $     205,384
                                       =============    =============

--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The Company has unused net operating loss carryforwards of approximately $14.5 million at June 30, 1999. These carryforwards begin to expire in the year 2007. The Company increased the valuation allowance each year because presently it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods, except to the extent of the $205,384 deferred tax asset, in the foreseeable future.

6.       COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under leases accounted for as operating leases. Future minimum payments for fiscal years subsequent to June 30, 1999 under non-cancelable operating leases are as follows:

                                               Operating Leases
                                              ------------------
                    2000                        $     174,266
                    2001                               85,682
                    2002                                    0
                    2003                                    0
                    2004                                    0
                                                -------------
                    Total minimum payment       $     259,948
                                                =============

Rent expense for operating leases was $146,269 and $163,972 for the fiscal years ended June 30, 1999 and 1998, respectively.

CONTINGENCIES

In 1997, the Company entered into an agreement with an unaffiliated partnership, whereby the partnership funded certain expenses of ISI. In exchange, the partnership received the rights to 85% of the revenue generated from the ISI's Intelli-Site software sales up to the earlier of the time the partnership achieved a 150% return on its investment or July 2001.

In 1999, the Company repurchased the aforementioned arrangement in exchange for
1.2 million shares of its common stock and warrants to purchase 450,000 shares of common stock. The Company recognized expense related to this transaction of $.9 million during 1999.

The Company is subject to certain legal actions and claims arising in the ordinary course of business. Management recognizes the uncertainties of litigation; however, based upon the nature and management's understanding of the facts and circumstances which give rise to such actions and claims, management believes that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations or cash flows.

7.       BENEFIT PLANS

The Company has established a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation and the Company may at its option make discretionary contributions. Vesting on the Company's contribution occurs over a five-year period. The Company made no contributions during the years ended June 30, 1999 and 1998.

8.       STOCK OPTIONS AND WARRANTS

The Company's 1993 Stock Option Plan provides for grants of options for up to 500,000 shares of common stock. Under the plan, options must be granted with an exercise price not less than the fair market value on the date of grant.

--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The Company's 1997 Omnibus Stock Plan provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, awards of stock and stock purchase opportunities to its directors, employees and consultants. Under the plan, incentive stock options may only be granted to employees or directors of the Company.

Option exercise prices are equal to the market price at date of grant. Shares under grant generally become exercisable over three years and expire after ten years.

If the Company recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), based on the fair value at the grant dates, the Company's pro forma net loss and net loss per share would have been as follows (net loss amounts in thousands):

                                         For the Year Ended                        For the Year Ended
                                            June 30, 1999                             June 30, 1998
                                --------------------------------------    --------------------------------------
                                  As reported           Pro forma           As reported           Pro forma
                                -----------------    -----------------    -----------------    -----------------
       Net Loss                 $          (5,860)   $          (5,979)   $          (3,195)   $          (3,259)

       Loss per Common Share    $            (.64)   $            (.65)   $            (.39)   $            (.40)

The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions: For the period ending June 30, 1999, expected volatility of 37-45%; risk-free interest rates of 4.5-5.4%; no dividend yield; and expected lives of five years. For the period ending June 30, 1998, expected volatility of 87%; risk-free interest rates of approximately 5.9%; no dividend yield; and expected lives of approximately five years. The pro forma net loss and net loss per share may not be indicative of future amounts because the disclosures do not reflect compensation expense for options granted prior to fiscal 1995.

Additional information with respect to options outstanding at June 30, 1999 and changes for the two years then ended is as follows (share amounts in thousands):

                                                    For the Year Ended                       For the Year Ended
                                                      June 30, 1999                            June 30, 1998
                                           -------------------------------------    -------------------------------------
                                                            Weighted Average                          Weighted Average
                                             Shares          Exercise Price           Shares           Exercise Price
                                           -----------    ----------------------    ------------    ---------------------
Outstanding at beginning of period             1,336             $1.78                    928              $1.98

     Granted                                     933               .86                    478               1.32
     Forfeited                                  (107)             1.42                    (59)              1.28
                                           -----------    ----------------------    ------------    ---------------------
Outstanding at end of period                   2,162             $1.40                  1,336              $1.78
                                           ===========    ======================    ============    =====================

Exercisable at end of period                   1,242              1.71                    884              $2.00

Weighted-average fair value of options
granted during the period                                        $ .54                                     $1.00

--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Information about stock options outstanding at June 30, 1999 is summarized as follows:

                                         Options Outstanding                                Options Exercisable
                        -------------------------------------------------------      ----------------------------------
    Range of               Shares        Weighted Average          Weighted             Shares            Weighted
Exercise Prices         Outstanding          Remaining             Average           Exercisable           Average
                         at 6/30/99      Contractual Life       Exercise Price        at 6/30/99       Exercise Price
-----------------       -------------    ------------------     ---------------      -------------     ----------------
$0.687-1.50                1,389             8.8 Years               $  .98               533               $1.05

$1.563-2.50                  763             4.6 Years                 2.16               699                2.21

$2.719-3.53                   10             6.1 Years                 2.71                10                2.72
                        -------------                           ---------------      -------------     ----------------
                           2,162                                      $1.40             1,242               $1.71

WARRANTS

During fiscal 1998, the Company issued warrants as consideration for obtaining a debt covenant waiver. These warrants permit the holder to purchase 25,000 shares of the Company's common stock at $1.75 per share and expire in 2002. During the same period, the Company issued warrants to purchase 22,222 shares of the Company's common stock for $1.65 per share as consideration for legal services. These warrants expire in 2001.

During fiscal 1999, the Company issued warrants to purchase 100,000 shares of its common stock for $.01 per share. These warrants were issued as compensation for certain investor relations representation and expire in 2003. Also in fiscal 1999, in conjunction with financing transactions, the Company issued warrants to purchase 437,500 shares of its common stock for $.80 per share and warrants to purchase 1,274,715 shares of its common stock for $.549 per share, both of which expire in 2004, and, in association with the acquisition of the royalty arrangements (See Note 6), warrants to purchase 480,000 shares of its common stock for $2.00 per share, which expire in 2009.

Additional information with respect to warrants outstanding at June 30, 1999 and changes for the two years then ended are as follows (share amounts in thousands):

                                                      For the Year Ended                    For the Year Ended
                                                        June 30, 1999                          June 30, 1998
                                              -----------------------------------    ----------------------------------
                                                                   Weighted                              Weighted
                                                                    Average                              Average
                                                                   Exercise                              Exercise
                                                Shares              Price              Shares             Price
                                              ------------    -------------------    -----------     ------------------
Outstanding at beginning of period                4,793             $3.30                5,107              $3.07

     Granted                                      2,292               .86                   47               1.70
     Exercised                                       (2)              .01                 (517)               .96
     Forfeited                                     (106)             1.00                 (642)              1.00
     Repriced                                        --              0.00                  798               2.55
                                              ------------    -------------------    -----------     ------------------

Outstanding at end of period                      6,977             $1.84                4,793              $3.30
                                              ============    ===================    ===========     ==================

Exercisable at end of period                      6,977             $1.84                4,660              $2.30

Weighted-average fair value of warrants
granted during the period                                           $ .36                                   $1.05


--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Information about warrants outstanding at June 30, 1999 is summarized as follows:

                                            Warrants Outstanding                              Warrants Exercisable
                           -------------------------------------------------------       --------------------------------
                              Shares         Weighted Average         Weighted              Shares           Weighted
       Range               Outstanding           Remaining            Average            Exercisable         Average
 of Exercise Prices         at 6/30/99       Contractual Life      Exercise Price         at 6/30/99      Exercise Price
---------------------      -------------     ------------------    ---------------       -------------    ---------------
     $.01-1.00                2,419              3.9 Years            $   .67               2,419            $   .67

     $1.06-2.00                610               7.7 Years               1.96                 610               1.96

     $2.40-2.55               3,947              .8 Years                2.55               3,947               2.55
                           -------------                           ---------------       -------------    ---------------
                              6,977                                   $  1.84               6,977            $  1.84

9.       CONVERTIBLE PREFERRED STOCK

The Company's outstanding preferred stock consists of 750,000 authorized shares of $.01 par value convertible preferred stock.

Series A $20 Convertible Preferred Stock. The Company currently has outstanding 10,250 shares of its Series A $20 Convertible Preferred Stock (the "Series A Preferred"). Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights, unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of Common Stock at any time after (i) the closing bid price of the Common Stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of Common Stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into 20 shares of Common Stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of Common Stock are entitled to receive any distribution.

10.      SEGMENT REPORTING

Effective July 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way the company reports information about its operating segments.

The Company has two business segments: B&B Electromatic, Inc. ("B&B") and Intelli-Site, Inc. ("ISI"). These segments are differentiated by the products they produce and the customers they service as follows:

B&B. This segment consists of road and bridge perimeter security and railroad physical security products such as warning gates, crash barriers, lane changers, navigational lighting, airport lighting and hydraulic gates and operators, and aluminum gate panels.

ISI. This segment consists of the development and marketing of programmable security systems that integrate multiple security devices and subsystems for governmental, commercial and industrial facilities utilizing the Intelli-Site(R) software product through systems integrators and original equipment manufacturers to end users.

The Company's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on earnings from operations before income tax and other income and expense. The corporate column includes corporate overhead-related items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).

--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The following table provides financial data by segment for the fiscal years ended June 30, 1999 and 1998.

                                               B&B          ISI         Corporate          Total
                                          ------------  ------------  ---------------   ------------
1999

Sales                                     $  5,538,930  $    289,318  $         --      $  5,828,247
Loss from operations                           (71,385)   (2,799,885)   (1,553,287)       (4,424,557)
Total assets                                 2,720,489       727,227     1,469,691         4,917,407
Depreciation and amortization expense          143,503       236,269        50,738           430,510
Capital additions                              108,690       144,039        13,463           266,192

1998

Sales                                     $  4,874,248  $      4,778  $         --      $  4,879,026
Loss from operations                          (635,231)   (1,311,698)   (1,068,472)       (3,015,401)
Total assets                                 2,675,264       476,405     8,799,136        11,950,805
Depreciation and amortization expense          136,733       205,859        27,865           370,457
Capital additions                               96,392        39,039        10,711           146,142

11.      DISCONTINUED OPERATIONS

Effective October 1, 1998, the Company disposed of a portion of its Golston subsidiary. In May 1999, the Company sold the remainder of Golston, which designs, manufactures and markets pneumatic tube carriers for use in financial institutions and hospitals through its plastic injection molding operations.

Summarized financial information for Golston is as follows:

                                                                         For the Year Ended
                                                                              June 30,
                                                                --------------------------------------
                                                                      1999                 1998
                                                                -----------------    -----------------
                    Revenues                                      $   3,794,575         $ 4,421,938

                    Income from discontinued operations                 344,747             175,176

                    Loss on disposal                                   (313,170)                 --

In June 1999, the Company discontinued operations of its TCSI subsidiary, which designs, sells, installs and services electronic security systems. The Company sold TCSI on August 13, 1999.

Summarized financial information for TCSI is as follows:

                                                                         For the Year Ended
                                                                              June 30,
                                                                --------------------------------------
                                                                      1999                 1998
                                                                -----------------    -----------------
                    Revenues                                       $  1,423,095        $  1,824,052

                    Loss from discontinued operations                  (322,910)           (199,929)

                    Loss on disposal                                   (425,000)                 --

The net assets of discontinued operations of TCSI at June 30, 1999 of $626,220 consist of $29,495 of cash, $159,741 of accounts receivable, $51,949 of inventories, $179,669 of other current assets, $10,601 of equipment, and $194,768 of goodwill, net of accumulated amortization.

As discussed above, the Company has reflected both Golston and TCSI as discontinued operations in the accompanying financial statements. Accordingly, the balance sheet at June 30, 1998 and the related consolidated statements of operations, and of cash flows for the year ended June 30, 1998 and the 1998 amounts in the related footnotes have been restated.

--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


12.      LIQUIDITY

The Company's liabilities are currently in excess of its assets and ISSI has experienced significant losses during fiscal 1998 and 1999. During this period, ISSI has shifted its business focus to the B&B and ISI subsidiaries and divested of its other subsidiaries. Management expects losses to continue through the first half of fiscal 2000. In order to meet working capital needs, the Company raised $1.5 million through the sale of convertible preferred stock through a private placement in October 1999. The Company believes proceeds from this funding combined with results from operations will be sufficient to finance its future cash requirements through fiscal 2000.

At June 30, 1998, the Company's auditors felt there was substantial doubt about the Company's ability to continue as a going concern. The June 30, 1998 financial statements were prepared assuming that the Company would continue as a going concern and did not include any adjustments that could have resulted from the outcome of that uncertainty.


--------------------------------------------------------------------------------

ITEM 8.       DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURES

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


                                     PART IV

ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

         *3.1     Amended and Restated Certificate of Incorporation of the
                  Company.

         *3.11 Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.11 to the Company's Form 10-KSB for the year ended December 31, 1994).

         *3.2     Amended and Restated Bylaws of the Company.

         *4.1     Specimen certificate for common stock of the Company.

         *4.2     Specimen certificate for Redeemable Common Stock Purchase
                  Warrant.

        **4.5 Certificate of Designation for Series A $20 Convertible Preferred Stock.

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


--------------------------------------------------------------------------------

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

        *10.49 Amendment to Integrated Security System, Inc. 1993 Stock Option Plan.

      ***10.58 Form of Subscription Agreement for Series A Convertible Preferred Stock executed on March 27, 1996.

      ***10.59    Subscription Agreement for Common Stock executed March 28,
                  1996.

      ***10.60 Form of Warrant Agreement for purchase of common stock executed March 29, 1996.

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

       **10.66 Management Agreement, dated August 29, 1996, between the Company and I.S.T. Partners, Ltd.

       **10.67 Marketing and Development Agreement, dated July 29, 1996, between the Company, ISI, and I.S.T. Partners, Ltd.

       **10.68 Employment Agreement, dated January 2, 1997, between Gerald K. Beckmann and the Company.

       **10.70 Real Estate Purchase Agreement, dated September 5, 1996, between the Company and Golston Family Partners, Ltd.

       **10.71 Asset Purchase Agreement, dated October 1, 1998, between the Company and MPA Systems, Inc.

     ****10.73    Asset Purchase Agreement, dated May 29, 1999 between the
                  Company and Day's Molding & Machinery, LLC

    *****10.74    Purchase Agreement dated May 21, 1999 between the Company and
                  I.S.T. Partners, Ltd.

    *****10.75    Stock Purchase  Agreement dated August 13, 1999 between the
                  Company and Notifications Systems of America, Inc.

    *****11.1     Computation of earnings per share.

    *****21.1     Subsidiaries of the Company.

    *****23.1     Consent of Grant Thornton LLP

    *****23.2     Consent of PricewaterhouseCoopers LLP


--------------------------------------------------------------------------------

-----------

          * Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 33-59870-FW) and incorporated herein by reference.

         ** Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 333-5023) and incorporated herein by reference.

        *** Filed as the similarly numbered exhibit to the Company's Form 10-QSB for the quarter ended March 31, 1996.

       **** Filed as the similarly numbered exhibit to the Company's Form 8-K filed June 14, 1999.

      *****       Filed herewith.

         (b) Reports filed on Form 8-K.

             Report filed June 14, 1999 for sale of Golston Company, Inc.


--------------------------------------------------------------------------------

                                   SIGNATURES



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        Integrated Security Systems, Inc.
                                   --------------------------------------------
                                                   (Registrant)


Date:    October 13, 1999          /s/ C. A. RUNDELL, JR.
      ------------------------     --------------------------------------------
                                   C. A. Rundell, Jr.
                                   Director and Chairman of the Board



Date:    October 13, 1999          /s/ GERALD K. BECKMANN
      ------------------------     --------------------------------------------
                                   Gerald K. Beckmann
                                   Director, President and Chief Executive
                                   Officer


Date:    October 13, 1999          /s/ HOLLY J. BURLAGE
      ------------------------     --------------------------------------------
                                   Holly J. Burlage
                                   Vice President, Principal Financial
                                   Officer, Principal Accounting Officer,
                                   Secretary and Treasurer


Date:    October 13, 1999          /s/ ROBERT M. GALECKE
      ------------------------     --------------------------------------------
                                   Robert M. Galecke
                                   Director


Date:    October 13, 1999          /s/ JAMES E. JACK
      ------------------------     --------------------------------------------
                                   James E. Jack
                                   Director


Date:    October 13, 1999          /s/ FRANK R. MARLOW
      ------------------------     --------------------------------------------
                                   Frank R. Marlow
                                   Director


--------------------------------------------------------------------------------

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                        DESCRIPTION
        -------                       -----------
         *3.1     Amended and Restated Certificate of Incorporation of the
                  Company.

         *3.11    Amendment to Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.11 to the Company's Form 10-KSB for the year ended December 31, 1994).

         *3.2     Amended and Restated Bylaws of the Company.

         *4.1     Specimen certificate for common stock of the Company.

         *4.2     Specimen certificate for Redeemable Common Stock Purchase
                  Warrant.

        **4.5     Certificate of Designation for Series A $20 Convertible
                  Preferred Stock.

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

        *10.49    Amendment to Integrated Security System, Inc. 1993 Stock
                  Option Plan.

      ***10.58    Form of Subscription Agreement for Series A Convertible
                  Preferred Stock executed on March 27, 1996.

      ***10.59    Subscription Agreement for Common Stock executed March 28,
                  1996.

      ***10.60 Form of Warrant Agreement for purchase of common stock executed March 29, 1996.

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

       **10.66    Management Agreement, dated August 29, 1996, between the
                  Company and I.S.T. Partners, Ltd.

       **10.67 Marketing and Development Agreement, dated July 29, 1996, between the Company, ISI, and I.S.T. Partners, Ltd.

       **10.68    Employment Agreement, dated January 2, 1997, between Gerald K.
                  Beckmann and the Company.

       **10.70 Real Estate Purchase Agreement, dated September 5, 1996, between the Company and Golston Family Partners, Ltd.

       **10.71    Asset Purchase Agreement, dated October 1, 1998, between the
                  Company and MPA Systems, Inc.

     ****10.73    Asset Purchase Agreement, dated May 29, 1999 between the
                  Company and Day's Molding & Machinery, LLC

    *****10.74    Purchase Agreement dated May 21, 1999 between the Company and
                  I.S.T. Partners, Ltd.

    *****10.75    Stock Purchase  Agreement dated August 13, 1999 between the
                  Company and Notifications Systems of America, Inc.

    *****11.1     Computation of earnings per share.

    *****21.1     Subsidiaries of the Company.

    *****23.1     Consent of Grant Thornton LLP

    *****23.2     Consent of PricewaterhouseCoopers LLP

-----------

          * Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 33-59870-FW) and incorporated herein by reference.

         ** Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 333-5023) and incorporated herein by reference.

        *** Filed as the similarly numbered exhibit to the Company's Form 10-QSB for the quarter ended March 31, 1996.

       **** Filed as the similarly numbered exhibit to the Company's Form 8-K filed June 14, 1999.

      *****       Filed herewith.