Form 10QSB
period 1999-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 1999-11-12
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   ---------


                                  FORM 10-QSB


                                   ---------



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999.

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ]

As of November 1, 1999, 10,564,145 shares of Registrant's common stock were outstanding.

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

                                                                                             Page
                                                                                             ----
           Balance Sheets......................................................................3

           Statements of Operations............................................................4

           Statements of Cash Flows............................................................5

           Notes to Financial Statements.......................................................6

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets


                                                                        September 30,       June 30,
                                                                            1999              1999
                                                                        ------------      ------------
                                                                         (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                            $    149,492      $    251,113
   Accounts receivable, net of allowance for doubtful
     accounts of $57,510 and $54,383, respectively                         1,573,264         1,381,879
   Inventories                                                               485,952           529,198
   Notes receivable, net of $60,000 discount                                 406,000           340,000
   Other current assets                                                      156,879           156,165
   Assets of discontinued operations                                              --           626,220
                                                                        ------------      ------------
     Total current assets                                                  2,771,587         3,284,575

Property and equipment, net                                                  978,057         1,019,993
Capitalized software development costs, net                                  275,945           332,802
Deferred income taxes                                                        205,384           205,384
Other assets                                                                 114,083            74,653
                                                                        ------------      ------------
     Total assets                                                       $  4,345,056      $  4,917,407
                                                                        ============      ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                     $    753,481      $    625,964
   Accrued liabilities                                                       557,307         1,004,253
   Current portion of long-term debt and other liabilities                 1,722,556         1,330,566
   Liabilities of discontinued operations                                         --           249,654
                                                                        ------------      ------------
     Total current liabilities                                          $  3,033,344      $  3,210,437
                                                                        ------------      ------------

Long-term debt and other liabilities                                       4,594,140         4,608,003

Stockholders' equity:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     22,000 and 10,250 shares, respectively, issued and outstanding              220               102
   Common stock, $.01 par value, 30,000,000 shares
     authorized; 10,564,145 and 10,513,993 shares,
     respectively, issued; and 10,514,118 and 10,463,993
     shares, respectively, outstanding                                       105,641           105,140
   Additional paid in capital                                             12,973,807        12,704,653
   Accumulated deficit                                                   (16,243,346)      (15,592,178)
   Treasury stock, 50,000 shares                                            (118,750)         (118,750)
                                                                        ------------      ------------
     Total stockholders' equity deficit                                   (3,282,428)       (2,901,033)
                                                                        ------------      ------------
       Total liabilities and stockholders' deficit                      $  4,345,056      $  4,917,407
                                                                        ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                              For the Three Months Ended
                                                    September 30,
                                            ------------------------------
                                                1999              1998
                                            ------------      ------------
Sales                                       $  1,902,141      $  1,210,177
Cost of sales                                  1,175,094           846,093
                                            ------------      ------------
Gross margin                                     727,047           364,084
                                            ------------      ------------

Operating expenses:
  Selling, general and administrative          1,147,968         1,185,147
  Research and product development                91,663           110,528
                                            ------------      ------------
                                               1,239,631         1,295,675
                                            ------------      ------------

Loss from operations                            (512,584)         (931,591)

Other income (expense):
  Interest income                                 10,167               948
  Interest expense                              (148,750)         (133,214)
  Gain on sale of assets                              --             1,500
  Other                                               --           (22,001)
                                            ------------      ------------

Loss before income taxes                        (651,167)       (1,084,358)
Benefit for income taxes                              --            12,484
                                            ------------      ------------

Net loss from continuing operations         $   (651,167)     $ (1,071,874)

Income from discontinued operations                   --           111,792
                                            ------------      ------------
Net loss                                    $   (651,167)     $   (960,082)
                                            ============      ============

Weighted average common and
   common equivalent shares outstanding       10,491,773         8,477,095
                                            ============      ============

Net loss per share                          $      (0.06)     $      (0.11)
                                            ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        For the Three Months Ended
                                                              September 30,
                                                        --------------------------
                                                           1999           1998
                                                        ----------      ----------
Cash flows from operating activities:
   Net loss                                              $(651,168)     $(960,082)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                           59,372         43,570
     Amortization                                           56,857         34,639
     Bad debt expense                                        5,400          4,260
     Provision for warranty reserve                         12,000         26,652
     Provision for inventory reserve                            --         11,682
     Deferred revenue                                       (9,542)            --
     Other non-cash expenses paid with common stock         19,773        100,000
     Discontinued operations                                    --       (111,792)
     Changes in operating assets and liabilities:
       Accounts receivable                                (196,786)       191,639
       Inventories                                          43,246        (30,348)
       Notes receivable                                    (66,000)            --
       Other assets                                        (30,601)       (76,664)
       Accounts payable                                    127,517        314,741
       Accrued liabilities                                 (82,380)        30,273
                                                         ---------      ---------
         Cash used in continuing operations               (712,312)      (421,430)
         Cash provided by discontinued operations               --        167,148
                                                         ---------      ---------
           Net cash used in operating activities          (712,312)      (254,282)
                                                         ---------      ---------

Cash flows from investing activities:
   Purchase of property and equipment                      (17,436)      (155,861)
                                                         ---------      ---------
           Net cash used in investing activities           (17,436)      (155,861)
                                                         ---------      ---------

Cash flows from financing activities:
   Issuance of common stock                                     --             17
   Issuance of preferred stock                             250,000             --
   Payments on debt and other liabilities                 (402,190)      (320,341)
   Proceeds from notes payable and long-term debt          780,317        797,796
                                                         ---------      ---------
           Net cash provided by financing activities       628,127        477,472
                                                         ---------      ---------

Increase (decrease) in cash and cash equivalents          (101,621)        67,329
Cash and cash equivalents at beginning of period           251,113         49,747
                                                         ---------      ---------
Cash and cash equivalents at end of period               $ 149,492      $ 117,076
                                                         =========      =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Quarters Ended September 30, 1999 and 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. ("ISSI" or the "Company") and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 1999 Annual Report on Form 10-KSB filed October 13, 1999.

NOTE 2 - RECLASSIFICATION

Certain reclassification of prior year amounts have been made to conform to the current period presentation. In October 1998, the Company sold a portion of its Golston Company, Inc. ("Golston") subsidiary and in May 1999 sold the remaining operations of Golston. In August 1999, the Company sold its Tri-Coastal Systems, Inc. subsidiary. The Company has reflected the disposition of these subsidiaries in fiscal 1999 as discontinued operations in the accompanying financial statements. Accordingly, the consolidated statement of operations and statement of cash flows for the three months ended September 30, 1998 and the related footnotes have been restated.

NOTE 3 - SUBSEQUENT EVENT - FINANCING

In October 1999, the Company raised $1.5 million through a private placement of 75,000 shares of preferred stock. The preferred stock provides for dividends of 9% per annum and is convertible into common stock at a rate of 20 common shares for each preferred share. Each investor in the private placement is entitled to purchase 16 2/3 shares of common stock for each share of preferred stock purchased. The warrant exercise price is $1.00 per share of common stock and the warrants expire in October 2004. The Company believes proceeds from this funding combined with results from operations will be sufficient to finance its future cash requirements through fiscal 2000.

NOTE 4 - BUSINESS SEGMENTS

Information for the Company's reportable segments for the three months ended September 30, 1999 and 1998 is as follows:

                                   For the Three Months Ended
                                          September 30,
                                  ----------------------------
                                     1999             1998
                                  -----------      -----------
Sales
   B&B                            $ 1,508,998      $ 1,210,177
   ISI                                393,143               --
                                  -----------      -----------
                                  $ 1,902,141      $ 1,210,177
                                  ===========      ===========

Income (loss) from operations
   B&B                            $   182,608      $  (175,321)
   ISI                               (353,590)        (466,950)
   Corporate                         (341,602)        (289,320)
                                  -----------      -----------
                                  $  (512,584)     $  (931,591)
                                  ===========      ===========

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

RESULTS OF OPERATIONS

Sales. The Company's sales increased by $.7 million (58%) to $1.9 million during the quarter ended September 30, 1999 from $1.2 million during the comparable 1998 period. Sales at the Company's Intelli-Site, Inc. ("ISI") subsidiary increased from $0 to $.4 million while sales at the Company's B&B Electromatic, Inc. ("B&B") subsidiary increased from $1.2 million to $1.5 million.

For the quarter ended September 30, 1999, approximately 79% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 100% for the same 1998 period.

Cost of Sales and Gross Margin. Gross margin as a percent of sales increased to 38% for the quarter ended September 30, 1999 from 30% during the comparable 1998 period due to a more favorable product mix at B&B, coupled with an increase in software sales at Intelli-Site.

Selling, General and Administrative. Selling, general and administrative expenses remained comparable for the quarters ended September 30, 1999 and 1998.

Research and Product Development. Research and product development expenses decreased by approximately $19,000 during the quarter ended September 30, 1999 compared to the comparable 1998 period due to reduced expenditures at the Company's B&B subsidiary.

Interest Expense. Interest expense remained comparable for the quarters ended September 30, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased by $101,621 during the first quarter of fiscal 2000 using $17,436 for property and equipment and $712,312 for operations. During the fiscal 1999 period, the Company used $155,861 for property and equipment and $254,282 for operations. During the first quarter of fiscal 2000, the Company financed its operations from cash flow from long-term borrowings of $780,317 and received $250,000 in exchange for preferred stock. The Company made payments of $402,190 on debt and other liabilities.

In October 1999, the Company raised $1.5 million through a private placement of 75,000 shares of preferred stock. The preferred stock provides for dividends of 9% per annum and is convertible into common stock at a rate of 20 common shares for each preferred share. Each investor in the private placement is entitled to purchase 16 2/3 shares of common stock for each share of preferred stock purchased. The warrant exercise price is $1.00 per share of common stock and the warrants expire in October 2004. The Company believes proceeds from this funding combined with results from operations will be sufficient to finance its future cash requirements through fiscal 2000.

The Company's backlog, calculated as the aggregate sales price of firm ordered received from customers less revenue recognized, was approximately $2.6 million at November 1, 1999. The Company expects that the majority of this backlog will be filled during fiscal 2000 and the first quarter of fiscal 2001.

YEAR 2000 ISSUE

The Year 2000 issue concerns the ability of computer software programs, including the logic contained within embedded chips, to correctly identify and process date-sensitive calculations across and beyond the Year 2000 dateline. The Company believes the products and systems it manufactures to be unaffected by the Year 2000 issue. The Company currently utilizes third-party equipment and software that may be affected by the Year 2000 issue and has addressed its critical business information and production systems regarding the Year 2000 issue for both Information Technology ("IT") and non-IT systems. The reporting process used by the Company to assess its Year 2000 readiness identified some systems where potential problems may exist. The Company has implemented solutions for these areas. Although the Company has implemented solutions for all known areas affected by the Year 2000 issue, there can be no assurance that there will be no disruptions or that the Company will not incur significant costs to avoid such disruptions.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Form 8-K, filed July 9, 1999, announcing a change in the Company's certified accountant.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Integrated Security Systems, Inc.
                                -----------------------------------------------
                                               (Registrant)



Date:   November 12, 1999                 /s/ GERALD K. BECKMANN
        ------------------      -----------------------------------------------
                                              Gerald K. Beckmann
                                Director, President and Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
  27              Financial Data Schedule