Form 10KSB/A
period 1999-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 1999-11-19
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 -------------

                                  FORM 10-KSB/A

                                 -------------



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Paid).

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required).


                       For Fiscal Year Ended June 30, 1999
                         Commission File Number: 1-11900

                                 -------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


        Delaware                                    75-2422983
        --------                                    ----------
(State of Incorporation)               (I.R.S. Employer Identification No.)

 8200 SPRINGWOOD DRIVE, SUITE 230, IRVING, TX 75063           (972)444-8280
          (Address including zip code, area code and telephone number of Registrant's executive offices.)


                      -----------------------------------


Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class            Name of Each Exchange on Which Registered
  ----------------------------        -----------------------------------------
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

RESULTS OF OPERATIONS

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

Sales. The Company's sales increased by $1 million (20%) during the fiscal year ended June 30, 1999 from $4.8 million in fiscal 1998. This increase is attributable to additional sales of perimeter security and railroad products at B&B of $864,000 and sales at the Intelli-Site subsidiary of $289,000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased by $201,366 during the fiscal year ended June 30, 1999. The Company used $60,000 of cash for operations, net of $1.5 million of non-cash expenses during this period. Also, during the fiscal year ended June 30, 1999, the Company financed its continuing operations from long-term borrowings of $2,561,260. The Company used $1,833,671 to pay principal on indebtedness

During 1998, the Company received $600,000 in cash in exchange for promissory notes at 9% interest due and payable February 1999. These notes were refinanced as demand notes on February 22, 1999 with all other terms and conditions the same as the original notes.

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


                                 Integrated Security Systems, Inc.
                                 -----------------------------------------------
                                 (Registrant)


Date: November 19, 1999          /s/ GERALD K. BECKMANN
      -----------------          -----------------------------------------------
                                 Gerald K. Beckmann
                                 Director, President and Chief Executive Officer