Form 10QSB
period 1999-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2000-02-14
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                             ---------------------


                                   FORM 10-QSB


                             ---------------------



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1999.
                                                    ----------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 1, 2000, 10,564,118 shares of Registrant's common stock were outstanding.

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

                                                                                             Page
                                                                                             ----
           Balance Sheets......................................................................3

           Statements of Operations............................................................4

           Statements of Cash Flows............................................................5

           Notes to Financial Statements.......................................................6

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                      December 31,        June 30,
                                                                          1999              1999
                                                                      ------------      ------------
                                                                      (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                          $    412,652      $    251,113
   Accounts receivable, net of allowance for doubtful
     accounts of $61,786 and $54,383, respectively                       1,336,875         1,381,879
   Inventories                                                             515,795           529,198
   Notes receivable, net of $60,000 discount                               388,445           340,000
   Other current assets                                                     78,915           156,165
   Assets of discontinued operations                                            --           626,220
                                                                      ------------      ------------
     Total current assets                                                2,732,682         3,284,575

Property and equipment, net                                                953,097         1,019,993
Capitalized software development costs, net                                219,089           332,802
Deferred income taxes                                                      205,384           205,384
Other assets                                                                73,778            74,653
                                                                      ------------      ------------
     Total assets                                                     $  4,184,030      $  4,917,407
                                                                      ============      ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                   $    415,660      $    625,964
   Accrued liabilities                                                     458,363         1,004,253
   Current portion of long-term debt and other liabilities               1,737,714         1,330,566
   Liabilities of discontinued operations                                       --           249,654
                                                                      ------------      ------------
     Total current liabilities                                        $  2,611,737      $  3,210,437
                                                                      ------------      ------------

Long-term debt and other liabilities                                     4,491,720         4,608,003

Stockholders' equity:
   Preferred stock, $.01 par value, 750,000 shares
     authorized; 91,250 and 10,250 shares,
     respectively, issued and outstanding                                      913               102
   Common stock, $.01 par value, 35,000,000 shares
     authorized; 10,564,118 and 10,513,993 shares,
     respectively, issued; and 10,514,118 and 10,463,993
     shares, respectively, outstanding                                     105,641           105,140
   Additional paid-in-capital                                           14,279,147        12,704,653
   Accumulated deficit                                                 (17,186,378)      (15,592,178)
   Treasury stock, 50,000 shares                                          (118,750)         (118,750)
                                                                      ------------      ------------
     Total stockholders' deficit                                        (2,919,427)       (2,901,033)
                                                                      ------------      ------------
       Total liabilities and stockholders' deficit                    $  4,184,030      $  4,917,407
                                                                      ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                          For the Three Months Ended           For the Six Months Ended
                                                 December 31,                        December 31,
                                        ------------------------------      ------------------------------
                                            1999              1998              1999              1998
                                        ------------      ------------      ------------      ------------
Sales                                   $  1,566,041      $  1,730,202      $  3,468,182      $  2,940,380
Cost of sales                              1,021,672         1,092,456         2,196,766         1,931,074
                                        ------------      ------------      ------------      ------------
Gross margin                                 544,369           637,746         1,271,416         1,009,306
                                        ------------      ------------      ------------      ------------

Operating expenses:
   Selling, general and
   administrative                          1,211,216         1,228,030         2,359,184         2,368,182
   Research and product development
                                             100,290            79,004           191,953           189,532
                                        ------------      ------------      ------------      ------------
                                           1,311,506         1,307,034         2,551,137         2,557,714
                                        ------------      ------------      ------------      ------------

Loss from operations                        (767,137)         (669,288)       (1,279,721)       (1,548,408)

Other income (expense):
   Interest income                            12,362            20,459            22,529            21,407
   Interest expense                         (163,183)         (154,778)         (311,933)         (307,992)
   Gain on sale of assets                         --           109,221                --           101,643
   Other                                          --           (47,283)               --           (51,872)
                                        ------------      ------------      ------------      ------------

Loss before income taxes                    (917,958)         (741,669)       (1,569,125)       (1,785,222)
                                        ------------      ------------      ------------      ------------
Net loss from continuing operations
                                            (917,958)         (741,669)       (1,569,125)       (1,785,222)

Income from discontinued operations
                                                  --           103,761                --           187,232
                                        ------------      ------------      ------------      ------------

Net loss                                $   (917,958)     $   (637,908)     $ (1,569,125)     $ (1,597,990)

Preferred dividends                          (25,078)               --           (25,078)               --
                                        ------------      ------------      ------------      ------------

Net loss allocable to common
   stockholders                         $   (943,036)     $   (637,908)     $ (1,594,203)     $ (1,597,990)
                                        ============      ============      ============      ============


Weighted average common shares
   outstanding                            10,514,118         9,135,757        10,502,959         8,806,426

Basic and diluted loss per share:
   Continuing operations                $      (0.09)     $      (0.08)     $      (0.15)     $      (0.20)
   Discontinued operations                        --              0.01                --              0.02
                                        ------------      ------------      ------------      ------------

Net loss per share                      $      (0.09)     $      (0.07)     $      (0.15)     $      (0.18)
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

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                           For the Six Months Ended
                                                                 December 31,
                                                         ----------------------------
                                                             1999             1998
                                                         -----------      -----------
Cash flows from operating activities:
   Net loss                                              $(1,569,125)     $(1,597,990)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                           229,682          175,287
     Bad debt expense                                         11,400            9,760
     Provision for warranty reserve                           28,000           64,652
     Provision for inventory reserve                           2,500            3,000
     Deferred revenue                                         47,183          (66,758)
     Other non-cash expenses paid with stock                 107,176          129,464
     Discontinued operations                                      --          187,232
     Changes in operating assets and liabilities:
       Accounts receivable                                    33,602         (231,254)
       Inventories                                            10,902          (49,096)
       Restricted cash                                            --          (78,843)
       Other assets                                          (17,351)        (118,106)
       Accounts payable                                     (210,301)         587,640
       Accrued liabilities                                  (197,324)         (88,141)
                                                         -----------      -----------
         Cash used in continuing operations               (1,523,656)      (1,073,153)
         Cash provided by discontinued operations                 --            4,889
                                                         -----------      -----------
           Net cash used in operating activities          (1,523,656)      (1,068,264)
                                                         -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                        (49,072)        (201,891)
                                                         -----------      -----------
           Net cash used in investing activities             (49,072)        (201,891)
                                                         -----------      -----------

Cash flows from financing activities:
   Issuance of common stock                                       --               17
   Issuance of preferred stock                             1,468,481               --
   Dividends on preferred stock                              (25,078)              --
   Payments on long-term debt and other liabilities         (678,332)        (342,502)
   Proceeds from long-term debt                              969,196        1,588,869
                                                         -----------      -----------
           Net cash provided by financing activities       1,734,267        1,246,384
                                                         -----------      -----------

Increase (decrease) in cash and cash equivalents             161,539          (23,771)
Cash and cash equivalents at beginning of period             251,113           49,747
                                                         -----------      -----------
Cash and cash equivalents at end of period               $   412,652      $    25,976
                                                         ===========      ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended December 31, 1999 and 1998

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

NOTE 2 - RECLASSIFICATION

Certain reclassification of prior year amounts have been made to conform to the current period presentation. In October 1998, the Company sold a portion of its Golston Company, Inc. ("Golston") subsidiary and in May 1999 sold the remaining operations of Golston. In August 1999, the Company sold its Tri-Coastal Systems, Inc. subsidiary. The Company has reflected the disposition of these subsidiaries as discontinued operations in the accompanying financial statements for the three and six months ended December 31, 1998. Accordingly, the consolidated statement of operations and statement of cash flows for the six months ended December 31, 1998 and the related footnotes have been reclassified.

NOTE 3 - FINANCING

In October and November 1999, the Company raised $1.855 million through a private placement of 92,750 shares of preferred stock. The preferred stock provides for dividends of 9% per annum and is convertible into common stock at a rate of 25 common shares for each preferred share. Each investor in the private placement also received a warrant to purchase 16 2/3 shares of common stock for each share of preferred stock purchased. The warrant exercise price is $1.00 per share and the warrants expire in October 2004. The Company believes proceeds from this funding combined with results from operations and borrowings under its credit facility will be sufficient to finance its future cash requirements through fiscal 2000.

NOTE 4 - BUSINESS SEGMENTS

Information for the Company's reportable segments for the three and six months ended December 31, 1999 and 1998 is as follows:


                                        For the Three Months Ended                For the Six Months Ended
                                                December 31,                             December 31,
                                      --------------------------------          --------------------------------
                                          1999                 1998                 1999                 1998
                                      -----------          -----------          -----------          -----------
Sales
   B&B                                $ 1,392,747          $ 1,589,667          $ 2,901,745          $ 2,799,793
   ISI                                    173,294              140,535              566,437              140,587
                                      -----------          -----------          -----------          -----------
                                      $ 1,566,041          $ 1,730,202          $ 3,468,182          $ 2,940,380
                                      ===========          ===========          ===========          ===========
Income (loss) from operations
   B&B                                $   106,891          $    38,441          $   289,500          $  (145,881)
   ISI                                   (546,033)            (347,113)            (899,624)            (806,590)
   Corporate                             (327,995)            (360,616)            (669,597)            (595,937)
                                      -----------          -----------          -----------          -----------
                                      $  (767,137)         $  (669,288)         $(1,279,721)         $(1,548,408)
                                      ===========          ===========          ===========          ===========

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

RESULTS OF OPERATIONS

Quarter Ended December 31, 1999 Compared to Quarter Ended December 31, 1998

Sales. The Company's sales decreased by $0.2 million (9.5%) to $1.5 million during the quarter ended December 31, 1999 from $1.7 million during the comparable 1998 period. This decrease is the result of lower sales of perimeter security products at the Company's B&B Electromatic, Inc. ("B&B") subsidiary coupled with a decrease of end-user system installations at the Company's Intelli-Site, Inc. ("ISI") subsidiary.

For the quarter ended December 31, 1999, approximately 89% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 92% for the same 1998 period.

Research and Product Development. Research and product development expenses increased by approximately $20,000 during the quarter ended December 31, 1999 compared to the comparable 1998 period due to increased expenditures at the Company's B&B subsidiary.

Six Months Ended December 31, 1999 Compared to Six Months Ended December 31,
1998

Sales. The Company's sales increased by $0.5 million (18%) to $3.4 million during the six months ended December 31, 1999 from $2.9 million during the comparable 1998 period. This increase is primarily due to increased software and first quarter end-user system installations.

For the six months ended December 31, 1999, approximately 84% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 95% for the same 1998 period.

Cost of Sales and Gross Margin. Gross margin as a percent of sales increased to 37% for the six months ended September 30, 1999 from 34% during the comparable 1998 period due to a more favorable product mix at B&B, coupled with an increase in software sales at ISI.

Research and Product Development. Research and product development expenses remained comparable for the six months ended December 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased $161,539 during the second half of fiscal 2000. At December 31, 1999, the Company had $412,652 in cash and cash equivalents and had $326,153 outstanding under its $1 million revolving credit facility. The credit facility, which is secured by accounts receivable, property and equipment, and inventory, permits the Company to borrow up to $1 million, subject to availability under its borrowing base. As of December 31, 1999, the Company had approximately $82,000 of additional borrowing availability under its credit facility. The facility expires in December 2001.

For the six months ended December 31, 1999, the Company's operating activities used $1,523,656 of cash compared to $1,068,264 of cash used in operations during the six months ended December 31, 1998. The increase in cash used in operations is primarily due to the timing of certain payments to the Company's vendors.

The Company used $49,072 for the purchase of property and equipment during the first half of fiscal 2000 compared to $201,891 for the previous six month fiscal 1999 period. The purchases from fiscal 1999 of a new computer system and truck at B&B and a trade show booth at ISI accounted for the majority of this variance.

During the second half of fiscal 2000, the Company financed its operations from cash flow from long-term borrowings of $969,196 and received $1,468,481 in exchange for preferred stock. The Company made payments of $678,332 on debt and other liabilities.

In October and November 1999, the Company raised $1.855 million through a private placement of 92,750 shares of preferred stock. The preferred stock provides for dividends of 9% per annum and is convertible into common stock at a rate of 25 common shares for each preferred share. Each investor in the private placement also received a warrant to purchase 16 2/3 shares of common stock for each share of preferred stock purchased. The warrant exercise price is $1.00 per share and the warrants expire in October 2004. The Company believes proceeds from this funding combined with results from operations and borrowings under its credit facility will be sufficient to finance its future cash requirements through fiscal 2000.

The Company's backlog, calculated as the aggregate sales price of firm orders received from customers less revenue recognized, was approximately $2.5 million at February 1, 2000. Due to the Company transferring its sales from end-users to third parties. The Company anticipates its backlog may decrease by approximately $1 million during the next 60 days. The Company expects that the majority of the remaining backlog will be filled during fiscal 2000 and the first quarter of fiscal 2001.

YEAR 2000 ISSUE

The Year 2000 issue concerned the ability of computer software programs, including the logic contained within embedded chips, to correctly identify and process date-sensitive calculations across and beyond the Year 2000 dateline. The Company's products and systems it manufactures were unaffected by the Year 2000 issue. The Company utilizes third-party equipment and software that was unaffected by the Year 2000 issue. The Company implemented solutions for the areas it felt could potentially be affected by the Year 2000 issue. The Company implemented solutions for all known areas affected by the Year 2000 issue, and there was no disruption and the Company did not incur significant costs to avoid such disruptions.

                                     PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         10.76 Form of Subscription Agreement for Series D Convertible Preferred Stock.

         10.77    Amended and Restated Certificate of Incorporation of the
                  Company.

         27.1     Financial Data Schedule.

(b)      Reports filed on Form 8-K.

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

                                        Integrated Security Systems, Inc.
                                 -----------------------------------------------
                                                  (Registrant)



Date:    February 14, 2000                  /s/ GERALD K. BECKMANN
                                 -----------------------------------------------
                                               Gerald K. Beckmann
                                 Director, President and Chief Executive Officer

                               INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------
   10.76          Form of Subscription Agreement for Series D Convertible
                  Preferred Stock.

   10.77          Amended and Restated Certificate of Incorporation of the
                  Company.

   27.1           Financial Data Schedule.