Form 10QSB
period 2000-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2000-05-15
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                  ------------


                                   FORM 10-QSB


                                  ------------



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000.
                                                    --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 1, 2000, 10,564,145 shares of Registrant's common stock were outstanding.

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

           Balance Sheets......................................................................3

           Statements of Operations............................................................4

           Statements of Cash Flows............................................................5

           Notes to Financial Statements.......................................................6

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets


                                                                                March 31,     June 30,
                                                                                 2000           1999
                                                                             ------------    ------------
                                                                             (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                                 $    144,856    $    251,113
   Accounts receivable, net of allowance for doubtful
     accounts of $69,255 and $54,383, respectively                              1,337,077       1,381,879
   Inventories                                                                    568,828         529,198
   Notes receivable                                                               133,966         340,000
   Other current assets                                                           109,944         156,165
   Assets of discontinued operations                                                   --         626,220
                                                                             ------------    ------------
     Total current assets                                                       2,294,671       3,284,575

Property and equipment, net                                                       944,295       1,019,993
Capitalized software development costs, net                                       162,232         332,802
Deferred income taxes                                                                  --         205,384
Other assets                                                                       23,884          74,653
                                                                             ------------    ------------
     Total assets                                                            $  3,425,082    $  4,917,407
                                                                             ============    ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                          $    404,766    $    625,964
   Accrued liabilities                                                            477,408       1,004,253
   Advances under factoring agreement                                             486,910              --
   Current portion of long-term debt and other liabilities                      1,534,359       1,330,566
   Liabilities of discontinued operations                                              --         249,654
                                                                             ------------    ------------
     Total current liabilities                                               $  2,903,443    $  3,210,437
                                                                             ------------    ------------

Long-term debt and other liabilities                                            4,317,544       4,608,003

Stockholders' equity:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     102,250 and 10,250 shares, respectively, issued
     and outstanding                                                                1,023             102
   Common stock, $.01 par value, 35,000,000 shares
     authorized; 10,564,145 and 10,513,993 shares,
     respectively, issued; and 10,514,145 and 10,463,993
     shares, respectively, outstanding                                            105,641         105,140
   Additional paid-in-capital                                                  14,498,569      12,704,653
   Accumulated deficit                                                        (18,282,388)    (15,592,178)
   Treasury stock, 50,000 shares                                                 (118,750)       (118,750)
                                                                             ------------    ------------
     Total stockholders' deficit                                               (3,795,905)     (2,901,033)
                                                                             ------------    ------------
       Total liabilities and stockholders' deficit                           $  3,425,082    $  4,917,407
                                                                             ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                      For the Three Months Ended      For the Nine Months Ended
                                                March 31,                      March 31,
                                      ----------------------------    ----------------------------
                                         2000            1999             2000           1999
                                      ------------    ------------    ------------    ------------

Sales                                 $  1,509,601    $  1,430,217    $  4,977,783    $  4,370,597
Cost of sales                            1,131,576         936,629       3,328,342       2,867,702
                                      ------------    ------------    ------------    ------------
Gross margin                               378,025         493,588       1,649,441       1,502,895
                                      ------------    ------------    ------------    ------------

Operating expenses:
   Selling, general and
   administrative                        1,251,366       1,510,127       3,610,550       3,878,314
   Research and product development
                                            88,293          93,742         280,246         283,274
                                      ------------    ------------    ------------    ------------
                                         1,339,659       1,603,869       3,890,796       4,161,588
                                      ------------    ------------    ------------    ------------

Loss from operations                      (961,634)     (1,110,281)     (2,241,355)     (2,658,693)

Other income (expense):
   Interest income                           9,928          15,709          32,457          37,116
   Interest expense                       (155,394)       (418,304)       (467,326)       (726,296)
   Gain on sale of assets                       --              --              --         101,643
   Other                                        --          (9,110)             --         (60,982)
                                      ------------    ------------    ------------    ------------

Loss before income taxes                (1,107,100)     (1,521,986)     (2,676,224)     (3,307,212)
                                      ------------    ------------    ------------    ------------

Benefit for income taxes                    51,856              --          51,856              --

Net loss from continuing operations
                                        (1,055,244)     (1,521,986)     (2,624,368)     (3,307,212)

Income from discontinued operations
                                                --          82,342              --         269,578
                                      ------------    ------------    ------------    ------------

Net loss                              $ (1,055,244)   $ (1,439,644)   $ (2,624,368)   $ (3,037,634)

Preferred dividends                        (40,765)             --         (65,843)             --
                                      ------------    ------------    ------------    ------------

Net loss allocable to common
   stockholders                       $ (1,096,009)   $ (1,439,644)   $ (2,690,211)   $ (3,037,634)
                                      ============    ============    ============    ============

Weighted average common shares
   outstanding                          10,514,145       9,263,993      10,506,672       8,956,722

Basic and diluted loss per share:
   Continuing operations              $      (0.10)   $      (0.16)   $      (0.25)   $      (0.37)
   Discontinued operations                      --              --              --            0.03
                                      ------------    ------------    ------------    ------------

Net loss per share                    $      (0.10)   $      (0.16)   $      (0.25)   $      (0.34)
                                      ============    ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       For the Nine Months Ended
                                                               March 31,
                                                       --------------------------
                                                          2000           1999
                                                       -----------    -----------
Cash flows from operating activities:
   Net loss                                            $(2,624,368)   $(3,037,634)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                         333,593        328,687
     Bad debt expense                                       17,400         14,360
     Provision for warranty reserve                         41,500         92,652
     Provision for inventory reserve                         4,000          4,500
     Deferred revenue                                       26,511       (128,797)
     Non-cash expenses paid with stock                     107,318        514,414
     Discontinued operations                                    --        269,578
     Changes in operating assets and liabilities:
       Accounts receivable                                  27,402       (103,142)
       Inventories                                         (43,631)       (27,607)
        Other assets                                       481,900       (691,567)
       Accounts payable                                   (221,198)       214,641
       Accrued liabilities                                (191,780)       279,111
                                                       -----------    -----------
         Cash used in continuing operations             (2,041,353)    (2,270,804)
         Cash used in discontinued operations                   --        (41,818)
                                                       -----------    -----------
           Net cash used in operating activities        (2,041,353)    (2,312,622)
                                                       -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                      (87,325)      (218,203)
                                                       -----------    -----------
           Net cash used in investing activities           (87,325)      (218,203)
                                                       -----------    -----------
Cash flows from financing activities:
   Issuance of common stock                                     --             17
   Issuance of preferred stock                           1,688,021             --
   Dividends on preferred stock                            (65,844)            --
   Payments on long-term debt and other liabilities       (427,146)    (1,159,134)
   Proceeds from long-term debt                            827,390      3,820,968
                                                       -----------    -----------
           Net cash provided by financing activities     2,022,421      2,661,851
                                                       -----------    -----------
Increase (decrease) in cash and cash equivalents          (106,257)       131,026
Cash and cash equivalents at beginning of period           251,113         49,747
                                                       -----------    -----------
Cash and cash equivalents at end of period             $   144,856    $   180,773
                                                       ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                    Nine Months Ended March 31, 2000 and 1999


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

NOTE 2 - RECLASSIFICATION

Certain reclassification of prior year amounts have been made to conform to the current period presentation. In October 1998, the Company sold a portion of its Golston Company, Inc. ("Golston") subsidiary and in May 1999 sold the remaining operations of Golston. In August 1999, the Company sold its Tri-Coastal Systems, Inc. subsidiary. The Company has reflected the disposition of these subsidiaries as discontinued operations in the accompanying financial statements for the three and nine months ended March 31, 1999. Accordingly, the consolidated statement of operations and statement of cash flows for the nine months ended March 31, 1999 and the related footnotes have been reclassified.

NOTE 3 - FINANCING

On March 3, 2000, the Company replaced all lending agreements with Frost Capital Group by entering into an Account Transfer Agreement with Evergreen Funding Corporation to factor accounts receivable with recourse. This factoring facility expires September 3, 2000, but is extendable at the discretion of the Company. The Agreement has an advance rate of 80%, factoring fee of 1.5%, an interest rate equal to the prime rate charged by Chase Bank of Texas. N.A. plus 2% per annum and a maximum borrowing amount of $800,000. This facility is secured by the accounts receivable and inventory of the Company's B&B Electromatic, Inc. ("B&B") subsidiary and is guaranteed by ISSI and the Company's Intelli-Site, Inc. ("ISI") subsidiary. At March 31, 2000, the Company had received advances of $486,910 under this Agreement.

NOTE 4 - BUSINESS SEGMENTS

Information for the Company's reportable segments for the three and nine months ended March 31, 2000 and 1999 is as follows:


                                For the Three Months Ended    For the Nine Months Ended
                                         March 31,                     March 31,
                                ---------------------------   --------------------------
                                   2000           1999           2000           1999
                                -----------    -----------    -----------    -----------
Sales
   B&B                          $ 1,200,921    $ 1,330,212    $ 4,102,666    $ 4,130,005
   ISI                              308,680        100,005        875,117        240,592
                                -----------    -----------    -----------    -----------
                                $ 1,509,601    $ 1,430,217    $ 4,977,783    $ 4,370,597
                                ===========    ===========    ===========    ===========

Income (loss) from operations
   B&B                          $    13,950    $     7,414    $   303,450    $  (138,467)
   ISI                             (584,319)      (534,789)    (1,483,942)    (1,341,378)
   Corporate                       (391,266)      (582,906)    (1,060,863)    (1,178,848)
                                -----------    -----------    -----------    -----------
                                $  (961,634)   $(1,110,281)   $(2,241,355)   $(2,658,693)
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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

Sales. The Company's sales increased by $0.1 million (5.5%) to $1.5 million during the quarter ended March 31, 2000 from $1.4 million during the comparable 1999 period. This increase is the result of an increase of end-user system installations at the Company's Intelli-Site, Inc. ("ISI") subsidiary.

For the quarter ended March 31, 2000, approximately 80% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 93% for the same 1999 period.

Cost of Sales and Gross Margin. Gross margin as a percent of sales decreased to 26% for the quarter ended March 31, 2000 from 35% during the comparable 1999 period. This decrease is due to a cost overrun on a project installation by the Company's ISI subsidiary that was completed during the current quarter.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $1.2 million during the third quarter of fiscal 2000 from $1.5 million during the comparable 1999 period. In the 1999 period, the Company incurred non-cash expenses of approximately $0.3 million in connection with the conversion of debt to equity.

Research and Product Development. Research and product development expenses remained comparable for the three months ended March 31, 2000 and 1999.

Interest Expense. Interest expense decreased $0.3 million for the quarter ending March 31, 2000, compared to the comparable 1999 period. In the 1999 period, the Company incurred non-cash interest expense of approximately $0.3 million in connection with the issuance of additional debt.

Benefit for Income Taxes. The Company realized a net benefit for income taxes of $0.05 million during the quarter ending March 31, 2000 due to the settlement of a carryback refund filed with the Internal Revenue Service. The carryback refund was for $0.3 million and $0.25 million was utilized to eliminate the Company's preexisting income tax receivable.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

Sales. The Company's sales increased by $0.6 million (14%) to $5.0 million during the nine months ended March 31, 2000 from $4.4 million during the comparable 1999 period. This increase is primarily due to increased software and first and third quarter end-user system installations at the Company's ISI subsidiary.

For the nine months ended March 31, 2000, approximately 82% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 94% for the same 1999 period.

Cost of Sales and Gross Margin. Gross margin as a percent of sales remained comparable for the nine months ended March 31, 2000 and 1999.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $3.6 million during the third quarter of fiscal 2000 from $3.9 million during the comparable 1999 period. In the 1999 period, the Company incurred non-cash expenses of approximately $0.3 million in connection with the conversion of debt to equity.

Research and Product Development. Research and product development expenses remained comparable for the nine months ended March 31, 2000 and 1999.

Interest Expense. Interest expense decreased $0.3 million for the nine months ending March 31, 2000, compared to the comparable 1999 period. In the 1999 period, the Company incurred non-cash interest expense of approximately $0.3 million in connection with the issuance of additional debt.

Benefit for Income Taxes. The Company realized a net benefit for income taxes of $0.05 million during the nine months ending March 31, 2000 due to the settlement of a carryback refund filed with the Internal Revenue Service. The carryback refund was for $0.3 million and $0.25 million was utilized to eliminate the Company's preexisting income tax receivable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased $106,257 during the first nine months of fiscal 2000 . At March 31, 2000, the Company had $144,856 in cash and cash equivalents and had $486,910 outstanding under its factoring facility. The factoring facility, which is secured by accounts receivable, and inventory, permits the Company to borrow up to $0.8 million, subject to availability under its borrowing base.

For the nine months ended March 31, 2000, the Company's operating activities used $2,041,353 of cash compared to $2,312,622 of cash used in operations during the nine months ended March 31, 1999. The decrease in cash used in operations is primarily due to the receipt of the income tax carryback refund.

The Company used $87,325 for the purchase of property and equipment during the first nine months of fiscal 2000 compared to $218,203 for the previous nine month fiscal 1999 period. The purchases from fiscal 1999 of a new computer system and truck at B&B and a trade show booth at ISI accounted for the majority of this variance.

During the first nine months of fiscal 2000, the Company financed its operations with cash flows from long-term borrowings of $827,390 and received $1,688,021 from the sale of preferred stock. The Company made payments of $427,146 on debt and other liabilities.

On March 3, 2000, the Company replaced all lending agreements with Frost Capital Group by entering into an Account Transfer Agreement with Evergreen Funding Corporation to factor accounts receivable with recourse. This factoring facility expires September 3, 2000, but is extendable at the discretion of the Company. The Agreement has an advance rate of 80%, a factoring fee of 1.5%, and an interest rate equal to the prime rate charged by Chase Bank of Texas. N.A. plus 2% per annum and a maximum borrowing amount of $800,000. This facility is secured by the accounts receivable and inventory of the Company's B&B Electromatic, Inc. ("B&B") subsidiary and is guaranteed by ISSI and the Company's Intelli-Site, Inc. ("ISI") subsidiary. At March 31, 2000, the Company had received advances of $486,910 under this Agreement. The Company believes borrowing under the new factoring facility combined with results from operations will be sufficient to finance future cash requirements at its manufacturing subsidiary. In order to maximize the current market opportunity for ISI, the Company will need to receive additional financing either through equity placement and/or additional debt.

The Company's backlog, calculated as the aggregate sales price of firm orders received from customers less revenue recognized, was approximately $1.8 million at May 1, 2000. Due to the change in business focus from project sales to product sales at the ISI subsidiary, the Company's backlog will continue to decrease as projects are completed. The Company expects that the majority of the remaining backlog will be filled during the last quarter of fiscal 2000 and the first quarter of fiscal 2001.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

(b)      Reports filed on Form 8-K.

         None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Integrated Security Systems, Inc.
                                 --------------------------------------------
                                               (Registrant)



Date:     May 12, 2000                   /s/ GERALD K. BECKMANN
     ---------------------       --------------------------------------------
                                             Gerald K. Beckmann
                                 Director, President and Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
27                              Financial Data Schedule