Form 10KSB
period 2000-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2000-10-13
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-KSB

                                   ----------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Paid).

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required).


                       For Fiscal Year Ended June 30, 2000
                         Commission File Number: 1-11900

                                   ----------

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

                                   ----------

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

Issuer's revenues for its most recent fiscal year:  $6,561,359

As of September 30, 2000, 10,572,545 shares of the Registrant's common stock were outstanding and 1,340,505 warrants were outstanding.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: as of September 30, 2000, $5,150,521. This amount was computed by reference to the average close price of Registrant's common stock.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



Item No.                                                                                                             Page
                                     PART I

    1.     Description of Business......................................................................................3

    2.     Description of Properties....................................................................................6

    3.     Legal Proceedings............................................................................................6


                                     PART II


    5.     Market for Company's Common Equity and Related Stockholder Matters...........................................7

    6.     Management's Discussion and Analysis of Financial Condition and Results of Operations........................7

    7.     Financial Statements........................................................................................10

    8.     Disagreements with Accountants on Accounting and Financial Disclosure.......................................26


                                    PART III


    9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of the Exchange Act......................................................................26

   10.     Executive Compensation......................................................................................28

   11.     Security Ownership of Certain Beneficial Owners and Management..............................................29

   12.     Certain Relationships and Related Transactions..............................................................30

                                     PART IV


   13.     Exhibits, Lists and Reports on Form 8-K.....................................................................31



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

INTELLI-SITE, INC.

Within the security industry, it is generally accepted that automated integration improves productivity, reduces loss (which reduces insurance premiums) and improves response time and accuracy. With respect to integrated systems, Intelli-Site(R) is designed as a standard product that will break the stranglehold proprietary system providers have on customers. By providing the industry with an open system, Intelli-Site(R) can integrate products (hardware/devices) across the industry from different vendors, tailored to unique customer requirements. As a hardware-independent software supplier, Intelli-Site, Inc. is able to decouple the selection of software from hardware, providing customers the ability to mix-and-match different hardware (from various manufacturers) into a single, integrated security system platform.

With Intelli-Site NT, customers can integrate a wide variety of devices from various manufacturers such as access control, closed circuit television ("CCTV"), badge systems, fire alarm systems, lighting control and HVAC systems. In addition to providing centralized control, users can tailor the interface for ease of operation based on their unique functional requirements.

Since Intelli-Site NT is device non-specific, customers can integrate currently installed equipment, even if purchased from different manufacturers. For example, an access control system and a CCTV system from different hardware manufacturers may already exist within a facility, but due to the proprietary nature of both systems, they cannot communicate with each other. Unless the two systems can communicate, a "forced door" alarm on the access control system cannot initiate a video recording of the event. A proprietary integrated system would require replacement of one or both of the existing systems with equipment compatible to that of the proprietary system. However, assuming device drivers are available, Intelli-Site NT can integrate existing systems thereby avoiding expensive equipment retrofits, time delays and single vendor dependencies. Intelli-Site NT can also be tailored to a manufacturer's proprietary specifications to be marketed as an added feature to their existing product line.

No two companies, facilities or workgroups are identical; each has different security requirements. Intelli-Site NT, while a standard product, allows users to define its configuration (what is to be integrated), its Graphical User Interface - GUI (how the operator controls the system), its functionality (what the system does) and its databases (what/how data is stored). In the past, only a custom designed system could provide this level of user-specific features. Other standard software products either cannot be tailored or attempt to provide some limited "customization" through a fixed set of user options. With Intelli-Site NT, user-defined restrictions are limited to the capabilities of the integrated devices.

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



--------------------------------------------------------------------------------

Core Business

B&B's core products (gates and barriers, perimeter security and navigational lighting) compete primarily in the road and bridge construction/refurbishment and perimeter security markets. These products are used for gating/barricading movable bridges, locking down sections of road under construction, gates for reversible lane changer systems, gates to secure railroad crossings, operators and gates used in perimeter security and navigational lights used primarily with waterways. B&B typically sells through electrical sub-contractors or through distributors.

B&B's XL automatic gate operator product line has been successfully tested and is in compliance with the Underwriter's Laboratory's new safety standard UL325 and is now NRTL listed (listed by a Nationally Recognized Testing Laboratory). Meeting the new UL325 safety standard, like all UL standards, is voluntary. However, many governmental and private sector corporations specify and require that all products purchased meet UL standards and be NRTL listed. B&B's XL Series of hydraulic sliding gate operators are the first operators of its kind to meet the new UL325 safety standards. The XL Series is listed by Intertek Testing Services with the ETL (Electronic Testing Laboratory) Mark. The XL Series of gate operators meets the primary and secondary entrapment protection requirements of UL325 with two pair of infrared beams and an audible alarm. In addition, the XL Series incorporates a new solid-state controller, the PK2K, which monitors and controls the correct installation and functioning of safety devices. The PK2K will not allow the operator to function if there is incorrect wiring or a malfunction that could cause injury or property damage.

Fewer movable bridges are being constructed and as a result, B&B is seeking broader applications of their movable gates and barriers. Highway lane changers, road construction gates and barriers, seismic gates and perimeter security gates are all growing market opportunities for B&B.

New Business

After two years of development and testing, B&B's patented safety barrier gate was accepted by the Federal Highway Administration ("FHWA") in November 1998. In addition, the Federal Railroad Administration ("FRA") determined in August 2000 that the safety barrier gate is in compliance with their fail-safe requirement. The FHWA-accepted safety barrier gate was designed to improve safety at highway railroad crossings (HRC's) without the necessity of grade separations (bridges or underpasses). Federal funding of approximately $160 million per year is available for upgrading the safety of the more than 262,000 existing HRC's. Additional federal and state funding is available for HRC's on high-speed rail corridors which have mandated upgrade requirements.

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

BACKLOG

The Company's backlog, calculated as the aggregate sales prices of firm orders received from customers less revenue recognized, was approximately $1.6 million at September 30, 2000. The Company expects that the majority of this backlog will be filled during fiscal 2001.


--------------------------------------------------------------------------------
                                     Page 4

PRODUCT DESIGN AND DEVELOPMENT

There are currently six employees of the Company dedicated to research, development and product engineering. During fiscal 1999 and 2000, the Company spent approximately $378,365 and $386,899 respectively, on research and development, primarily related to the development and enhancement of Intelli-Site(R).

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




--------------------------------------------------------------------------------

B&B Electromatic, Inc.

B&B's road and bridge product line competitors are relatively the same size as B&B with regionally concentrated customer bases versus B&B's national coverage. B&B has an excellent reputation and a far more extensive design specification network, having been in this market niche since 1925. Only one other hydraulic operator competes with B&B's high-end perimeter security products. The competition for the railroad barrier market appears to be non-existent.

EMPLOYEES

As of June 30, 2000, the Company employed 65 people, all in full-time positions. None of the Company's employees are subject to collective bargaining agreements. The Company believes that relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTIES

B&B owns its manufacturing and office facility in Norwood, Louisiana. This facility consists of approximately 26,000 square feet of manufacturing and office space on five acres of land. The Company occupies 13,038 square feet of office and warehouse space in Irving, Texas, under a lease expiring on December 31, 2000, with monthly rent of $13,728, plus the costs of utilities, property taxes, insurance, repair/maintenance expenses and common area utilities.

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





--------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board, effective March 23, 1999. Prior to that date, the Company's Common Stock was traded on the National Association of Securities Dealers, Inc. ("Nasdaq") under the symbol "IZZI." As of June 30, 2000, there were 10,514,145 shares of Common Stock outstanding and 1,340,505 warrants outstanding entitling holders to purchase 3,552,338 shares of Common Stock. The shares of Common Stock are held of record by approximately 139 holders and the warrants are held of record by approximately 5 holders. The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock on the Nasdaq Small Cap Market and the Nasdaq Over-the-Counter Bulletin Board Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in the Company's securities may at times be moderately illiquid due to low volume.

                                                                    Common Stock
                                                     ------------------------------------
                                                        $ High                  $ Low
                                                     ------------           -------------
          Fiscal 2000
                            First Quarter                11/16                     19/32
                            Second Quarter                 3/4                      7/16
                            Third Quarter                 9/16                     15/32
                            Fourth Quarter               23/32                     13/32
          Fiscal 1999
                            First Quarter               1 9/32                     21/32
                            Second Quarter                   1                     17/32
                            Third Quarter                1 1/2                     15/32
                            Fourth Quarter              1 5/32                      9/16

On September 15, 2000, the last reported sales prices for the Common Stock as reported on the Over-the-Counter Bulletin Board was $ 0.53.

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

During fiscal 1999, the Company disposed of its two non-core subsidiaries, Golston Company, Inc. ("Golston") and Tri-Coastal Systems, Inc. ("TCSI"). ISSI sold Golston in May 1999 and TCSI in August 1999. These dispositions were consistent with ISSI's previously announced repositioning strategy to focus on its Intelli-Site subsidiary that manufactures the Intelli-Site(R) software product, and its B&B subsidiary that manufactures traffic control and safety systems as well as safety barriers for highway railroad crossings.

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



--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

Sales. The Company's sales increased by $0.7 million (12.6%) during the fiscal year ended June 30, 2000 from $5.8 million in fiscal 1999. This increase is the result of increased Intelli-Site(R) software sales and end-user system installations.

Cost of Sales and Gross Margin. Gross margin as a percent of sales remained comparable for the fiscal years ended June 30, 2000 and 1999.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 24% or by $1.4 million during the fiscal 2000 period. Approximately $0.5 million of the decrease during the current year is due to decreases in recruiting and relocation expenses at the Intelli-Site, Inc. subsidiary. The additional decrease is attributable to a one-time charge in fiscal 1999 of $0.9 million for the dissolution of the partnership that was originally formed to fund marketing and sales of the Intelli-Site(R) software product.

Research and Development. Research and product development expenses remained comparable for the fiscal years ended June 30, 2000 and 1999.

Interest Expense. During fiscal 2000, interest expense decreased by approximately $60,000. This decrease is primarily due to securing additional financing during the fiscal 1999 period.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased $151,477 during the fiscal year 2000. At June 30, 2000, the Company had $99,636 in cash and cash equivalents and $408,166 outstanding under its factoring facility. The factoring facility, which is secured by accounts receivable, and inventory, permits the Company to borrow up to $0.8 million, subject to availability under its borrowing base.

For the fiscal year ended June 30, 2000, the Company's continuing operating activities used $2,546,753 of cash compared to $3,505,922 of cash used during the previous fiscal year period. This decrease in cash used is primarily due to the reduced losses in fiscal 2000, offset in part by the payment in fiscal 1999 of expense with common stock and warrants in the amount of $1,469,922.

The Company used $110,298 for the purchase of property and equipment during fiscal 2000 compared to $266,192 for the previous fiscal 1999 period. The purchases in fiscal 1999 of a new computer system and a trade show booth at ISI accounted for the majority of this variance.

During fiscal 2000, the Company financed its operations with cash flows from long-term borrowings of $1,538,806 and received $1,688,021 from the sale of preferred stock. The Company made payments of $613,786 on debt and other liabilities.

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

On March 3, 2000, the Company replaced all lending agreements with Frost Capital Group by entering into an Account Transfer Agreement with Evergreen Funding Corporation to factor accounts receivable with recourse. This factoring facility expires September 3, 2001, and is extendable at the discretion of the Company. The Agreement has an advance rate of 80%, a factoring fee of 1.5%, and an interest rate equal to the prime rate charged by Chase Bank of Texas, N.A. plus 2% per annum and a maximum borrowing amount of $800,000. This facility is secured by the accounts receivable and inventory of the Company's B&B Electromatic, Inc. ("B&B") subsidiary and is guaranteed by ISSI and the Company's Intelli-Site, Inc. ("ISI") subsidiary. At June 30, 2000, the Company had received advances of $408,166 under this Agreement. The Company believes



--------------------------------------------------------------------------------
borrowing under the new factoring facility combined with results from operations will be sufficient to finance future cash requirements at its manufacturing subsidiary.

The Company is in default of the covenants for the convertible debentures issued to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. The Company has not received notice of default and is currently in negotiations to restructure this debt, but no agreement has yet been reached. The Company currently has no other source of repayment and there can be no assurance that these renegotiations will be successful. Accordingly, the debentures are classified as short-term debt on the financial statements.

The Company's liabilities are currently in excess of its assets and ISSI has experienced significant losses during fiscal 1999 and 2000. Management expects losses to continue through the majority of fiscal 2001. In order to meet working capital needs, the Company will need to receive additional financing either through sale of assets, equity placement and/or additional debt. Failure to receive financing could jeopardize the Company's ability to continue to operate.

The Company's backlog, calculated as the aggregate sales prices of firm orders received from customers less revenue recognized, was approximately $1.6 million at September 30, 2000. The Company expects that the majority of this backlog will be filled during fiscal 2001.

CAPITAL EXPENDITURES

During the year ended June 30, 1999, the Company acquired $110,298 of property and equipment with both short-term and long-term borrowings. The Company does not anticipate any significant capital expenditures during fiscal 2001.

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






--------------------------------------------------------------------------------

               INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM 7. FINANCIAL STATEMENTS


                                                                                                                 Page
                                                                                                                 ----
Report of Independent Accountants..................................................................................11

Consolidated Balance Sheets as of June 30, 2000 and 1999...........................................................12

Consolidated Statements of Operations for the years ended June 30, 2000 and 1999...................................13

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000 and 1999.........................14

Consolidated Statements of Cash Flows for the years ended June 30, 2000 and 1999...................................15

Notes to Consolidated Financial Statements......................................................................16-25



--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the Stockholders of Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Security Systems, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has an excess of liabilities over assets, and is in default of certain debt covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP

Dallas, Texas
August 4, 2000


--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                     June 30,
                                                                                        ----------------------------------
                                                                                              2000               1999
                                                                                        ---------------    ---------------
                                    ASSETS
Current assets:
   Cash and cash equivalents ........................................................   $        99,636    $       251,113
   Accounts receivable, net of allowance for
     doubtful accounts of $58,847 and $54,383, respectively .........................         1,201,491          1,381,879
   Inventories ......................................................................           585,486            529,198
   Notes receivable, net of $60,000 discount in 1999 ................................            28,546            340,000
   Unbilled revenue .................................................................           252,567                 --
   Other current assets .............................................................           112,718            156,165
   Assets of discontinued operations ................................................                --            626,220
                                                                                        ---------------    ---------------
     Total current assets ...........................................................         2,280,444          3,284,575

   Property and equipment, net ......................................................           921,695          1,019,993
   Capitalized software development costs, net ......................................           113,713            332,802
   Deferred income taxes ............................................................                --            205,384
   Other assets .....................................................................            16,898             74,653
                                                                                        ---------------    ---------------
     Total assets ...................................................................   $     3,332,750    $     4,917,407
                                                                                        ===============    ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable - trade .........................................................   $       582,717    $       625,964
   Accrued liabilities ..............................................................           440,072          1,004,253
   Current portion of long-term debt ................................................         6,135,260          1,330,566
   Liabilities of discontinued operations ...........................................                --            249,654
                                                                                        ---------------    ---------------
     Total current liabilities ......................................................         7,158,049          3,210,437


Long-term debt ......................................................................           728,331          4,608,003

Stockholders' deficit:
   Convertible preferred stock, $.01 par value, 750,000 shares authorized;
     102,250 and 10,250, shares respectively issued and outstanding (liquidation
     value of $2,045,000 and $205,000, respectively) ................................             1,023                102
   Common stock, $.01 par value, 35,000,000 shares authorized; 10,564,145 and
     10,513,993 shares, respectively, issued; and 10,514,145 and 10,463,993 shares,
     respectively, outstanding ......................................................           105,641            105,140
   Additional paid in capital .......................................................        14,502,963         12,704,653
   Accumulated deficit ..............................................................       (19,044,507)       (15,592,178)
   Treasury stock, at cost - 50,000 shares ..........................................          (118,750)          (118,750)
                                                                                        ---------------    ---------------
   Total stockholders' deficit ......................................................        (4,553,630)        (2,901,033)
                                                                                        ---------------    ---------------
     Total liabilities and stockholders' deficit ....................................   $     3,332,750    $     4,917,407
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


--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Years Ended
                                                                            June 30,
                                                               ----------------------------------
                                                                    2000                1999
                                                               ---------------    ---------------
Sales ......................................................   $     6,561,359    $     5,828,247
Cost of sales ..............................................         4,369,262          3,836,319
                                                               ---------------    ---------------
Gross margin ...............................................         2,192,097          1,991,928

Operating expenses:
   Selling, general and administrative .....................         4,589,922          6,038,120
   Research and product development ........................           386,899            378,365
                                                               ---------------    ---------------
                                                                     4,976,821          6,416,485
                                                               ---------------    ---------------

Loss from operations .......................................        (2,784,724)        (4,424,557)

Other income (expense):
   Interest income .........................................            33,690             45,448
   Interest expense ........................................          (645,684)          (705,352)
   Other ...................................................                --            (59,482)
                                                               ---------------    ---------------

Loss from continuing operations before income taxes ........        (3,396,718)        (5,143,943)
Deferred income tax benefit ................................            51,856                 --
                                                               ---------------    ---------------
Net loss from continuing operations after income taxes .....        (3,344,862)        (5,143,943)

Discontinued operations:
   Gain from operations ....................................                --             21,837
   Loss on disposal ........................................                --           (738,170)
                                                               ---------------    ---------------

Loss from discontinued operations ..........................                --           (716,333)
                                                               ---------------    ---------------

Net loss ...................................................        (3,344,862)        (5,860,276)

Preferred dividends ........................................          (107,467)                --
                                                               ---------------    ---------------


Net loss allocable to common stockholders ..................   $    (3,452,329)   $    (5,860,276)
                                                               ===============    ===============


Weighted average common shares outstanding .................        10,508,510          9,168,124

Basic and diluted loss per share:
   Continuing operations ...................................   $         (0.33)   $         (0.56)
   Discontinued operations .................................   $            --    $         (0.08)
                                                               ---------------    ---------------
Total ......................................................   $         (0.33)   $         (0.64)
                                                               ===============    ===============



The accompanying notes are an integral part of the consolidated financial statements.


--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                    Convertible
                                  Preferred Stock                Common Stock           Additional
                             --------------------------    -------------------------      Paid In      Accumulated       Treasury
                                Shares         Amount         Shares        Amount        Capital         Deficit         Stock
                             -----------    -----------    -----------   -----------   ------------    ------------    ------------
Balance at July 1, 1998           10,250    $       102      8,525,808   $    85,258   $ 10,822,802    $ (9,731,902)   $   (118,750)
Common stock issuance                                        1,200,000        12,000        768,000
Warrant issuance                                                                            689,929
Warrant exercise                                                 1,668            17
Debenture conversion                                           786,517         7,865        423,933
Net loss                                                                                                 (5,860,276)
                             -----------    -----------    -----------   -----------   ------------    ------------    ------------

Balance at June 30, 1999          10,250            102     10,513,993       105,140     12,704,653     (15,592,178)       (118,750)
Preferred stock issuance          92,750            928                                   1,774,638
Preferred stock conversion          (750)            (7)        15,000           150           (143)
Preferred dividends paid                                                                                   (107,467)
Common stock issuance                                           35,152           352         23,815
Net loss                                                                                                 (3,344,862)
                             -----------    -----------    -----------   -----------   ------------    ------------    ------------
Balance at June 30, 2000         102,250    $     1,023     10,564,145   $   105,641   $ 14,502,963    $(19,044,507)   $   (118,750)
                             ===========    ===========    ===========   ===========   ============    ============    ============




The accompanying notes are an integral part of the consolidated financial statements.



--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   For the Years Ended
                                                                        June 30,
                                                           ----------------------------------
                                                                2000               1999
                                                           ---------------    ---------------
Cash flows from operating activities:
   Net loss                                                $    (3,344,862)   $    (5,860,276)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Loss from discontinued operations                                  --            716,333
     Depreciation                                                  208,596            202,872
     Amortization                                                  219,089            227,638
     Provision for bad debt                                         36,946             20,060
     Provision for warranty reserve                                 55,000            113,352
     Provision for inventory reserve                                 1,359                 --
     Unbilled revenue                                             (189,976)           (70,091)
     Expenses paid with common stock and warrants                  111,712          1,469,922
     Changes in operating assets and liabilities:
       Accounts receivable                                         171,988           (108,558)
       Inventories                                                 (57,647)           (81,831)
       Notes receivable                                            311,454           (338,544)
       Deferred income taxes                                       205,384                 --
       Other assets                                                 38,612             51,990
       Accounts payable                                            (43,247)           180,835
       Accrued liabilities                                        (271,161)           (29,624)
                                                           ---------------    ---------------
         Cash used in continuing operations                     (2,546,753)        (3,505,922)
         Cash provided by discontinued operations                       --          3,445,964
                                                           ---------------    ---------------
           Net cash used in operating activities                (2,546,753)           (59,958)
                                                           ---------------    ---------------

Cash flows from investing activities:
   Purchase of property and equipment                             (110,298)          (266,192)
   Purchase of software technology                                      --           (200,090)
                                                           ---------------    ---------------
           Net cash used in investing activities                  (110,298)          (466,282)
                                                           ---------------    ---------------

Cash flows from financing activities:
   Issuance of preferred stock                                   1,688,021                 --
   Dividends on preferred stock                                   (107,467)                --
   Issuance of common stock                                             --                 17
   Payments of long-term debt and other liabilities               (613,786)        (1,833,671)
   Proceeds from notes payable and long-term debt                1,538,806          2,561,260
                                                           ---------------    ---------------
           Net cash provided by financing activities             2,505,574            727,606
                                                           ---------------    ---------------

Increase (decrease) in cash and cash equivalents                  (151,477)           201,366
Cash and cash equivalents at beginning of period                   251,113             49,747
                                                           ---------------    ---------------
Cash and cash equivalents at end of period                 $        99,636    $       251,113
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

CASH AND CASH EQUIVALENTS

Cash is comprised of highly liquid instruments with original maturities of three months or less.

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

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

The Company recognizes revenue from sales at either the time of shipment or by percentage of completion for installations of security systems. The Company's accounts receivable are generated from a large number of customers in the traffic and security products markets. No single customer accounted for 10% or more of revenues during the years ended June 30, 2000 or 1999.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized costs are amortized over the greater of the revenue method or the straight-line method over five years. Amortization expense for the years ended June 30, 2000 and 1999 was $219,089 and $227,638, respectively. Accumulated amortization at June 30, 2000 was $723,283 and at June 30, 1999 was $504,194.

The Company expenses all other research and product development costs as they are incurred.



--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company's accounts receivable, notes receivable, accounts payable, long-term debt and other liabilities approximate the fair values of such financial instruments.

NET LOSS PER SHARE

The Company computes basic loss per common share using the weighted average number of common shares. Dilutive net loss per common share is not presented as all common equivalent shares would have been antidilutive. At June 30, 2000 and 1999, there were 12,503,022 and 9,664,010 potentially dilutive common shares, which were not included in weighted average shares outstanding because their effect is antidilutive.

ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual amounts could differ from these estimates.

STATEMENTS OF CASH FLOWS

Supplemental cash flow information for the years ended June 30, 1999 and 1998:


                                                          2000                  1999
                                                       -----------          -----------
                  Interest paid                        $   411,421          $   284,805

                  Income tax refunds received          $   257,240          $        --

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



--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3. LIQUIDITY

The Company is in default of the covenants for the convertible debentures issued to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. The Company has not received notice of default and is currently in negotiations to restructure this debt, but no agreement has yet been reached. The Company currently has no other source of repayment and there can be no assurance that these renegotiations will be successful. Accordingly, the debentures are classified as short-term debt on the financial statements.

The Company's liabilities are currently in excess of its assets and ISSI has experienced significant losses during fiscal 1999 and 2000. Management expects losses to continue through the majority of fiscal 2001. In order to meet working capital needs, the Company will need to receive additional financing either through sale of assets, equity placement and/or additional debt. Failure to receive such financing could jeopardize the Company's ability to continue to operate.

4. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

The composition of certain balance sheet accounts is as follows:

                                                      June 30,
                                           ----------------------------
                                               2000             1999
                                           ------------    ------------
Inventories:
     Raw materials                         $    383,092    $    422,770
     Work-in-process                            188,391         105,763
     Finished goods                              14,003             665
                                           ------------    ------------
                                           $    585,486    $    529,198
                                           ============    ============

Property and equipment:
     Land                                  $     40,164    $     40,164
     Building                                   586,449         586,449
     Leasehold improvements                      48,769          48,769
     Office furniture and equipment           1,070,258         990,088
     Manufacturing equipment                    626,122         595,994
     Vehicles                                    63,875          63,875
     Construction                               153,425         153,425
                                           ------------    ------------
                                              2,589,062       2,478,764

Less:  accumulated depreciation              (1,667,367)     (1,458,771)
                                           ------------    ------------
                                           $    921,695    $  1,019,993
                                           ============    ============



--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5. DEBT

Debt:

                                                                                                  June 30,
                                                                                        --------------------------
                                                                                           2000            1999
                                                                                        -----------    -----------
Convertible debentures to venture capital funds; interest at 9% of outstanding principal balance due in monthly installments through December 2003; monthly principal installments of $10 per $1,000 of the then remaining principal amount of the debenture beginning in December 1999 through maturity; secured by equity, assets and future contracts. The outstanding balance of the note can be converted into ISSI's common stock at $0.549 per share. At June 30, 1999 and
2000, the Company was not in compliance with the Current Ratio, Minimum Tangible
Net Worth, Debt to Equity and Debt Service Coverage financial standards under
this agreement ......................................................................   $ 4,168,202    $ 4,168,202

Term note payable to a bank; due in monthly principal and interest installments of $12,000 through November 2000; interest at the lender's prime rate less 1%
(10% at June 30, 1999 and 2000); this note was refinanced in September 1999;
secured by first mortgage on real estate and equipment;
personally guaranteed by a former officer ...........................................       752,084        704,258

Convertible notes payable to venture capital funds; interest at 9% due in monthly installments of $4,438; principal and accrued unpaid interest due upon demand. The outstanding balance of the note can be converted into ISSI's
common stock at $0.549 per share ....................................................       600,000        600,000

Accounts receivable factoring facility with a finance company to factor accounts receivable with recourse. This factoring facility has an adjustable factoring fee of 1.5%-2.0%, a minimum and maximum borrowing of $200,000 and $800,000, respectively, per month; interest at the prime rate of Chase Bank of
Texas, N. A. plus 2% and expires on September 3, 2001................................       408,166             --

Notes payable to venture capital funds; interest at 9% due in monthly
installments of $3,975; principal and accrued unpaid interest due upon demand .......       530,000             --

Notes payable to individual and foundation; interest at 9% due in monthly installments of $2,250; secured by accounts receivable; principal and accrued
unpaid interest due upon demand .....................................................       300,000             --

Cash accelerator agreement with a bank; interest at prime plus 3%; paid in
full in fiscal 2000 .................................................................            --        325,460

Other term notes payable to unrelated third parties .................................       105,139        140,649
                                                                                        -----------    -----------
                                                                                          6,863,591      5,938,569

Less current portion ................................................................    (6,135,260)    (1,330,566)
                                                                                        -----------    -----------
                                                                                        $   728,331    $ 4,608,003
                                                                                        ===========    ===========

Due to financial covenant defaults, the entire balance of the convertible debentures has been included in current maturities. Payments required under long-term debt and other liabilities outstanding at June 30, 2000 are as follows:

         2001                                 $   6,135,260
         2002                                       724,805
         2003                                         3,526
         2004                                            --
         2005                                            --
         Thereafter                                      --
                                              -------------
                                              $   6,863,591
                                              =============




--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6. INCOME TAXES

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes are as follows:

                                                                                                   For the Years Ended
                                                                                            -----------------------------------
                                                                                             June 30, 2000       June 30, 1999
                                                                                            ---------------     ---------------
           Federal statutory benefit rate                                                             (34.0%)             (34.0%)

           Tax gain on sale of Golston                                                                 --- %               22.6%
           Net operating carryforwards lost on sale of Golston                                         --- %                5.3%
           Increase in valuation allowance                                                             38.6%                4.5%
           Other                                                                                       (2.6%)               1.6%
                                                                                            ---------------     ---------------
                                                                                                        2.0%                 --%
                                                                                            ===============     ===============

Deferred tax assets (liabilities) are comprised of the following at:

                                                                                             June 30, 2000       June 30, 1999
                                                                                            ---------------     ---------------

                    Deferred tax assets
                       Amortization                                                                      --              69,000
                       Warranty reserve                                                              25,000              29,000
                       Accounts receivable                                                           20,000              17,000
                       Net operating loss carryforward                                            4,640,000           3,489,000
                                                                                            ---------------     ---------------
                       Gross deferred tax asset                                                   4,685,000           3,604,000
                    Deferred tax liabilities
                       Property and equipment                                                       (96,000)           (122,000)
                                                                                            ---------------     ---------------
                    Net deferred tax asset                                                        4,589,000           3,482,000
                    Valuation allowance                                                          (4,589,000)         (3,276,616)
                                                                                            ---------------     ---------------
                    Net deferred tax asset                                                  $            --     $       205,384
                                                                                            ===============     ===============

The tax benefit of net operating loss carryforwards at June 30, 1999 has been reduced by $1,441,000 from the amount previously reported, upon final determination of the tax effect of the sale of Golston in fiscal 1999.

The Company has unused net operating loss carryforwards of approximately $13.6 million at June 30, 2000. These carryforwards expire beginning in 2007 through 2020. The Company has recorded a valuation allowance each year to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods.



--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


7. COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under leases accounted for as operating leases. Future minimum payments for fiscal years subsequent to June 30, 2000 under these leases, which expire in 2001, are approximately $96,073.

Rent expense for operating leases was $163,959 and $146,269 for the years ended June 30, 2000 and 1999, respectively.

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

8. BENEFIT PLANS

The Company has established a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation and the Company may at its option make discretionary contributions. Vesting on the Company's contribution occurs over a five-year period. The Company made no contributions during the years ended June 30, 2000 and 1999.

9. STOCK OPTIONS AND WARRANTS

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

If the Company recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), based on the fair value at the grant dates, the Company's pro forma net loss and net loss per share would have been as follows (net loss amounts in thousands):

                                                  For the Year Ended                        For the Year Ended
                                                     June 30, 2000                             June 30, 1999
                                         ---------------------------------         ---------------------------------
                                          As reported           Pro forma           As reported           Pro forma
                                         -------------        ------------         -------------        ------------
       Net Loss                          $      (3,345)       $     (3,521)        $      (5,860)       $     (5,979)

       Loss per Common Share             $        (.33)       $       (.35)        $        (.64)       $       (.65)



--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions: For the period ending June 30, 2000, expected volatility of 100-110%; risk-free interest rates of approximately 6.2-6.9%; no dividend yield; and expected lives of five years. For the period ending June 30, 1999, expected volatility of 37-45%; risk-free interest rates of 4.5-5.4%; no dividend yield; and expected lives of five years. The pro forma net loss and net loss per share may not be indicative of future amounts because the disclosures do not reflect compensation expense for options granted prior to fiscal 1995.

Additional information with respect to options outstanding at June 30, 2000 and changes for the two years then ended is as follows (share amounts in thousands):

                                                  For the Year Ended                       For the Year Ended
                                                    June 30, 2000                            June 30, 1999
                                         ------------------------------------   ------------------------------------
                                                             Weighted Average                       Weighted Average
                                             Shares           Exercise Price        Shares           Exercise Price
                                         ----------------    ----------------   ----------------    ----------------
Outstanding at beginning of period                  2,162    $           1.40              1,336    $           1.78

     Granted                                          452                 .58                933                 .86
     Forfeited                                       (397)               1.12               (107)               1.42
                                         ----------------    ----------------   ----------------    ----------------

Outstanding at end of period                        2,217    $           1.29              2,162    $           1.40
                                         ================    ================   ================    ================

Exercisable at end of period                        1,499    $           1.54              1,242    $           1.71
                                         ================    ================   ================    ================

Weighted-average fair value of options
granted during the period                                    $            .51                       $            .54

Information about stock options outstanding at June 30, 2000 is summarized as follows:

                                         Options Outstanding                                Options Exercisable
                        -------------------------------------------------------      ----------------------------------
    Range of               Shares        Weighted Average          Weighted             Shares            Weighted
Exercise Prices         Outstanding          Remaining             Average           Exercisable           Average
                         at 6/30/00      Contractual Life       Exercise Price        at 6/30/00       Exercise Price
-----------------       -------------    ------------------     ---------------      -------------     ----------------
$0.01-1.00                 1,194             8.4 Years               $  .73               564                $.80

$1.1875-2.00                 573             6.3 Years                 1.55               485                1.58

$2.0938-2.50                 450             2.9 Years                 2.43               450                2.43
                        -------------                           ---------------      -------------     ----------------
                           2,217                                      $1.29             1,499               $1.54



--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


WARRANTS

During fiscal 1999, the Company issued warrants to purchase 100,000 shares of its common stock at $0.01 per share. These warrants were issued as compensation for certain investor relations representation and expire in 2003. Also in fiscal 1999, in conjunction with financing transactions, the Company issued warrants to purchase 437,500 shares of its common stock for $0.80 per share and warrants to purchase 1,274,715 shares of its common stock for $0.549 per share, both of which expire in 2004, and, in association with the acquisition of the royalty arrangements, warrants to purchase 480,000 shares of its common stock for $2.00 per share which expire in 2009.

During fiscal 2000, the company issued warrants to purchase 1,545,833 shares of its common stock at $1.00 per share. These warrants were issued in connection with the Company's Series D Convertible Preferred Stock placement completed in October and November 1999.

Additional information with respect to warrants outstanding at June 30, 2000 and changes for the two years then ended are as follows (share amounts in thousands):

                                                   For the Year Ended                   For the Year Ended
                                                    June 30, 2000                          June 30, 1999
                                          ----------------------------------   ----------------------------------
                                                             Weighted Average                      Weighted Average
                                              Shares         Exercise Price         Shares         Exercise Price
                                          ---------------    ---------------   ---------------    ---------------
Outstanding at beginning of period                  6,977    $          1.84             4,793    $          3.30

     Granted                                        1,546               1.00             2,292                .86
     Exercised                                         --                 --                (2)               .01
     Forfeited                                        (18)              2.40              (106)              1.00
                                          ---------------    ---------------   ---------------    ---------------

Outstanding at end of period                        8,505    $          1.69             6,977    $          1.84
                                          ===============    ===============   ===============    ===============

Exercisable at end of period                        8,505    $          1.69             6,977    $          1.84
                                          ===============    ===============   ===============    ===============

Weighted-average fair value of warrants
granted during the period                                    $           .28                      $           .36

Information about warrants outstanding at June 30, 2000 is summarized as follows:

                                            Warrants Outstanding                              Warrants Exercisable
                           -------------------------------------------------------       --------------------------------
                              Shares         Weighted Average         Weighted              Shares           Weighted
       Range               Outstanding           Remaining            Average            Exercisable         Average
 of Exercise Prices         at 6/30/00       Contractual Life      Exercise Price         at 6/30/00      Exercise Price
---------------------      -------------     ------------------    ---------------       -------------    ---------------
      $.01-1.00               3,965              4.4 Years            $   .80               3,965            $   .80

     $1.06-2.00                 610              7.7 Years               1.96                 610               1.96

     $2.40-2.55               3,930               .8 Years               2.55               3,930               2.55
                           -------------     ------------------    ---------------       -------------    ---------------
                              8,505                                     $1.69               8,505              $1.69



--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10. CONVERTIBLE PREFERRED STOCK

The Company's outstanding preferred stock consists of 750,000 authorized shares of $.01 par value convertible preferred stock.

Series A $20 Convertible Preferred Stock. At June 30, 2000, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the "Series A Preferred") outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights, unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of Common Stock at any time after (i) the closing bid price of the Common Stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of Common Stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into 20 shares of Common Stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of Common Stock are entitled to receive any distribution.

Series D $20 Convertible Preferred Stock. At June 30, 2000 the Company had 92,750 shares of its Series D $20 Convertible Preferred Stock (the "Series D Preferred") outstanding. Holders of the Series D Preferred are entitled to receive dividends at the annual rate of 9% per share paid quarterly in cash, and have voting rights of one vote for each share of Common Stock into which the Preferred Stock is convertible. Beginning on November 15, 2004 the Company may redeem the Series D Preferred upon not less than 30 days' notice, in whole or in part, plus all accrued but unpaid dividends. After notice and prior to the expiration of the 30-day notice period, holders of the Series E Preferred will have the option to convert the Series D Preferred into Common Stock prior to the redemption. Each share of the Series D Preferred may, at the option of the Company beginning on November 15, 2000, be converted into 25 shares of Common Stock at any time after (i) the closing bid price of the Common Stock exceeds $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the Company has sustained positive earnings per share of Common Stock for the two previous quarters. The holders of the Series D Preferred have the right to convert each share into 25 shares of Common Stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series D Preferred are entitled to receive $20 per share before the holders of Common Stock are entitled to receive any distribution. Each holder also received a stock purchase warrant to purchase 16.67 shares of common stock at $1.00 per share for each share of Series D Preferred purchased. These warrants expire on October 10, 2004.


11. SEGMENT REPORTING

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



--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The following table provides financial data by segment for the fiscal years ended June 30, 2000 and 1999.

                                              B&B                ISI              Corporate           Total
                                        ---------------    ---------------       ------------    ---------------
2000

Sales                                   $     5,363,239    $     1,198,120                 --    $     6,561,359
Income/(loss) from operations                   510,083         (1,900,298)        (1,394,509)        (2,784,724)
Total assets                                  2,356,082            748,892            227,776          3,332,750
Depreciation and amortization expense           140,176            280,445              7,064            427,685
Capital additions                                51,332             57,656              1,310            110,298

1999

Sales                                   $     5,538,930    $       289,318       $         --    $     5,828,247
Loss from operations                            (71,385)        (2,799,885)        (1,553,287)        (4,424,557)
Total assets                                  2,720,489            727,227          1,469,691          4,917,407
Depreciation and amortization expense           143,503            236,269             50,738            430,510
Capital additions                               108,690            144,039             13,463            266,192

12. DISCONTINUED OPERATIONS

Effective October 1, 1998, the Company disposed of a portion of its Golston subsidiary. In May 1999, the Company sold the remainder of Golston, which designs, manufactures and markets pneumatic tube carriers for use in financial institutions and hospitals through its plastic injection molding operations.

Summarized financial information for Golston is as follows:

                                                               For the Year Ended
                                                                   June 30, 1999
                                                             --------------------
                    Revenues                                   $  3,794,575

                    Income from discontinued operations             344,747

                    Loss on disposal                               (313,170)

In June 1999, the Company discontinued operations of its TCSI subsidiary, which designs, sells, installs and services electronic security systems. The Company sold TCSI on August 13, 1999.

Summarized financial information for TCSI is as follows:

                                                              For the Year Ended
                                                                   June 30, 1999
                                                             --------------------
                    Revenues                                   $  1,423,095

                    Loss from discontinued operations              (332,910)

                    Loss on disposal                               (425,000)

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         C. A. RUNDELL, 67, Director and Chairman of the Board, has been a director of the Company since March 1999. Mr. Rundell is also a director and Chairman of the Board of NCI Building Systems, since 1988. Also since 1989, Mr. Rundell has owned and operated Rundell Enterprises, a sole proprietorship engaged in providing acquisitions and financial consulting services to various business enterprises. Mr. Rundell is a director and member of the executive committee of Tyler Technologies, Inc., a provider of information management systems and services for county governments and other enterprises. Mr. Rundell was the President and Chief Executive Officer of Tyler from 1997 to 1998, Chairman of the Board from 1996 to 1997, and temporary Chief Executive Officer from 1996 to 1997. Mr. Rundell is also a director of Dain Rauscher Corporation, a holding company for a full-service regional brokerage and investment banking company; Tandy Brands Accessories, Inc., a manufacturer of accessories for men, women and boys; and Renaissance Capital Growth and Income Fund III, Inc. and Renaissance U.S. Growth and Income Trust PLC. Mr. Rundell earned an M.B.A. with Distinction from Harvard University and a B.S. in Chemical Engineering from The University of Texas at Austin.

         ALAN M. ARSHT, 57, Director, is President of Arsht & Company, Inc., a New York based investment banking firm established in 1986. From 1977 to 1986, Mr. Arsht was Senior Vice President and Managing Director of Thomson McKinnon Securities, Inc. He also serves as Vice President, Corporate Finance at Wertheim & Company, Inc. and was Special Assistant to the Deputy Secretary of the US Treasury Department. Mr. Arsht also held positions at the United States Securities and Exchange Commission. Mr. Arsht earned a BA in History from East Texas State University and an MBA in Finance from American University.

         HOLLY J. BURLAGE, 37, Vice President, Chief Financial Officer, Secretary and Treasurer, joined the Company in February 1994 as Accounting Manager, became Controller in 1995, became Vice President, Secretary and Treasurer in May 1997, and became Chief Financial Officer in July 1999. Prior to joining the Company, Ms. Burlage was Controller of Signature Home Care Group, Inc., a home health care company, from 1993 to 1994, and Controller and Chief Accounting Officer of National Heritage, Inc., a publicly-traded long-term care company, from 1989 to 1993. Ms. Burlage holds a B.B.A. from Baylor University.

         JACK G. CALDWELL, 63, President, B&B Electromatic, Inc., joined the Company in January 1998. Prior to joining the Company, Mr. Caldwell was a Results Manager for Thomas Group, Inc. from 1992 to 1998. From 1986 to 1992, Mr. Caldwell served as the European Operations Manager for E-Systems and was Director of Sales and Marketing from 1978 to 1986 for Cooper Industries. Mr. Caldwell earned an M.B.A. and B.S. degrees from East Texas State University.

         ROBERT M. GALECKE, 59, Director, has been a director of the Company since May 1996. Mr. Galecke is currently Vice President of Finance and Administration for the University of Dallas. Prior to that he was a principal in the corporate consulting firm of Pate, Winters & Stone, Inc. from 1993 to May 1996. He also served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southmark Corporation, a financial services insurance and real estate holding company, from 1986 to 1992. From 1989 to 1995, Mr. Galecke served as Chairman of the Board, President and Chief Executive Officer of National Heritage, Inc. Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a BS in Economics from the University of Wisconsin Stevens Point.

         JAMES E. JACK, 60, Director, has been a director of the Company since 1997. Mr. Jack is currently Executive Vice President and Chief Financial Officer of Coachmen Industries, Inc. From 1996 to 1999, Mr. Jack was Director, Global Financial Services Product for TowersPerrin. From 1991 to 1996 Mr. Jack was Senior Executive Vice President and Chief Financial Officer of Associates First Capital Corporation, a publicly traded consumer and commercial finance organization. Prior to that, Mr. Jack was Director, Executive Vice President and Chief Financial Officer from 1981 to 1993 of the same company. Mr. Jack received a graduate degree from the Southern Methodist University School of Business and a B.B.A. from the University of Notre Dame.


--------------------------------------------------------------------------------

         JOHN P. JENKINS, 50, Director, has been a director of the Company since September 2000. Mr. Jenkins served as Chairman, Chief Executive Officer and President of TAVA Technologies, Inc., a systems integrator providing sophisticated IT solutions to manufacturing and process industries from 16 locations across the U.S. In July 1999, Real Software, a Belgian IT service and software provider, acquired TAVA. Mr. Jenkins continued as CEO and President of the U.S. operations, Real Enterprise Solutions, until June 2000. Prior to TAVA, Mr. Jenkins was President of Morgan Technical Ceramics, Inc., and Vice President and General Manager of the Structural Ceramic Division of Coors Ceramic Company, a subsidiary of Adolph Coors Company. Mr. Jenkins holds a BS degree in Mechanical Engineering from the University of Washington and a Juris Doctor degree from the University of Denver, Denver, Colorado.

         FRANK R. MARLOW, 62, Director, has been a director of the Company since May 1995. Mr. Marlow served as Vice President, Sales and Marketing for the Company from October 1993 to February 1995. Mr. Marlow is currently Vice President of Sales for Conformity, formerly Money Star, a technology company based in Austin, Texas. From 1995 until 1998, Mr. Marlow was Vice President of Hogan Systems, a publicly-traded company subsequently purchased by Computer Sciences Corp. Previously, Mr. Marlow was with IBM, Docutel Corporation, UCCEL Corporation and Syntelligence Corporation in executive sales and training positions.

         ROBERT C. PEARSON, 65, Director, has been affiliated with the Company in a non-voting capacity since January 1997 and became a director in April 1999. Mr. Pearson is currently Senior Vice President of Renaissance Capital Group, Inc. From 1994 to 1997, Mr. Pearson was an independent financial management consultant. From 1990 to 1994, Mr. Pearson served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving the company from a small privately held company to a public company with over $40 million in revenue. Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory. In addition, from 1960 to 1985, Mr. Pearson served in a variety of positions at Texas Instruments in financial planning and analysis. Mr. Pearson earned an M.B.A. from the University of Michigan and a B.S. in Business from the University of Maryland, where he was a
W. A. Paton Scholar. Mr. Pearson resigned from the board in August 2000.

Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), Messrs. Rundell, Arsht, Caldwell, Galecke, Jack, and Marlow and Ms. Burlage had late filings during the fiscal year ending June 30, 2000.


--------------------------------------------------------------------------------
                                     Page 27

ITEM 10. EXECUTIVE COMPENSATION

                                ANNUAL COMPENSATION           LONG-TERM COMPENSATION AWARDS
                             ------------------------      -----------------------------------
                                                                          Restricted
 Name and Principal                                        Other Annual     Stock      Option/
    Position                 Year    Salary     Bonus      Compensation     Awards      SARS
-------------------          ----    ------     -----      ------------     ------     -------
Holly J. Burlage             2000   $125,650         --         --            --       40,000
Vice President and CFO       1999   $105,011         --         --            --       60,000
                             1998   $ 90,368    $15,000         --            --       17,500

Jack G. Caldwell             2000   $149,213
President                    1999   $140,510         --         --            --      100,000
B&B Electromatic, Inc.       1998   $ 58,333         --         --            --       61,790

No other executive officer's salary and bonus exceed $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the company during any of the indicated periods.

STOCK OPTION GRANTS

The following table provides information concerning the grant of stock options during the twelve months ended June 30, 2000 to the named executive officers:

                                        Number of            % of Total
                                       Securities         Granted Options
                                    Underlying Options      to Employees      Exercise     Expiration
                                        Granted(1)         in Fiscal Year       Price         Date
                                    ------------------    ---------------     --------     ----------
For the twelve months ended 6/30/99

         Holly J. Burlage                20,000                 4.4%            $0.563      08/23/09
         Holly J. Burlage                20,000                 4.4%            $0.625      06/26/10
         Jack G. Caldwell                10,000                 2.2%            $0.563      08/23/09
         Jack G. Caldwell                20,000                 4.4%            $0.625      06/26/10

---------------

(1) The options for all listed vest with respect to 25% of the shares issuable thereunder six months after the date of grant and with respect to cumulative increments of 25% of the shares issuable thereunder on each anniversary of the date of grant.

OPTION EXERCISES AND HOLDINGS

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the Company at June 30, 2000.

                                                  Number of Unexercised                 Value of Unexercised
                                                     Options/ SARS at                In-The-Money Options/SARS
                                                     Fiscal Year End                     at Fiscal Year End
                                                ----------------------------        -----------------------------
                                                Exercisable    Unexercisable        Exercisable     Unexercisable
                                                -----------    -------------        -----------     -------------
For the twelve months ended 6/30/00

         Holly J. Burlage                          90,625         69,375               $2,813          $8,437
         Jack G. Caldwell                          98,843         92,947               $1,406          $4,219



--------------------------------------------------------------------------------

                              DIRECTOR COMPENSATION

Currently, directors are compensated in incentive stock options in an amount equivalent to $7,500 annually for serving on the Board in addition to $1,250 for each committee on which they serve. All directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at Board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned as of September 30, 2000, by (i) each director and named executive officer of the Company, (ii) all officers and directors of the Company as a group, and (iii) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding Common Stock. Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.

                                                                            Number of Shares
                                                                              Beneficially
                         Name of Beneficial Owner                               Owned (1)        Percent (1)
--------------------------------------------------------------------        ---------------      -----------
Renaissance Capital Growth & Income Fund III, Inc. (4)                           5,874,295             36.7%
Renaissance US Growth & Income Trust PLC (5)                                     5,595,388             35.8%
C. A. Rundell, Jr. (2) (3) (6)                                                   1,764,190             15.0%
Phillip R. Thomas (7)                                                            1,490,942             14.0%
Gerald K. Beckmann (8)                                                           1,063,166              9.6%
Profutures Bridge Capital Fund LP (9)                                              585,000              5.5%
Alan M. Arsht (2) (3) (10)                                                         316,955              2.9%
Frank R. Marlow (2) (3) (11)                                                       188,911              1.8%
Holly J. Burlage (2) (3) (12)                                                      168,619              1.6%
Jack Caldwell (2) (3) (13)                                                         101,343              0.9%
James E. Jack (2) (3) (14)                                                          93,575              0.9%
Robert M. Galecke (2) (3) (15)                                                      46,081              0.4%
John P. Jenkins (2) (3)                                                                 --               --%
All current directors and executive officers as a group (8 person)               1,500,484             14.0%

(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) The address for this person is 8200 Springwood Drive, Suite 230, Irving, TX 75063.

(3) Mr. Rundell is a Director, Chairman of the Board and Chief Executive Officer of the Company. Mr. Arsht, Mr. Marlow, Mr. Jack, Mr. Galecke, and Mr. Jenkins are Directors of the Company. Mr. Caldwell is President of a subsidiary of the Company. Ms. Burlage is Vice President, Chief Financial Officer and Secretary of the Company.

(4) Based on a 13(g) filing dated November 10, 1999, Renaissance Capital Growth & Income Fund III, Inc. is deemed the beneficial owner of 5,874,295 shares of Common Stock. The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(5) Based on a 13(g) filing dated November 12, 1999, Renaissance US Growth & Income Trust PLC is deemed the beneficial owner of 5,595,388 shares of Common Stock. The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(6) Includes 164,126 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 705,971 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 331,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.



--------------------------------------------------------------------------------

(7) Includes 108,418 shares of Common Stock issuable upon the exercise of warrants within 60 days. The address for Mr. Thomas is 3510 Turtle Creek Boulevard, Ph-A, Dallas, TX 75219-5542.

(8) Includes 409,473 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; and 128,021 shares of Common Stock issuable upon the exercise of warrants within 60 days. The address for Mr. Beckmann is 1017 Diamond Boulevard, Southlake, TX 76092.

(9) Based on a 13(d) filing dated July 17, 1997, ProFutures Bridge Capital Fund, LP is deemed the beneficial owner of 585,000 shares of Common Stock. The address for this company is 1720 South Bellaire Street, Suite 500, Denver, CO 80222.

(10) Includes 4,455 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 125,000 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(11) Includes 79,879 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 35,167 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 31,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(12) Includes 95,625 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 26,240 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 37,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(13) Includes 101,343 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

(14) Includes 21,492 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 20,833 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 31,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(15) Includes 25,248 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 8,333 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 12,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2000, Mr. Rundell loaned the Company approximately $200,000 at 9% interest. An affiliated foundation of Mr. Rundell's loaned the Company approximately $100,000 at 9% interest. To date, both of the loans remain outstanding.

Mr. Jenkins joined the board in September 2000. In addition to his board duties, Mr. Jenkins is serving as a consultant to the Company at its Intelli-Site, Inc. subsidiary.

The Company believes that the terms of the foregoing transactions were on terms no less favorable to the Company than could be obtained from unaffiliated third parties.


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

       ****10.73   Asset Purchase Agreement, dated May 29, 1999 between the
                   Company and Day's Molding & Machinery, LLC

      *****10.74   Purchase Agreement dated May 21, 1999 between the Company
                   and I.S.T. Partners, Ltd.

      *****10.75   Stock Purchase Agreement dated August 13, 1999 between the
                   Company and Notification Systems of America, Inc.


     ******10.76   Form of Subscription Agreement for Series D Convertible
                   Preferred Stock.

     ******10.77   Amended and Restated Certificate of Incorporation of the
                   Company.

    *******21.1    Subsidiaries of the Company.

    *******23.1    Consent of Grant Thornton LLP

    *******27      Financial Data Schedule

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

           ***** Filed as the similarly numbered exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

          ****** Filed as the similarly numbered exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999.

         *******  Filed herewith.

         (b)      Reports filed on Form 8-K.

                  Report filed August 25, 2000 for changes in registrant's management.



--------------------------------------------------------------------------------

                                   SIGNATURES



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                           Integrated Security Systems, Inc.
                                           ---------------------------------
                                                      (Registrant)


Date: October 13, 2000                     /s/ C. A. RUNDELL, JR.
      ----------------                     -----------------------------------
                                           C. A. Rundell, Jr.
                                           Director, Chairman of the Board,
                                           and Chief Executive Officer



--------------------------------------------------------------------------------

                                   SIGNATURES



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                           Integrated Security Systems, Inc.
                                           ---------------------------------
                                                      (Registrant)


Date: October 13, 2000                     /s/ C. A. RUNDELL, JR.
      ----------------                    -------------------------------------
                                           C. A. Rundell, Jr.
                                           Director, Chairman of the Board,
                                           and Chief Executive Officer


Date: October 13, 2000                    /s/ HOLLY J. BURLAGE
      ----------------                    -------------------------------------
                                           Holly J. Burlage
                                           Vice President, Chief Financial
                                           Officer, Secretary and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)


Date: October 13, 2000                    /s/ ALAN M. ARSHT
      ----------------                    -------------------------------------
                                           Alan M. Arsht
                                           Director


Date: October 13, 2000                    /s/ ROBERT M. GALECKE
      ----------------                    -------------------------------------
                                           Robert M. Galecke
                                           Director


Date: October 13, 2000                    /s/ JAMES E. JACK
      ----------------                    -------------------------------------
                                           James E. Jack
                                           Director


Date: October 13, 2000                    /s/ JOHN P. JENKINS
      ----------------                    -------------------------------------
                                           John P. Jenkins
                                           Director


Date: October 13, 2000                    /s/ FRANK R. MARLOW
      ----------------                    -------------------------------------
                                           Frank R. Marlowe
                                           Director






--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS


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

       **10.71    Asset Purchase Agreement, dated October 1, 1998, between the
                  Company and MPA Systems, Inc.

         ****10.73  Asset Purchase Agreement, dated May 29, 1999 between the
                    Company and Day's Molding & Machinery, LLC

        *****10.74  Purchase Agreement dated May 21, 1999 between the Company and I.S.T. Partners, Ltd.

        *****10.75  Stock Purchase Agreement dated August 13, 1999 between the
                    Company and Notification Systems of America, Inc.

       ******10.76  Form of Subscription Agreement for Series D Convertible
                    Preferred Stock.

       ******10.77  Amended and Restated Certificate of Incorporation of the
                    Company.

      *******21.1   Subsidiaries of the Company.

      *******23.1   Consent of Grant Thornton LLP

      *******27     Financial Data Schedule

----------

         * Filed as the similarity numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 33-59870-FW) and incorporated herein by reference.

        ** Filed as the similarity numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 33-5023) and incorporated herein by reference.

       *** Filed as the similarity numbered exhibit to the Company's Form 10-QSB for the quarter ended March 31, 1996.

      **** Filed as the similarly numbered exhibit to the Company's Form 8-K filed June 14, 1999.

     ***** Filed as the similarly numbered exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

    ****** Filed as the similarity numbered exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999.

   *******  Filed herewith.