Form 10-Q
period 2000-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2000-11-14
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------


                                   FORM 10-QSB

                                   ----------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000.


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
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


    8200 SPRINGWOOD, SUITE 230, IRVING, TEXAS             75063
    (Address of principal executive offices)            (Zip Code)



                                 (972) 444-8280
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2000, 10,572,545 shares of Registrant's common stock were outstanding.

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

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets


                                                                                 September 30,        June 30,
                                                                                     2000               2000
                                                                                 ------------       ------------
                                                                                 (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                                    $    103,195       $     99,636
   Accounts receivable, net of allowance for doubtful
     accounts of $64,847 and $58,847, respectively                                 1,002,626          1,201,491
   Inventories                                                                       596,725            585,486
   Notes receivable                                                                   28,546             28,546
   Unbilled receivables                                                              180,079            252,567
   Other current assets                                                              113,347            112,718
                                                                                ------------       ------------
     Total current assets                                                          2,024,518          2,280,444

Property and equipment, net                                                          893,736            921,695
Capitalized software development costs, net                                           56,856            113,713
Other assets                                                                          21,418             16,898
                                                                                ------------       ------------
     Total assets                                                               $  2,996,528       $  3,332,750
                                                                                ============       ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                             $    957,324       $    582,717
   Accrued liabilities                                                               383,967            440,072
   Current portion of long-term debt                                               6,643,925          6,135,260
                                                                                ------------       ------------
     Total current liabilities                                                  $  7,985,216       $  7,158,049
                                                                                ------------       ------------

Long-term debt                                                                       705,554            728,331

Stockholders' deficit:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     102,250 shares issued and outstanding (liquidation value
     of $2,045,000)                                                                    1,023              1,023
   Common stock, $.01 par value, 35,000,000 shares
     authorized; 10,572,545 and 10,564,145 shares,
     respectively, issued; and 10,522,545 and 10,514,145
     shares, respectively, outstanding                                               105,725            105,641
   Additional paid in capital                                                     14,502,963         14,502,963
   Accumulated deficit                                                           (20,185,203)       (19,044,507)
   Treasury stock, 50,000 shares                                                    (118,750)          (118,750)
                                                                                ------------       ------------
     Total stockholders' deficit                                                  (5,694,242)        (4,553,630)
                                                                                ------------       ------------
       Total liabilities and stockholders' deficit                              $  2,996,528       $  3,332,750
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

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 For the Three Months Ended
                                                        September 30,
                                               -------------------------------
                                                   2000               1999
                                               ------------       ------------
Sales                                          $  1,223,507       $  1,902,141
Cost of sales                                       921,108          1,175,094
                                               ------------       ------------
Gross margin                                        302,399            727,047
                                               ------------       ------------
Operating expenses:
  Selling, general and administrative             1,083,385          1,147,968
  Research and product development                  145,475             91,663
                                               ------------       ------------
                                                  1,228,860          1,239,631
                                               ------------       ------------
Loss from operations                               (926,461)          (512,584)
Other income (expense):
  Interest income                                       139             10,167
  Interest expense                                 (172,292)          (148,750)
                                               ------------       ------------
Net loss                                         (1,098,614)          (651,167)
Preferred dividends                                 (42,081)                --
                                               ------------       ------------
Net loss allocable to common stockholders      $ (1,140,695)      $   (651,167)
                                               ============       ============
Weighted average common and
   common equivalent shares
   outstanding - basic and diluted              10,518,345         10,491,773
                                               ============       ============
Net loss per share                             $      (0.11)      $      (0.06)
                                               ============       ============

         The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            For the Three Months Ended
                                                                  September 30,
                                                          -----------------------------
                                                              2000              1999
                                                          -----------       -----------
Cash flows from operating activities:
   Net loss                                               $(1,098,614)      $  (651,168)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                              42,001            59,372
     Amortization                                              56,857            56,857
     Provision for bad debt                                     6,000             5,400
     Provision for warranty reserve                            16,500            12,000
     Provision for inventory reserve                          (14,239)               --
     Deferred revenue                                          72,488            (9,542)
     Expenses paid with common stock                               --            19,773
     Changes in operating assets and liabilities:
       Accounts receivable                                    192,866          (196,786)
       Inventories                                              3,000            43,246
       Notes receivable                                            --           (66,000)
       Other assets                                            (5,150)          (30,601)
       Accounts payable                                       374,605           127,517
       Accrued liabilities                                    (72,607)          (82,380)
                                                          -----------       -----------
           Net cash used in operating activities             (426,293)         (712,312)
                                                          -----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                         (14,042)          (17,436)
                                                          -----------       -----------
           Net cash used in investing activities              (14,042)          (17,436)
                                                          -----------       -----------

Cash flows from financing activities:
   Issuance of preferred stock                                     --           250,000
   Issuance of common stock                                        84                --
   Dividends on preferred stock                               (42,080)               --
   Payments on debt and other liabilities                     (51,945)          (12,636)
   Proceeds from notes payable and long-term debt             537,835           390,763
                                                          -----------       -----------
           Net cash provided by financing activities          443,894           628,127
                                                          -----------       -----------

Increase (decrease) in cash and cash equivalents                3,559          (101,621)
Cash and cash equivalents at beginning of period               99,636           251,113
                                                          -----------       -----------
Cash and cash equivalents at end of period                $   103,195       $   149,492
                                                          ===========       ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Quarters Ended September 30, 2000 and 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. ("ISSI" or the "Company") and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 2000 Annual Report on Form 10-KSB filed October 13, 2000.

NOTE 2 - RECLASSIFICATION

Certain reclassification of prior year amounts have been made to conform to the current period presentation.

NOTE 3 - SUBSEQUENT EVENT - FINANCING

In October 2000, the Company entered into an agreement for a financial restructuring plan with its two largest stockholders, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC (both managed by Renaissance Capital Group, Inc. ("Renaissance") in which Renaissance will exchange all their convertible debentures, convertible notes, notes, and accrued interest into a new class of preferred stock.

The new preferred stock (Class G) would have approximately $6 million principal amount, a 5% dividend that accrues but is not paid until redemption and would be convertible into shares of ISSI common stock at $.20 per share. This preferred series would be redeemable in years three through five, or earlier from the proceeds of the sale of certain assets.

These same stockholders have agreed to advance a combined $1 million in notes to ISSI in a private placement. In the event ISSI receives at least $100,000 in additional subscriptions under this placement, the aforementioned $1 million in notes will be exchangeable into ISSI's Class F convertible preferred stock. The Class F convertible preferred stock will have a 5% dividend, which accrues for two years, and is convertible into common shares at $.20 per share. The notes will mature in 120 days unless exchanged for the preferred stock.

This transaction is subject to shareholder approval at the annual meeting of the stockholders. The Company currently does not have a sufficient number of shares authorized to accommodate these transactions. To remedy this condition, the Company needs and will seek shareholder approval.

NOTE 4 - BUSINESS SEGMENTS

Information for the Company's reportable segments for the three months ended September 30, 2000 and 1999 is as follows:

                                     For the Three Months Ended
                                            September 30,
                                   -----------------------------
                                       2000              1999
                                   -----------       -----------
Sales
   B&B                             $ 1,098,004       $ 1,508,998
   ISI                                 125,503           393,143
                                   -----------       -----------
                                   $ 1,223,507       $ 1,902,141
                                   ===========       ===========

Income (loss) from operations
   B&B                             $   (40,610)      $   182,608
   ISI                                (593,536)         (353,590)
   Corporate                          (292,315)         (341,602)
                                   -----------       -----------
                                   $  (926,461)      $  (512,584)
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

RESULTS OF OPERATIONS

Sales. The Company's sales decreased by $0.7 million (36%) to $1.2 million during the quarter ended September 30, 2000 from $1.9 million during the comparable 1999 period. Sales at the Company's Intelli-Site, Inc. ("ISI") subsidiary decreased from $0.4 million to $0.1 million primarily due to a large end-user system installation project in the previous period. In addition, sales at the Company's B&B Electromatic, Inc. ("B&B") subsidiary decreased from $1.5 million to $1.1 million due to a decline in road and bridge sales volume.

For the quarter ended September 30, 2000, approximately 90% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 79% for the same 1999 period.

Cost of Sales and Gross Margin. Gross margin as a percent of sales decreased to 25% for the quarter ended September 30, 2000 from 38% during the same 1999 period due to a less favorable product mix at B&B, coupled with a decrease in end-user system installations and software sales at Intelli-Site, which generally have higher gross margins.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately $64,000 during the quarter ended September 30, 2000 compared to the equivalent 1999 period primarily due to the reallocation of programming personnel to the research and product development department at the Company's Intelli-Site subsidiary.

Research and Product Development. Research and product development expenses increased by approximately $54,000 during the quarter ended September 30, 2000 compared to the same 1999 period due to increased expenditures at the Company's Intelli-Site subsidiary.

Interest Expense. Interest expense increased by approximately $24,000 during the quarter ended September 30, 2000 due to incurring additional debt required to meet working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased by $3,559 during the first quarter of fiscal 2001. At September 30, 2000, the Company had $103,195 in cash and cash equivalents and had $426,000 outstanding under its factoring facility. The factoring facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to $0.8 million, subject to availability under its borrowing base.

For the three months ended September 30, 2000, the Company's operating activities used $426,293 of cash compared to $712,312 of cash used in operations during the three months ended September 30, 1999. The decrease in cash used in operations is primarily due to the collections of accounts receivable at the Company's B&B subsidiary coupled with the timing of payments to vendors.

The Company used $14,042 for the purchase of property and equipment during the first three months of fiscal 2001 compared to $17,436 for the previous three month fiscal 2000 period.

During the first three months of fiscal 2001, the Company financed its operations with cash flows from long-term borrowings of $537,835 compared to $390,763 from the previous three month fiscal 2000 period. The company made payments of $51,945 on debt and other liabilities compared to $112,636 during the previous three month fiscal 2000 period.

In October 2000, the Company entered into an agreement for a financial restructuring plan with its two largest stockholders, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC (both managed by Renaissance Capital Group, Inc.) ("Renaissance") in which Renaissance will exchange all their convertible debentures, convertible notes, notes, and accrued interest into a new class of preferred stock.

The new preferred stock (Class G) would have approximately $6 million principal amount, a 5% dividend that accrues but is not paid until redemption and would be convertible into shares of ISSI common stock at $.20 per share. This preferred series would be redeemable in years three through five, or earlier from the proceeds of the sale of certain assets.

These same stockholders have agreed to advance a combined $1 million in notes to ISSI in a private placement. In the event ISSI receives at least $100,000 in additional subscriptions under this placement, the aforementioned $1 million in notes will be exchangeable into ISSI's Class F convertible preferred stock. The Class F convertible preferred stock will have a 5% dividend, which accrues for two years, and is convertible into common shares at $.20 per share. The notes will mature in 120 days unless exchanged for the preferred stock.

This transaction is subject to shareholder approval at the annual meeting of the stockholders. The Company currently does not have a sufficient number of shares authorized to accommodate these transactions. To remedy this condition, the Company needs and will seek shareholder approval.

The Company's backlog, calculated as the aggregate sales price of firm orders received from customers less revenue recognized, was approximately $1.4 million at November 1, 2000. The Company expects that the majority of this backlog will be filled during fiscal 2001 and the first quarter of fiscal 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K, filed August 25, 2000 for changes in registrant's management.


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

                                       Integrated Security Systems, Inc.
                                       ---------------------------------
                                                 (Registrant)



Date: November 14, 2000                /s/ C. A. RUNDELL, JR.
                                       ---------------------------------
                                       C. A. Rundell, Jr.
                                       Director, Chairman of the Board, and
                                       Chief Executive Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27          Financial Data Schedule