Form 10KSB/A
period 2000-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2001-02-01
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                  FORM 10-KSB/A

                                   ----------

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-11900

                                   ----------

                        INTEGRATED SECURITY SYSTEMS, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in its Charter)

                  Delaware                         75-2422983
                  --------                         ----------
          (State of Incorporation)      (I.R.S. Employer Identification No.)

        8200 SPRINGWOOD DRIVE, SUITE 230, IRVING, TX 75063 (972) 444-8280 (Address including zip code, area code and telephone number of Registrant's principal executive offices.)

                                   ----------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

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

As of January 8, 2001, 10,782,417 shares of the Registrant's common stock and 1,340,505 warrants, entitling holders to purchase 3,552,338 shares of common stock, were outstanding.

On December 31, 2000, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,261,255. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding on December 31, 2000 by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the close price of the registrant's common stock on December 29, 2000, as reported on the over-the-counter market.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                       Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on March 2, 2001, are incorporated by reference into
Part III.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Item No.                                                                                             Page
--------                                                                                             ----
                                                 PART I

 1. Description of Business.............................................................................3

 2. Description of Property.............................................................................7

 3. Legal Proceedings...................................................................................8

 4. Submission of Matters to a Vote of Security Holders.................................................8


                                                 PART II


 5. Market for Common Equity and Related Stockholder Matters............................................9

 6. Management's Discussion and Analysis or Plan of Operation..........................................10

 7. Financial Statements...............................................................................15

 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............33


                                                PART III


 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
    with Section 16(a) of the Exchange Act.............................................................34

10. Executive Compensation.............................................................................34

11. Security Ownership of Certain Beneficial Owners and Management.....................................34

12. Certain Relationships and Related Transactions.....................................................34

13. Exhibits and Reports on Form 8-K...................................................................34


--------------------------------------------------------------------------------

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," or "continue" or the negative of those words or other variations or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB, including the statements under "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" and located elsewhere in this annual report on Form 10-KSB regarding the financial position and liquidity of the Company are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations, are disclosed in this annual report on Form 10-KSB. The Company does not undertake any obligation to publicly revise its forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report on Form 10-QSB.

Important factors that could cause actual results to differ materially from those in the forward-looking statements in this annual report on Form 10-KSB include changes from anticipated levels of operations, customer acceptance of existing and new products, anticipated development schedules of new products, anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's products, government regulations and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Company's cautionary statements.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company designs, develops, manufactures, distributes and services security and traffic control products used in the commercial, industrial and government sectors through two wholly owned subsidiaries, B&B Electromatic, Inc. and Intelli-Site, Inc. B&B's products are used in thousands of locations across the country.

The Company has experienced unanticipated delays in the completion of its Intelli-Site(R) software product and has not met the anticipated sales levels for this product. In addition, the audit report of Grant Thornton LLP, the Company's independent auditors, states that the Company has suffered recurring losses from operations, has an excess of liabilities over assets, and is in default of certain debt covenants. The audit report further states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

INTELLI-SITE, INC.

Computer software that allows automated integration enables a customer to decouple the selection of software from hardware, so that a customer can mix and match different hardware, from various manufacturers, into a single, integrated security system. Within the security industry, it is generally accepted that automated integration of products improves productivity, response time and accuracy. Automated integration of products also reduces loss, which in turn reduces insurance premiums. Intelli-Site, Inc. develops software that provides automated integration for the security industry. This software, named Intelli-Site(R), allows automatic integration that can break the stranglehold that proprietary system providers have on customers. Intelli-Site(R) can integrate products, such as hardware and devices, from different vendors, to provide a tailored solution to unique customer requirements.


--------------------------------------------------------------------------------

More specifically, Intelli-Site(R) allows customers to integrate a wide variety of devices from various manufacturers, such as access control, closed circuit television, badge systems, fire alarm systems, lighting control and heating, ventilation and air conditioning systems. In addition to providing centralized control, Intelli-Site(R) users can tailor the interface for ease of operation based on their unique functional requirements.

Since Intelli-Site(R) is device non-specific, customers can integrate currently installed equipment, even if purchased from different manufacturers. For example, an access control system and a closed circuit television system from different hardware manufacturers may already exist within a facility, but due to the proprietary nature of both systems, they cannot communicate with each other. Unless the two systems can communicate, a "forced door" alarm on the access control system cannot initiate a video recording of the event. A proprietary integrated system would require replacement of one or both of the existing systems with equipment compatible to that of the proprietary system. However, assuming device drivers are available, Intelli-Site(R) can integrate existing systems to avoid expensive equipment retrofits, time delays and single vendor dependencies. The software can also be tailored to a manufacturer's proprietary specifications to be marketed as an added feature to their existing product line.

No two companies, facilities or workgroups are identical, so each has different security requirements. Intelli-Site(R), while a standard product, allows users to define the following aspects of a security system:

         o        its configuration--what is to be integrated;

         o its graphical user interface--how the operator controls the system;

         o        its functionality--what the system does; and

         o        its databases--what and how data is stored.

In the past, only a custom-designed system could provide this level of user-specific features. Other standard software products either cannot be tailored or attempt to provide limited "customization" through a fixed set of user options. With Intelli-Site(R), user-defined restrictions are limited to the capabilities of the integrated devices.

B&B ELECTROMATIC, INC.

B&B Electromatic, Inc., the Company's manufacturing subsidiary, designs, manufactures and distributes warning gates, crash barriers, such as railroad, anti-terrorist and traffic control barriers, lane changers, airport and navigational lighting, and perimeter security gates and operators. B&B has been in operation since 1925, and enjoys a long-term reputation of high quality designs with its broad customer network of engineering and architectural firms.

Core Business

B&B's core products are gates and barriers, perimeter security and navigational lighting. These products compete primarily in the road and bridge construction, refurbishment and perimeter security markets. These products are used for:

         o        gating and barricading movable bridges;

         o        locking down sections of roads under construction;

         o        gates for reversible lane changer systems;


--------------------------------------------------------------------------------

         o        gates to secure railroad crossings;

         o        operators and gates used in perimeter security; and

         o        navigational lights used primarily with waterways.

B&B typically sells its products through electrical sub-contractors or through distributors.

B&B's XL automatic gate operator product line, called the XL Series, includes hydraulic sliding gate operators with two pair of infrared beams and an audible alarm. This gate operator is called a "hydraulic" sliding gate operator because it is operated by the resistance when a small quantity of liquid is forced through a small opening. In addition, the XL Series incorporates a new solid-state controller, called the PK2K, which monitors and controls the correct installation and functioning of safety devices. The PK2K will not allow the operator to function if there is incorrect wiring or a malfunction that could cause injury or property damage.

The XL Series has been successfully tested and is in compliance with the Underwriters Laboratories Inc. new safety standard that is named UL325. The XL Series is also now listed by a Nationally Recognized Testing Laboratory. Meeting the new UL325 safety standard, like all of the Underwriters Laboratories standards, is voluntary. However, many governmental and private sector corporations will only purchase products that meet Underwriters Laboratories standards and that are listed by a Nationally Recognized Testing Laboratory. B&B's XL Series of gate operators are the first operators of its kind to meet the new Underwriters Laboratories 325 safety standards. The XL Series is listed by Intertek Testing Services with the Electronic Testing Laboratory trademark. The XL Series of gate operators meets the primary and secondary entrapment protection requirements of Underwriters Laboratories 325 with two pair of infrared beams and an audible alarm.

Fewer movable bridges are being constructed. As a result, B&B is seeking broader applications of its movable gates and barriers. Highway lane changers, road construction gates and barriers, seismic gates and perimeter security gates are all growing market opportunities for B&B.

New Business

B&B has developed a railroad safety barrier gate that is targeted for highway railroad crossings with high accident incident rates, blind curves, high frequency of hazardous rail transport, whistle-ban zones, multiple track crossings and high-speed rail corridors. In November 1998, after two years of development and testing, the Federal Highway Administration accepted B&B's patented safety barrier gate. B&B has an eighteen-year patent on this safety barrier gate, expiring in September 2018. This patent is significant because B&B's railroad safety barrier gate is the only product of its kind presently on the market.

In August 2000, the Federal Railroad Administration determined that the safety barrier gate is in compliance with their fail-safe requirement. The Federal Highway Administration only accepts safety barrier gates designed to improve safety at highway railroad crossings without the necessity of grade separations, such as bridges or underpasses. Federal funding of approximately $160 million per year is available for upgrading the safety of the more than 262,000 existing highway railroad crossings. Additional federal and state funding is available for highway railroad crossings on high-speed rail corridors which have mandated upgrade requirements.

B&B anticipates that the available market for its railroad safety barrier gate will increase by tenfold. Penetration into this market, however, may require a relatively long sales cycle due to federal funding approvals.

WARRANTIES

The Company has one-year, two-year and five-year warranties on products it manufactures, depending on whether the product is an existing product or a new product. If the product is new, then the term of the warranty is based on competition and industry trends. If the product is already in existence, then the term of the warranty



--------------------------------------------------------------------------------
is based on that particular type of product. The Company provides for replacement of components and products that contain manufacturing defects. When the Company uses other manufacturers' components, the warranties of the other manufacturers are passed to the dealers and end users. To date, the servicing and replacement of defective software components and products have not been material.

BACKLOG

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At December 31, 2000, the Company's backlog was approximately $1.5 million. The Company expects that it will fill the majority of this backlog by December 31, 2001.

PRODUCT DESIGN AND DEVELOPMENT

As of December 31, 2000, the Company has six employees dedicated to research, development and product engineering. During fiscal year 1999, the Company spent approximately $378,365 on research and development, primarily related to the development and enhancement of Intelli-Site(R). During fiscal year 2000, the Company spent approximately $386,899 on research and development, also primarily related to the development and enhancement of Intelli-Site(R).

COMPETITION

Intelli-Site, Inc.

Many companies across the industry use the term "integrated security system" to describe their products and services. In fact, an integrated security system can range very limited fixed function systems "integrating" as few as two sub-systems to feature-rich, real-time sophisticated software systems, including custom coded integrated solutions. Differences in functionality, performance, and price among integrated security systems vary greatly. Intelli-Site NT has the capability to compete across the entire spectrum of integrated security systems. Consequently, Intelli-Site NT has a diverse set of competitors, depending on the complexity of the integration effort. Intelli-Site NT's competitors generally fall into one of three categories: (a) access control manufacturers, (b) "pure" integrated systems platforms and (c) custom software developers.

Access Control Manufacturers

Access control integration is the integration of access control systems with other security devices and sub-systems. Access control manufacturers produce integrated security systems that range in capability from the control of panel inputs and outputs to the integration of access control systems with other security devices and sub-systems, most commonly closed circuit television. Access Control and Security Systems Integration magazine, in its annual buyers guide, lists approximately 200 companies that provide software for access control integration. Access control manufacturers provide closed, proprietary systems for integration of their hardware. Only a few manufacturers offer complete integrated systems. Vendor-proprietary systems tend to be expensive and lock the customer into one supplier. With vendor-proprietary systems, the end user can only add new features or integrate new technologies if the access control manufacturer supplies them. Access control manufactures' integrated product solutions prevent systems integrators and end users from integrating the products and/or technologies that best meet the end-user requirements.

"Pure" Integrated Systems Platforms

"Pure" integrated system providers offer integration platforms that are non-proprietary and able to integrate across any device or sub-system. Integrated system providers can integrate products, such as hardware or devices, across the industry from different vendors. The Company has identified three third-party providers that supply software that competes with Intelli-Site NT. These competitors are LARES Technology, Inc., Lenel Systems International, Inc., and Integral Technologies, Inc. It is estimated that in 1998, "pure" integrated




--------------------------------------------------------------------------------
systems platform products accounted for less than 2% of the $170 million software systems integration market. The software systems integration market is a segment of the $3.4 billion systems integration market. None of the identified competitors has established itself as a clear market leader.

Custom Software Developers

Custom software solutions for integrated security typically target large systems with complex user integration requirements between multiple sub-systems. A number of system developers and large systems integrators provide custom software solutions. An estimated 17%, and declining, of end users use custom-developed solutions. However, the Company believes many of these end users would consider using a non-proprietary, tailored, user-definable standard platform if one were available. Today, of the estimated 1,000 system integrators in the market, only a small fraction is capable of developing custom software applications. Open, user-definable systems such as Intelli-Site NT would allow many of these integrators to bid competitively on large, integrated security system jobs that have traditionally required custom-developed software solutions.

The Company faces intense competition in the security industry. Some of the Company's competitors are large, well-financed and established companies that have greater name recognition and resources for research and development, manufacturing and marketing than that of the Company. These competitors may be better able to compete for market share.

B&B Electromatic, Inc.

The competitors of B&B Electromatic, Inc.'s road and bridge products are relatively the same size as B&B. The customers of these competitors are concentrated in only certain geographical regions. In contrast, B&B's customers are located throughout the United States. B&B has a far more extensive design specification network than its competitors, mostly because B&B has been in existence in this market niche since 1925. Only one other manufacturer of horizontal sliding gates powered by a hydraulic operator mechanism competes with B&B's high-end perimeter security products. B&B does not compete in the lower end perimeter security products market. The competition for the railroad safety barrier market appears to be non-existent, because B&B is the only company that manufactures this type of railroad safety barrier product at the present time. B&B has two competitors in the general market of warning gates, crash barriers, such as railroad, anti-terrorist and traffic control barriers, lane changers, and seismic gates. B&B has two competitors in the airport and navigational lighting market.

EMPLOYEES

As of June 30, 2000, the Company employed 65 people, all in full-time positions. None of the Company's employees are subject to collective bargaining agreements. The Company believes that relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

B&B Electromatic, Inc. own its manufacturing and office facility in Norwood, Louisiana. This facility consists of approximately 26,000 square feet of manufacturing and office space on five acres of land. The Company has a mortgage on this property. The Company refinanced the mortgage in 1999 for a cash contribution of approximately $100,000. These funds were used for operations and capital improvements at B&B. At December 31, 2000, the principal amount of the mortgage was $723,124. The interest rate is 10% and the amortization provisions are standard. There are no prepayment provisions and the mortgage matures on September 14, 2001. The balance due on the maturity date is $673,296.

The Company occupies 13,038 square feet of office and warehouse space in Irving, Texas. The lease for the Irving facility expires on December 31, 2001. The monthly rent of this lease is $14,815, plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.



--------------------------------------------------------------------------------

The Company believes that the properties, equipment, fixtures and other assets of the Company located within the Company's facilities are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreements described above are not renewed, and that its existing facilities are adequate to meet current requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to certain legal actions and claims arising in the ordinary course of the Company's business. Although management recognizes the uncertainties of litigation, based upon the dollar amount involved, the nature and management's understanding of the facts and circumstances which give rise to such actions and claims, management believes that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



--------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's preferred stock is not publicly traded. The Company's Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IZZI." The Company's Common Stock was quoted on the Nasdaq Small Cap Market under the symbol "IZZI" until March 23, 1999. On March 24, 1999, Nasdaq delisted the Company's Common Stock for failing to meet the minimum net tangible asset base of $2.0 million and for failing to meet the minimum trading price threshold of $1.0 per share.

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

                                                          Common Stock
                                             -------------------------------------
                                                  $ High               $ Low
                                             ---------------      ----------------
     Fiscal 2000
                       First Quarter                11/16               19/32
                       Second Quarter                 3/4                7/16
                       Third Quarter                 9/16               15/32
                       Fourth Quarter               23/32               13/32
     Fiscal 1999
                       First Quarter               1 9/32               21/32
                       Second Quarter                   1               17/32
                       Third Quarter                1 1/2               15/32
                       Fourth Quarter              1 5/32                9/16

On January 8, 2001, the last reported sales prices for the Common Stock as reported on the Over-the-Counter Bulletin Board was $0.2031.

HOLDERS

As of January 8, 2001, there were 10,782,417 shares of Common Stock outstanding and 1,340,505 warrants outstanding entitling holders to purchase 3,552,338 shares of Common Stock. The shares of Common Stock are held of record by approximately 139 holders and the warrants are held of record by approximately 21 holders, including those brokerage firms and/or clearing houses holding the Company's Common Stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

DIVIDEND POLICY

The Company has never declared or paid any dividends on the Company's Common Stock. The Company currently intends to retain future earnings, if any, for the operation and development of the Company's business and to repay outstanding debt. The Company does not intend to pay any dividends on the Common Stock in the foreseeable future.


--------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company's executive offices are located at 8200 Springwood Drive, Suite 230, Irving, Texas 75063. The Company's telephone number is (972) 444-8280. The Company is a Delaware corporation.

The following is a brief summary of the recent history of the Company and its subsidiaries. This summary identifies why the Company is in its current financial position and what led to the changes in the Company's financial position. The summary also includes information about why the Company has experienced unanticipated delays in the completion of its Intelli-Site(R) software product and why the Company has not met the anticipated sales levels for this product.

During the spring of 1999, the Company's operating cash deficit was increasing as a result of lower revenues and higher than budgeted development costs. Management made a decision to refocus the Company on two of its subsidiaries, B&B Electromatic, Inc. and Intelli-Site, Inc., and to sell its other subsidiaries, Golston Company, Inc. and Tri-Coastal Systems, Inc. Intelli-Site, Inc. manufactures the Intelli-Site(R)software product and B&B Electromatic, Inc. manufactures traffic control and safety systems as well as safety barriers for highway railroad crossings.

In May 1999, the Company sold Golston for $3.2 million in cash and a $100,000 promissory note. In August 1999, the Company sold Tri-Coastal Systems to Notification Systems, Inc. for a $66,000 promissory note. These two dispositions were consistent with the Company's previously announced respositioning strategy to focus on Intelli-Site, Inc. and B&B Electromatic, Inc.

When the Company decided in the spring of 1999 to shift its focus, management assumed that the development of its Intelli-Site(R) software product was complete. However, due to unanticipated delays in the completion of the product, the Company did not meet the anticipated sales levels for the product and the Company once again experienced operating cash shortfalls. In the fall of 1999, the Company successfully raised $1.8 million through a private placement. In late 1999, the anticipation by customers of a new requirement scheduled to become effective in the spring of 2000 concerning the UL325 listing for gate operators caused B&B Electromatic to experience a significant downturn in perimeter security sales. B&B received compliance listing in July 2000. B&B also experienced a much lower sales volume than anticipated for the new railroad barrier product.

The audit report of Grant Thornton LLP, the Company's independent auditors, states that the Company has suffered recurring losses from operations, has an excess of liabilities over assets, and is in default of certain debt covenants. The audit report further states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company cannot predict any material trends, events or uncertainties that may affect the Company, its subsidiaries, their businesses and financial condition.

RESULTS OF OPERATIONS

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

Sales. The Company's total sales increased by $0.7 million, or 12.6%, during the fiscal year ended June 30, 2000, from $5.8 million in fiscal 1999. This increase is the result of increased Intelli-Site(R) software sales of approximately $0.3 million and increased end-user system installations of approximately $0.6 million by the Company's Intelli-Site, Inc. subsidiary. Intelli-Site, Inc.'s sales increase was offset by a slight decrease of $0.2 million in overall sales at the Company's B&B Electromatic Inc. subsidiary. For the twelve months ended June 30, 2000, approximately 82% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 95% for the twelve months ended June 30, 1999.


--------------------------------------------------------------------------------

Cost of Sales. Cost of sales as a percentage of sales remained comparable at 67% for the fiscal year ended June 30, 2000 and at 66% for the fiscal year ended June 30, 1999. For the twelve months ended June 30, 2000, approximately 73% of the Company's cost of sales were related to the products manufactured by the Company, compared to 91% for the twelve months ended June 30, 1999.

Gross Margin. Gross margin as a percent of sales remained comparable at 33% for the fiscal year ended June 30, 2000 and at 34% for the fiscal year ended June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Position

The Company's cash position decreased $151,477 during the fiscal year 2000. At June 30, 2000, the Company had $99,636 in cash and cash equivalents and $408,166 outstanding under its accounts receivable factoring facility. This accounts receivable factoring facility is explained in greater detail below in this section.

Continuing Operating Activities

For the fiscal year ended June 30, 2000, the Company's continuing operating activities used $2,546,753 of cash compared to $3,505,922 of cash used during the fiscal year ended June 30, 1999, a difference of $959,169. This $959,169 decrease in cash used in continuing operating activities in fiscal 2000 is primarily due to the Company's reduced losses of $2,515,414 in fiscal 2000. However, this $2,515,414 amount of reduced losses in fiscal 2000 is offset in part by the payment in fiscal 1999 of expenses with the issuance of shares of the Company's Common Stock and warrants. The market value of these shares of Common Stock and of the warrants was approximately $1,469,922.

Default under Convertible Debentures

In the fall of 1998, the Company required additional funding as a result of continuing operating losses. Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC loaned the Company additional funds in exchange for convertible debt instruments. In March 1998, the conversion rate on the Renaissance convertible debentures was reduced to $0.549. The Renaissance convertible debentures have an interest rate of 9% of outstanding principal balance and are due in monthly installments through December 2003. Monthly principal installments are $10 per $1,000 of the then remaining principal amount of the debenture and were to commence beginning in December 1999 through maturity. These principal payments have not yet begun. These debentures are secured by equity, assets and future contracts.



--------------------------------------------------------------------------------

The Company is in default of the covenants for the convertible debentures issued to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. At December 31, 2000, the principal amount of these convertible debentures in default was $4.6 million, of which $510,517 is currently outstanding. The Company has not received notice of default and is currently in negotiations to restructure this debt, but no agreement has yet been reached. The Company currently has no other source of repayment and there can be no assurance that these renegotiations will be successful. Accordingly, the debentures are classified as short-term debt on the financial statements.

Additional Debt Service Obligations

During the twelve months ended June 30, 2000, the Company financed its operations with cash flows from long-term borrowings of $1,538,806 and received $1,688,021 from the sale of preferred stock. The Company made payments of $613,786 on debt and other liabilities.

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

As of December 31, 1996, pursuant to the terms of a convertible loan agreement, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC loaned the Company $4.6 million in convertible debentures at an interest rate of 9% per year. The monthly interest payments are $4,438. The debentures are convertible into shares of Common Stock at a rate of $0.549 per share.

Since February 22, 1999, each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC has made six loans to the Company evidenced by promissory notes. Each of the twelve promissory notes accrues interest at a rate of 9% per year. The monthly interest payments are $3,975.

On April 12, 2000, C. A. Rundell, Jr., currently Chairman of the board of directors and Chief Executive Officer of the Company, loaned the Company $200,000 as evidenced by a promissory note. In addition, on June 28, 2000, The Rundell Foundation, a non-profit corporation, loaned the Company $100,000 as evidenced by a promissory note. Both of these promissory notes accrue interest at a rate of 9% a year and are due and payable on demand. The monthly interest payments are $2,250. Mr. Rundell is President, a director and trustee of The Rundell Foundation.

As discussed in "Item 2. Description of Property" above, the Company has a mortgage on B&B Electromatic, Inc.'s facility. At December 31, 2000, the principal amount of the mortgage was $723,124. The interest rate is 10% and the amortization provisions are standard. There are no prepayment provisions and the mortgage matures on September 14, 2001. The balance due on the maturity date is $673,296.

The Company does not have any material commitments to purchase property and equipment in fiscal 2000. The Company does not have any material funding requirements for software and other products under development.

Property and Equipment

The Company used $110,298 for the purchase of property and equipment during fiscal 2000 compared to $266,192 for the previous fiscal 1999 period. The purchases in fiscal 1999 of a new computer system for approximately $30,000 at B&B Electromatic, Inc. and a trade show booth for approximately $90,000 at Intelli-Site, Inc. accounted for the majority of this variance.




--------------------------------------------------------------------------------

Additional Sources of Financing

The Company's liabilities are currently in excess of its assets and the Company has experienced significant losses during fiscal 1999 and 2000. Management expects losses to continue through the majority of fiscal 2001. In order to meet working capital needs, the Company will need to receive additional financing either through sale of assets of the Company or its subsidiaries, equity placement and/or additional debt. Failure to receive financing could jeopardize the Company's ability to continue to operate.

At the present time and the foreseeable future, it seems unlikely that the Company will be able to obtain additional financing either through sale of assets of the Company or its subsidiaries, equity placement and/or additional debt. The Company is seeking stockholder approval of a proposed financial restructuring of the Company's debt. Under the terms of this financial restructuring, the Company will obtain approximately $1.0 million in cash from Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for the issuance of promissory notes and new series of preferred stock of the Company. As discussed in more detail in the Company's proxy statement for the 2000 Annual Meeting of Stockholders, the Company's board of directors determined that the proposed financial restructuring is the best alternative to attempt to preserve stockholder value and to obtain additional funding.

Accounts Receivable Factoring Facility

On March 3, 2000, the Company replaced its existing accounts receivable factoring facility with an Account Transfer Agreement with Evergreen Funding Corporation to factor accounts receivable with recourse. Under the terms of this factoring facility, the Company sells its accounts receivable to Evergreen Funding Corporation, a factoring company. Evergreen Funding Corporation then acts as the principal in collecting those accounts receivable. The Company sells the receivables with recourse, which means that Evergreen Funding Corporation can turn to the Company if the accounts receivable prove to be not collectable. The Company's factoring facility also allows the Company to borrow money from Evergreen Funding Corporation in anticipation of the Company's expected sales. Borrowing money from the factoring company allows the Company to build up its inventory before a peak selling period.

This accounts receivable factoring facility expires September 3, 2001, and can be extended at the discretion of the Company. The Agreement has an advance rate of 80%, an adjustable factoring fee of 1.5% to 2.0%, and an interest rate equal to the prime rate charged by Chase Bank of Texas, N.A. plus 2% per annum. The monthly minimum borrowing amount is $200,000 and the maximum monthly borrowing amount is $800,000, subject to availability under the Company's borrowing base. This facility is secured by the accounts receivable and inventory of the Company's B&B Electromatic, Inc. subsidiary and is guaranteed by the Company and Intelli-Site, Inc. The Company believes borrowing under this accounts receivable factoring facility, combined with results from operations, will be sufficient to finance future cash requirements at B&B Electromatic, Inc.

BACKLOG

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At December 31, 2000, the Company's backlog was approximately $1.5 million. The Company expects that it will fill the majority of this backlog by December 31, 2001.

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



--------------------------------------------------------------------------------

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















--------------------------------------------------------------------------------

               INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 7. FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Report of Independent Accountants....................................................................16

Consolidated Balance Sheets as of June 30, 2000 and 1999.............................................17

Consolidated Statements of Operations for the years ended June 30, 2000 and 1999.....................18

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000 and 1999...........19

Consolidated Statements of Cash Flows for the years ended June 30, 2000 and 1999.....................20

Notes to Consolidated Financial Statements........................................................21-33



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



/s/ GRANT THORNTON LLP

Dallas, Texas
August 4, 2000


--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,
                                                                              --------------------------------
                                                                                   2000              1999
                                                                              --------------    --------------
                                    ASSETS
Current assets:
   Cash and cash equivalents ..............................................   $       99,636    $      251,113
   Accounts receivable, net of allowance for
     doubtful accounts of $58,847 and $54,383, respectively ...............        1,201,491         1,381,879
   Inventories ............................................................          585,486           529,198
   Notes receivable, net of $60,000 discount in 1999 ......................           28,546           340,000
   Unbilled revenue .......................................................          252,567                --
   Other current assets ...................................................          112,718           156,165
   Assets of discontinued operations ......................................               --           626,220
                                                                              --------------    --------------
     Total current assets .................................................        2,280,444         3,284,575

   Property and equipment, net ............................................          921,695         1,019,993
   Capitalized software development costs, net ............................          113,713           332,802
   Deferred income taxes ..................................................               --           205,384
   Other assets ...........................................................           16,898            74,653
                                                                              --------------    --------------
     Total assets .........................................................   $    3,332,750    $    4,917,407
                                                                              ==============    ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable - trade ...............................................   $      582,717    $      625,964
   Accrued liabilities ....................................................          440,072         1,004,253
   Current portion of long-term debt ......................................        6,135,260         1,330,566
   Liabilities of discontinued operations .................................               --           249,654
                                                                              --------------    --------------
     Total current liabilities ............................................        7,158,049         3,210,437


Long-term debt ............................................................          728,331         4,608,003

Stockholders' deficit:
   Convertible preferred stock, $.01 par value, 750,000 shares authorized; 102,250 and 10,250, shares respectively issued and outstanding (liquidation value of $2,045,000 and
     $205,000, respectively) ..............................................            1,023               102
   Common stock, $.01 par value, 35,000,000 shares authorized;
     10,564,145 and 10,513,993 shares, respectively, issued; and
      10,514,145 and 10,463,993 shares, respectively, outstanding .........          105,641           105,140
   Additional paid in capital .............................................       14,502,963        12,704,653
   Accumulated deficit ....................................................      (19,044,507)      (15,592,178)
   Treasury stock, at cost - 50,000 shares ................................         (118,750)         (118,750)
                                                                              --------------    --------------
   Total stockholders' deficit ............................................       (4,553,630)       (2,901,033)
                                                                              --------------    --------------
     Total liabilities and stockholders' deficit ..........................   $    3,332,750    $    4,917,407
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


--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Years Ended
                                                                           June 30,
                                                               --------------------------------
                                                                    2000              1999
                                                               --------------    --------------
Sales ......................................................   $    6,561,359    $    5,828,247
Cost of sales ..............................................        4,369,262         3,836,319
                                                               --------------    --------------
Gross margin ...............................................        2,192,097         1,991,928

Operating expenses:
   Selling, general and administrative .....................        4,589,922         6,038,120
   Research and product development ........................          386,899           378,365
                                                               --------------    --------------
                                                                    4,976,821         6,416,485
                                                               --------------    --------------

Loss from operations .......................................       (2,784,724)       (4,424,557)

Other income (expense):
   Interest income .........................................           33,690            45,448
   Interest expense ........................................         (645,684)         (705,352)
   Other ...................................................               --           (59,482)
                                                               --------------    --------------

Loss from continuing operations before income taxes ........       (3,396,718)       (5,143,943)
Deferred income tax benefit ................................           51,856                --
                                                               --------------    --------------
Net loss from continuing operations after income taxes .....       (3,344,862)       (5,143,943)

Discontinued operations:
   Gain from operations ....................................               --            21,837
   Loss on disposal ........................................               --          (738,170)
                                                               --------------    --------------

Loss from discontinued operations ..........................               --          (716,333)
                                                               --------------    --------------

Net loss ...................................................       (3,344,862)       (5,860,276)

Preferred dividends ........................................         (107,467)               --
                                                               --------------    --------------

Net loss allocable to common stockholders ..................   $   (3,452,329)   $   (5,860,276)
                                                               ==============    ==============


Weighted average common shares outstanding .................       10,508,510         9,168,124

Basic and diluted loss per share:
   Continuing operations ...................................   $        (0.33)   $        (0.56)
   Discontinued operations .................................   $           --    $        (0.08)
                                                               --------------    --------------
Total ......................................................   $        (0.33)   $        (0.64)
                                                               ==============    ==============


   The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Convertible
                                 Preferred Stock           Common Stock           Additional
                              ----------------------  ------------------------     Paid In       Accumulated     Treasury
                               Shares      Amount       Shares       Amount        Capital         Deficit         Stock
                              ----------  ----------  ------------  ----------  --------------  --------------  ------------
Balance at July 1, 1998           10,250  $      102     8,525,808  $   85,258  $   10,822,802  $   (9,731,902) $   (118,750)
Common stock issuance                                    1,200,000      12,000         768,000
Warrant issuance                                                                       689,929
Warrant exercise                                             1,668          17
Debenture conversion                                       786,517       7,865         423,933
Net loss                                                                                            (5,860,276)
                              ----------  ----------  ------------  ----------  --------------  --------------  ------------
Balance at June 30, 1999          10,250         102    10,513,993     105,140      12,704,653     (15,592,178)     (118,750)
Preferred stock issuance          92,750         928                                 1,774,638
Preferred stock conversion          (750)         (7)       15,000         150            (143)
Preferred dividends paid                                                                              (107,467)
Common stock issuance                                       35,152         352          23,815
Net loss                                                                                            (3,344,862)
                              ----------  ----------  ------------  ----------  --------------  --------------  ------------
Balance at June 30, 2000         102,250  $    1,023    10,564,145  $  105,641  $   14,502,963  $  (19,044,507) $   (118,750)
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


--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For the Years Ended
                                                                                      June 30,
                                                                         --------------------------------
                                                                              2000               1999
                                                                         --------------    --------------
Cash flows from operating activities:
   Net loss ..........................................................   $   (3,344,862)   $   (5,860,276)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Loss from discontinued operations ...............................               --           716,333
     Depreciation ....................................................          208,596           202,872
     Amortization ....................................................          219,089           227,638
     Provision for bad debt ..........................................           36,946            20,060
     Provision for warranty reserve ..................................           55,000           113,352
     Provision for inventory reserve .................................            1,359                --
     Unbilled revenue ................................................         (189,976)          (70,091)
     Expenses paid with common stock and warrants ....................          111,712         1,469,922
     Changes in operating assets and liabilities:
       Accounts receivable ...........................................          171,988          (108,558)
       Inventories ...................................................          (57,647)          (81,831)
       Notes receivable ..............................................          311,454          (338,544)
       Deferred income taxes .........................................          205,384                --
       Other assets ..................................................           38,612            51,990
       Accounts payable ..............................................          (43,247)          180,835
       Accrued liabilities ...........................................         (271,161)          (29,624)
                                                                         --------------    --------------
         Cash used in continuing operations ..........................       (2,546,753)       (3,505,922)
         Cash provided by discontinued operations ....................               --         3,445,964
                                                                         --------------    --------------
           Net cash used in operating activities .....................       (2,546,753)          (59,958)
                                                                         --------------    --------------

Cash flows from investing activities:
   Purchase of property and equipment ................................         (110,298)         (266,192)
   Purchase of software technology ...................................               --          (200,090)
                                                                         --------------    --------------
           Net cash used in investing activities .....................         (110,298)         (466,282)
                                                                         --------------    --------------

Cash flows from financing activities:
   Issuance of preferred stock .......................................        1,688,021                --
   Dividends on preferred stock ......................................         (107,467)               --
   Issuance of common stock ..........................................               --                17
   Payments of long-term debt and other liabilities ..................         (613,786)       (1,833,671)
   Proceeds from notes payable and long-term debt ....................        1,538,806         2,561,260
                                                                         --------------    --------------
           Net cash provided by financing activities .................        2,505,574           727,606
                                                                         --------------    --------------

Increase (decrease) in cash and cash equivalents .....................         (151,477)          201,366
Cash and cash equivalents at beginning of period .....................          251,113            49,747
                                                                         --------------    --------------
Cash and cash equivalents at end of period ...........................   $       99,636    $      251,113
                                                                         ==============    ==============


   The accompanying notes are an integral part of the consolidated financial statements.



--------------------------------------------------------------------------------
                                 Page 20 of 36

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Integrated Security Systems, Inc. was formed in December 1991. The Company consists of two wholly-owned subsidiaries: Intelli-Site, Inc., a developer and retail seller of PC-based control systems which integrate discrete security devices; and B&B Electromatic, Inc., a gate and barrier engineering and manufacturing facility. Golston Company, Inc. and Tri-Coastal Systems, Inc. are reflected as discontinued operations in the financial statements as a result of the sale of Golston in May 1999 and the sale of Tri-Coastal Systems in August 1999.

2. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the Company and its subsidiaries:
B&B Electromatic, Inc. and Intelli-Site, Inc.. All significant intercompany transactions and balances have been eliminated.

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

UNBILLED REVENUE

The Company recognizes revenue on system installation contracts as services are performed, which results in unbilled or unearned revenues based on billing provisions in the contract. This variance due to timing is accounted for as unbilled revenue.



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

STATEMENTS OF CASH FLOWS

Supplemental cash flow information for the years ended June 30, 1999 and 1998:

                                       2000              1999
                                     --------          --------
Interest paid                        $411,421          $284,805

Income tax refunds received          $257,240          $     --

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



--------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company will adopt SAB 101 in the fiscal year ending June 30, 2001. SAB 101 is not expected to have a significant effect on the Company's consolidated results of operations or financial position.

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

The Company's liabilities are currently in excess of its assets and the Company has experienced significant losses during fiscal 1999 and 2000. Management expects losses to continue through the majority of fiscal 2001. In order to meet working capital needs, the Company will need to receive additional financing either through sale of assets, equity placement and/or additional debt. Failure to receive such financing could jeopardize the Company's ability to continue to operate.



--------------------------------------------------------------------------------

4. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

The composition of certain balance sheet accounts is as follows:

                                                       June 30,
                                             ----------------------------
                                                2000             1999
                                             -----------      -----------
Inventories:
     Raw materials                           $   383,092      $   422,770
     Work-in-process                             188,391          105,763
     Finished goods                               14,003              665
                                             -----------      -----------
                                             $   585,486      $   529,198
                                             ===========      ===========

Property and equipment:
     Land                                    $    40,164      $    40,164
     Building                                    586,449          586,449
     Leasehold improvements                       48,769           48,769
     Office furniture and equipment            1,070,258          990,088
     Manufacturing equipment                     626,122          595,994
     Vehicles                                     63,875           63,875
     Construction                                153,425          153,425
                                             -----------      -----------
                                               2,589,062        2,478,764

Less:  accumulated depreciation               (1,667,367)      (1,458,771)
                                             -----------      -----------
                                             $   921,695      $ 1,019,993
                                             ===========      ===========










--------------------------------------------------------------------------------

5. DEBT

Debt:

                                                                                          June 30,
                                                                                ------------------------------
                                                                                   2000                1999
                                                                                -----------        -----------
Convertible debentures to venture capital funds;
interest at 9% of outstanding principal balance due
in monthly installments through December 2003; monthly
principal installments of $10 per $1,000 of the then
remaining principal amount of the debenture beginning
in December 1999 through maturity; secured by equity,
assets and future contracts. The outstanding balance of
the note can be converted into the Company's common stock
at $0.549 per share. At June 30, 1999 and 2000, the Company
was not in compliance with the Current Ratio, Minimum Tangible
Net Worth, Debt to Equity and Debt Service Coverage financial
standards under this agreement ..........................................       $ 4,168,202        $ 4,168,202

Term note payable to a bank; due in monthly principal and
interest installments of $12,000 through November 2000;
interest at the lender's prime rate less 1% (10% at June 30,
1999 and 2000); this note was refinanced in September 1999;
secured by first mortgage on real estate and equipment;
 personally guaranteed by a former officer ..............................           752,084            704,258

Convertible notes payable to venture capital funds; interest at 9% due in monthly installments of $4,438; principal and
accrued unpaid interest due upon demand. The outstanding balance of the note can be converted into the Company's common stock at
$0.549 per share ........................................................           600,000            600,000

Accounts receivable factoring facility with a finance company to factor accounts receivable with recourse. This accounts
receivable factoring facility has an adjustable factoring
fee of 1.5%-2.0%, a minimum and maximum borrowing of $200,000 and $800,000, respectively, per month; interest at the prime rate of Chase Bank of Texas, N. A. plus 2% and expires on
September 3, 2001 .......................................................           408,166                 --

Notes payable to venture capital funds; interest at 9% due
in monthly installments of $3,975; principal and accrued
unpaid interest due upon demand .........................................           530,000                 --

Notes payable to individual and foundation; interest at 9%
due in monthly installments of $2,250; secured by accounts
receivable; principal and accrued unpaid interest due upon
demand ..................................................................           300,000                 --

Cash accelerator agreement with a bank; interest at prime plus
3%; paid in full in fiscal 2000 .........................................                --            325,460

Other term notes payable to unrelated third parties .....................           105,139            140,649
                                                                                -----------        -----------
                                                                                  6,863,591          5,938,569
Less current portion ....................................................        (6,135,260)        (1,330,566)
                                                                                -----------        -----------
                                                                                $   728,331        $ 4,608,003
                                                                                ===========        ===========



--------------------------------------------------------------------------------

Due to financial covenant defaults, the entire balance of the convertible debentures has been included in current maturities. Payments required under long-term debt and other liabilities outstanding at June 30, 2000 are as follows:

           2001               $6,135,260
           2002                  724,805
           2003                    3,526
           2004                       --
           2005                       --
           Thereafter                 --
                              ----------
                              $6,863,591
                              ==========











--------------------------------------------------------------------------------

6. INCOME TAXES

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes are as follows:

                                                              For the Years Ended
                                                          -----------------------------
                                                          June 30, 2000   June 30, 1999
                                                          -------------   -------------
Federal statutory benefit rate                               (34.0%)          (34.0%)

Tax gain on sale of Golston Company, Inc.                       --%            22.6%
Net operating carryforwards lost on sale of Golston             --%             5.3%
Increase in valuation allowance                               38.6%             4.5%
Other                                                         (2.6%)            1.6%
                                                             -----            -----
                                                               2.0%              --%
                                                             =====            =====

Deferred tax assets (liabilities) are comprised of the following at:

                                           June 30, 2000         June 30, 1999
                                           -------------         -------------
Deferred tax assets
   Amortization                                      --                69,000
   Warranty reserve                              25,000                29,000
   Accounts receivable                           20,000                17,000
   Net operating loss carryforward            4,640,000             3,489,000
                                            -----------           -----------
   Gross deferred tax asset                   4,685,000             3,604,000
Deferred tax liabilities
   Property and equipment                       (96,000)             (122,000)
                                            -----------           -----------
Net deferred tax asset                        4,589,000             3,482,000
Valuation allowance                          (4,589,000)           (3,276,616)
                                            -----------           -----------
Net deferred tax asset                      $        --           $   205,384
                                            ===========           ===========

The tax benefit of net operating loss carryforwards at June 30, 1999 has been reduced by $1,441,000 from the amount previously reported, upon final determination of the tax effect of the sale of Golston Company, Inc. in fiscal 1999.

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

If the Company recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), based on the fair value at the grant dates, the Company's pro forma net loss and net loss per share would have been as follows (net loss amounts in thousands):

                                   For the Year Ended                 For the Year Ended
                                     June 30, 2000                      June 30, 1999
                              ---------------------------         --------------------------
                              As reported      Pro forma          As reported     Pro forma
                              -----------      ----------         -----------     ----------
Net Loss                       $  (3,345)      $  (3,521)          $  (5,860)     $  (5,979)

Loss per Common Share          $    (.33)      $    (.35)          $    (.64)     $    (.65)






--------------------------------------------------------------------------------

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: For the period ending June 30, 2000, expected volatility of 100-110%; risk-free interest rates of approximately 6.2-6.9%; no dividend yield; and expected lives of five years. For the period ending June 30, 1999, expected volatility of 37-45%; risk-free interest rates of 4.5-5.4%; no dividend yield; and expected lives of five years. The pro forma net loss and net loss per share may not be indicative of future amounts because the disclosures do not reflect compensation expense for options granted prior to fiscal 1995.

Additional information with respect to options outstanding at June 30, 2000 and changes for the two years then ended is as follows (share amounts in thousands):

                                               For the Year Ended             For the Year Ended
                                                 June 30, 2000                   June 30, 1999
                                          -----------------------------    ----------------------------
                                                       Weighted Average                Weighted Average
                                            Shares      Exercise Price      Shares      Exercise Price
                                          ---------    ----------------    --------    ----------------
Outstanding at beginning of period           2,162           $1.40           1,336           $1.78

     Granted                                   452             .58             933             .86
     Forfeited                                (397)           1.12            (107)           1.42
                                            ------           -----          ------           -----

Outstanding at end of period                 2,217           $1.29           2,162           $1.40
                                            ======           =====          ======           =====

Exercisable at end of period                 1,499           $1.54           1,242           $1.71
                                            ======           =====          ======           =====

Weighted-average fair value of options
granted during the period                                    $ .51                           $ .54


Information about stock options outstanding at June 30, 2000 is summarized as follows:

                               Options Outstanding                          Options Exercisable
                -------------------------------------------------      ----------------------------
                   Shares      Weighted Average          Weighted        Shares           Weighted
   Range of     Outstanding       Remaining              Average       Exercisable        Average
   Exercise          at          Contractual             Exercise          at             Exercise
    Prices         6/30/00           Life                 Price          6/30/00            Price
------------    ------------   ----------------        ----------      -----------       ----------
$0.01-1.00            1,194          8.4 Years          $     .73            564          $     .80

$1.1875-2.00            573          6.3 Years               1.55            485               1.58

$2.0938-2.50            450          2.9 Years               2.43            450               2.43
                  ---------                             ---------          -----          ---------
                      2,217                             $    1.29          1,499          $    1.54



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

Additional information with respect to warrants outstanding at June 30, 2000 and changes for the two years then ended are as follows (share amounts in thousands):

                                                For the Year Ended            For the Year Ended
                                                   June 30, 2000                 June 30, 1999
                                             -------------------------    ----------------------------
                                                          Weighted                         Weighted
                                                           Average                          Average
                                             Shares     Exercise Price       Shares     Exercise Price
                                             ------     --------------    -----------   --------------
Outstanding at beginning of period           6,977           $1.84           4,793           $3.30

     Granted                                 1,546            1.00           2,292             .86
     Exercised                                  --              --              (2)            .01
     Forfeited                                 (18)           2.40            (106)           1.00
                                            ------           -----          ------           -----

Outstanding at end of period                 8,505           $1.69           6,977           $1.84
                                            ======           =====          ======           =====

Exercisable at end of period                 8,505           $1.69           6,977           $1.84
                                            ======           =====          ======           =====

Weighted-average fair value of warrants
granted during the period                                    $ .28                           $ .36




--------------------------------------------------------------------------------

Information about warrants outstanding at June 30, 2000 is summarized as follows:

                             Warrants Outstanding                        Warrants Exercisable
                ------------------------------------------------     ----------------------------
                  Shares            Weighted          Weighted          Shares          Weighted
   Range        Outstanding         Average           Average        Exercisable        Average
of Exercise         at             Remaining          Exercise            at            Exercise
  Prices          6/30/00         Contractual          Price           6/30/00            Price
                                     Life
-----------     -----------      ------------        ----------      -----------        ---------
$.01-1.00           3,965          4.4 Years          $     .80          3,965          $     .80

$1.06-2.00            610          7.7 Years               1.96            610               1.96

$2.40-2.55          3,930           .8 Years               2.55          3,930               2.55
                ---------                             ---------          -----          ---------
                    8,505                             $    1.69          8,505          $    1.69

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



--------------------------------------------------------------------------------

11. SEGMENT REPORTING

The Company has two business segments: B&B Electromatic, Inc. and Intelli-Site, Inc. These segments are differentiated by the products they produce and the customers they service as follows:

B&B Electromatic, Inc. This segment consists of road and bridge perimeter security and railroad physical security products such as warning gates, crash barriers, lane changers, navigational lighting, airport lighting and hydraulic gates and operators, and aluminum gate panels.

Intelli-Site, Inc. This segment consists of the development and marketing of programmable security systems that integrate multiple security devices and subsystems for governmental, commercial and industrial facilities utilizing the Intelli-Site(R) software product through systems integrators and original equipment manufacturers to end users.

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

The following table provides financial data by segment for the fiscal years ended June 30, 2000 and 1999.

                                                      B&B               Intelli-Site,
                                               Electromatic, Inc             Inc.             Corporate           Total
                                               -----------------        --------------        ----------       -----------
2000

Sales                                             $ 5,363,239              $1,198,120                 --       $ 6,561,359
Income/(loss) from operations                         510,083              (1,900,298)        (1,394,509)       (2,784,724)
Total assets                                        2,356,082                 748,892            227,776         3,332,750
Depreciation and amortization expense                 140,176                 280,445              7,064           427,685
Capital additions                                      51,332                  57,656              1,310           110,298

1999

Sales                                             $ 5,538,930             $   289,318      $                   $ 5,828,247
                                                                                                      --
Loss from operations                                  (71,385)             (2,799,885)        (1,553,287)       (4,424,557)
Total assets                                        2,720,489                 727,227          1,469,691         4,917,407
Depreciation and amortization expense                 143,503                 236,269             50,738           430,510
Capital additions                                     108,690                 144,039             13,463           266,192




--------------------------------------------------------------------------------

12. DISCONTINUED OPERATIONS

Effective October 1, 1998, the Company disposed of a portion of its Golston Company, Inc. subsidiary. In May 1999, the Company sold the remainder of Golston, which designs, manufactures and markets pneumatic tube carriers for use in financial institutions and hospitals through its plastic injection molding operations.

Summarized financial information for Golston Company, Inc. is as follows:

                                            For the Year Ended
                                               June 30, 1999
                                            ------------------
Revenues                                        $ 3,794,575

Income from discontinued operations                 344,747

Loss on disposal                                   (313,170)

In June 1999, the Company discontinued operations of its Tri-Coastal Systems, Inc. subsidiary, which designs, sells, installs and services electronic security systems. The Company sold Tri-Coastal Systems, Inc. on August 13, 1999.

Summarized financial information for Tri-Coastal Systems, Inc. is as follows:

                                      For the Year Ended
                                        June 30, 1999
                                      ------------------
Revenues                                   $ 1,423,095

Loss from discontinued operations             (332,910)

Loss on disposal                              (425,000)

The net assets of discontinued operations of Tri-Coastal Systems, Inc. at June 30, 1999 of $626,220 consist of $29,495 of cash, $159,741 of accounts receivable, $51,949 of inventories, $179,669 of other current assets, $10,601 of equipment, and $194,768 of goodwill, net of accumulated amortization.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements required to be reported under this Item 8.




--------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is set forth under the captions "Directors and Nominees for Election to the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Officers" in the Company's proxy statement in connection with the Company's annual meeting of stockholders to be held on March 2, 2001. The proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption "Executive Compensation" in the Company's proxy statement in connection with the Company's annual meeting of stockholders to be held on March 2, 2001. The proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement in connection with the Company's annual meeting of stockholders to be held on March 2, 2001. The proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement in connection with the Company's annual meeting of stockholders to be held on March 2, 2001. The proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

         *4.2     Specimen certificate for Redeemable Common Stock Purchase
                  Warrant.

        **4.5 Certificate of Designation for Series A $20 Convertible Preferred Stock.

   *******4.6     Certificate of Designation for Series D $20 Convertible
                  Preferred Stock.

       **10.1 Integrated Security Systems, Inc. 1993 Stock Option Plan dated September 7, 1993, as amended on December 30, 1994.





--------------------------------------------------------------------------------

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

    *******27.1   Financial Data Schedule

-----------

         * Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 33-59870-FW) and incorporated herein by reference.





--------------------------------------------------------------------------------

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

         *******  Filed herewith.

         (b)      Reports filed on Form 8-K.

                  The Company filed a Form 8-K on August 25, 2000 to report the changes in the Company's management.





--------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Integrated Security Systems, Inc.
                                             ---------------------------------
                                                        (Registrant)


Date:  February 1, 2001                      /s/ C. A. RUNDELL, JR.
       ----------------                      ---------------------------------
                                             C. A. Rundell, Jr.
                                             Director, Chairman of the Board,
                                             and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             Integrated Security Systems, Inc.
                                             ---------------------------------
                                                        (Registrant)


Date:  February 1, 2001                      /s/ C. A. RUNDELL, JR.
       -------------------------             ---------------------------------
                                             C. A. Rundell, Jr.
                                             Director, Chairman of the Board,
                                             and Chief Executive Officer


Date:  February 1, 2001                      /s/ HOLLY J. BURLAGE
       -------------------------             ---------------------------------
                                             Holly J. Burlage
                                             Executive Vice President,
                                             Chief Financial Officer,
                                             Secretary and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)


Date:  February 1, 2001                      /s/ ALAN M. ARSHT
       -------------------------             ---------------------------------
                                             Alan M. Arsht
                                             Director


Date:  February 1, 2001                      /s/ ROBERT M. GALECKE
       -------------------------             ---------------------------------
                                             Robert M. Galecke
                                             Director


Date:  February 1, 2001                      /s/ JAMES E. JACK
       -------------------------             ---------------------------------
                                             James E. Jack
                                             Director


Date:  February 1, 2001                      /s/ JOHN P. JENKINS
       -------------------------             ---------------------------------
                                             John P. Jenkins
                                             Director


Date:  February 1, 2001                      /s/ FRANK R. MARLOW
       -------------------------             ---------------------------------
                                             Frank R. Marlowe
                                             Director

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

         *4.2     Specimen certificate for Redeemable Common Stock Purchase
                  Warrant.

        **4.5     Certificate of Designation for Series A $20 Convertible
                  Preferred Stock.

   *******4.6     Certificate of Designation for Series D $20 Convertible
                  Preferred Stock.

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

*******27.1       Financial Data Schedule

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