Form 10QSB/A
period 2000-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2001-02-01
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 --------------

                                  FORM 10-QSB/A

                                 --------------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO        .
                                                    -------    -------


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 8, 2001, 10,782,417 shares of the Registrant's common stock were outstanding.

Transitional  Small Business  Disclosure  Format: Yes [ ] No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 30, 2000
                           (unaudited) and June 30, 2000                      3

                  Consolidated Statements of Operations (unaudited) for the
                           three months ended September 30, 2000 and 1999     4

                  Consolidated Statements of Cash Flows (unaudited) for the
                           three months ended September 30, 2000 and 1999     5

                  Notes to Financial Statements                               6

         Item 2.  Management's Discussion and Analysis or Plan of Operation   8

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          11

         Item 2.  Changes in Securities                                      11

         Item 3.  Defaults Upon Senior Securities                            11

         Item 4.  Submission of Matters to a Vote of Security Holders        11

         Item 5.  Other Information                                          11

         Item 6.  Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                                   12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

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

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                             For the Three Months Ended
                                                    September 30,
                                            ----------------------------
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

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       For the Three Months Ended
                                                              September 30,
                                                       --------------------------
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

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 2000 Annual Report on Form 10-KSB filed on October 13, 2000, and all amendments to the Form 10-KSB filed after October 13, 2000 with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATION

Certain reclassification of prior year amounts have been made to conform to the current period presentation.

NOTE 3 - SUBSEQUENT EVENT - FINANCING

In November 2000, the Company entered into an agreement for a financial restructuring plan with its two largest stockholders, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC. Both of these Renaissance entities are managed by Renaissance Capital Group, Inc. The financial restructuring plan provides that the Renaissance entities will exchange all their outstanding convertible debentures, convertible notes, notes, and accrued interest into a new class of the Company's preferred stock.

The new class of the Company's preferred stock, Series G preferred stock, would have approximately $6 million principal amount, a 5% dividend that accrues but is not paid until redemption, and would be convertible into shares of the Company's common stock at $.20 per share. The Series G preferred stock would be redeemable in years three through five, or earlier from the proceeds of the sale of certain assets.

As part of the financial restructuring plan, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC have agreed to advance a combined $1 million in promissory notes to the Company in a private placement. In the event the Company receives at least $100,000 in additional subscriptions under this placement, the $1 million in promissory notes will be exchangeable into the Company's Series F preferred stock. The Series F preferred stock will have a 5% dividend, which accrues for two years, and is convertible into common shares at $.20 per share. The promissory notes will mature 120 days after the date of the promissory notes unless exchanged for the shares of the Series F preferred stock.

The financial restructuring plan is subject to stockholder approval at the 2000 annual meeting of the stockholders. The Company currently does not have a sufficient number of shares of Common Stock authorized to accommodate these transactions. The Company will seek stockholder approval to amend its certificate of incorporation to increase the number of authorized shares of Common Stock.

NOTE 4 - BUSINESS SEGMENTS

Information for the Company's reportable segments for the three months ended September 30, 2000 and 1999 is as follows:

                                 For the Three Months Ended
                                       September 30,
                                --------------------------
                                    2000          1999
                                -----------    -----------
Sales
   B&B Electromatic, Inc.       $ 1,098,004    $ 1,508,998
   Intelli-Site, Inc.               125,503        393,143
                                -----------    -----------
                                $ 1,223,507    $ 1,902,141
                                ===========    ===========

Income (loss) from operations
   B&B Electromatic, Inc.       $   (40,610)   $   182,608
   Intelli-Site, Inc.              (593,536)      (353,590)
   Corporate                       (292,315)      (341,602)
                                -----------    -----------
                                $  (926,461)   $  (512,584)
                                ===========    ===========

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," or "continue" or the negative of those words or other variations or comparable terminology.

All statements other than statements of historical fact included in this quarterly report on Form 10-QSB, including the statements under "Part I.--Item
2. Management's Discussion and Analysis or Plan of Operation" and located elsewhere in this quarterly report on Form 10-QSB regarding the financial position and liquidity of the Company are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations, are disclosed in this quarterly report on Form 10-QSB. The Company does not undertake any obligation to publicly revise its forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report on Form 10-QSB.

Important factors that could cause actual results to differ materially from those in the forward-looking statements in this quarterly report on Form 10-QSB include changes from anticipated levels of operations, customer acceptance of existing and new products, anticipated development schedules of new products, anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's products, government regulations and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Company's cautionary statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales. The Company's total sales decreased by $0.7 million, or 36%, to $1.2 million during the quarter ended September 30, 2000 from $1.9 million during the quarter ended September 30, 1999. Sales at the Company's Intelli-Site, Inc. subsidiary decreased from $0.4 million during the quarter ended September 30, 1999 to $0.1 million during the quarter ended September 30, 2000, primarily due to a large end-user system installation project in the quarter ended September 30, 1999. In addition, sales at the Company's B&B Electromatic, Inc. subsidiary decreased from $1.5 million in the quarter ended September 30, 1999 to $1.1 million in the quarter ended September 30, 2000, due to a decline in the volume of road and bridge sales.

For the quarter ended September 30, 2000, approximately 90% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 79% for the quarter ended September 30, 1999.

Cost of Sales. Cost of sales as a percentage of sales increased to 75% for the quarter ended September 30, 1999 from 62% for the quarter ended September 30, 2000. For the three months ended September 30, 2000, approximately 79% of the Company's cost of sales were related to the products manufactured by the Company, compared to 76% for the three months ended September 30, 1999.

Gross Margin. Gross margin as a percent of sales decreased to 25% for the quarter ended September 30, 2000 from 38% for the quarter ended September 30, 1999. This decrease is due to a less favorable product mix at B&B and also due to a decrease in end-user system installations and software sales at Intelli-Site. Software sales generally have higher gross margins than either end user system installations or the B&B product line.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately 6% or $64,000 during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, primarily due to the reallocation of programming personnel from the operations department to the research and product development department at the Company's Intelli-Site subsidiary.

Research and Product Development. Research and product development expenses increased by approximately 59% or $54,000 during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, due to the increased expenditures at the Company's Intelli-Site subsidiary involved with hiring more computer programmers for research and development.

Interest Expense. Interest expense increased by approximately $24,000 during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, due to incurring additional debt required to meet working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased by $3,559 during the first quarter of fiscal year 2001, compared to the quarter ended September 30, 2000. At September 30, 2000, the Company had $103,195 in cash and cash equivalents and had $426,000 outstanding under its accounts receivable factoring facility. The factoring facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to $0.8 million, subject to availability under its borrowing base.

For the three months ended September 30, 2000, the Company's operating activities used $426,293 of cash compared to $712,312 of cash used in operations during the three months ended September 30, 1999. The decrease in cash used in operations is primarily due to the collections of accounts receivable at the Company's B&B subsidiary and the extended timing of payments to vendors.

The Company used $14,042 for the purchase of property and equipment during the quarter ended September 30, 2000, compared to $17,436 for the quarter ended June 30, 2000.

During the quarter ended September 30, 2000, the Company financed its operations with cash flows from long-term borrowings of $537,835 compared to $390,763 during the quarter ended June 30, 2000

The Company made payments of $51,945 on debt and other liabilities during the quarter ended September 30, 2000, compared to payments of $112,636 on debt and other liabilities during the quarter ended June 30, 2000.

In October 2000, the Company entered into an agreement for a financial restructuring plan with its two largest stockholders, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC. Both of these Renaissance entities are managed by Renaissance Capital Group, Inc. The financial restructuring plan provides that the Renaissance entities will exchange all their outstanding convertible debentures, convertible notes, notes, and accrued interest into a new class of the Company's preferred stock.

The new class of the Company's preferred stock, Series G preferred stock, would have approximately $6 million principal amount, a 5% dividend that accrues but is not paid until redemption, and would be convertible into shares of the Company's common stock at $.20 per share. The Series G preferred stock would be redeemable in years three through five, or earlier from the proceeds of the sale of certain assets.

As part of the financial restructuring plan, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC have agreed to advance a combined $1 million in promissory notes to the Company in a private placement. In the event the Company receives at least $100,000 in additional subscriptions under this placement, the $1 million in promissory notes will be exchangeable into the Company's Series F preferred stock. The Series F preferred stock will have a 5% dividend, which accrues for two years, and is convertible into common shares at $.20 per share. The promissory notes will mature 120 days after the date of the promissory notes unless exchanged for the shares of the Series F preferred stock.

The financial restructuring plan is subject to stockholder approval at the 2000 annual meeting of the stockholders. The Company currently does not have a sufficient number of shares of Common Stock authorized to accommodate these transactions. The Company will seek stockholder approval to amend its certificate of incorporation to increase the number of authorized shares of Common Stock.

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At December 31, 2000, the Company's backlog was approximately $1.5 million. The Company expects that it will fill the majority of this backlog by December 31, 2001.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

In the fall of 1998, the Company needed additional funding as a result of continuing operating losses. Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC loaned the Company additional funds in exchange for convertible debt instruments. In March 1998 the conversion rate on the Renaissance convertible debentures was reduced to $0.549. The Renaissance convertible debentures have an interest rate of 9% of outstanding principal balance and are due in monthly installments though December 2003. Monthly principal installments are $10 per $1,000 of the then remaining principal amount of the debenture and were to commence beginning in December 1999 through maturity. These principal payments have not yet begun. These debentures are secured by equity, assets and future contracts.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

         27.1  Financial Data Schedule

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


                                      Integrated Security Systems, Inc.
                                      ---------------------------------
                                               (Registrant)



Date:     February 1, 2001            /s/ C. A. RUNDELL, JR.
                                      -----------------------------------------
                                      C. A. Rundell, Jr.
                                      Director, Chairman of the Board, and Chief
                                      Executive Officer (Principal Executive
                                      Officer)


Date:     February 1, 2001            /s/ HOLLY J. BURLAGE
                                      -----------------------------------------
                                      Holly J. Burlage
                                      Executive Vice President, Chief Financial
                                      Officer, Secretary and Treasurer
                                      (Principal Accounting and Financial
                                      Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27.1              Financial Data Schedule