Form 10QSB
period 2000-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2001-02-14
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2000.

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

As of January 31, 2001, 10,782,417 shares of the Registrant's common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets at December 31,  2000 (unaudited)
                    and June 30, 2000                                                3

           Consolidated Statements of Operations (unaudited) for the three
                    months ended December 31,  2000 and 1999                         4

           Consolidated Statements of Cash Flows (unaudited) for the three
                    months ended December 31,  2000 and 1999                         5

           Notes to Financial Statements                                             6

  Item 2.  Management's Discussion and Analysis or Plan of Operation                 8

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                        12

  Item 2.  Changes in Securities                                                    12

  Item 3.  Defaults Upon Senior Securities                                          12

  Item 4.  Submission of Matters to a Vote of Security Holders                      12

  Item 5.  Other Information                                                        12

  Item 6.  Exhibits and Reports on Form 8-K                                         12

SIGNATURES                                                                          13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                                    December 31,        June 30,
                                                                                        2000              2000
                                                                                   --------------    --------------
                                                                                     (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                                       $      150,722    $       99,636
   Accounts receivable, net of allowance for doubtful
     accounts of $70,847 and $58,847, respectively                                      1,250,070         1,201,491
   Inventories                                                                            596,631           585,486
   Notes receivable                                                                        28,546            28,546
   Unbilled revenue                                                                        66,361           252,567
   Other current assets                                                                   109,895           112,718
                                                                                   --------------    --------------
     Total current assets                                                               2,202,225         2,280,444

Property and equipment, net                                                               852,689           921,695
Capitalized software development costs, net                                                    --           113,713
Other assets                                                                               18,898            16,898
                                                                                   --------------    --------------
     Total assets                                                                  $    3,073,812    $    3,332,750
                                                                                   ==============    ==============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                $      901,108    $      582,717
   Accrued liabilities                                                                    548,714           440,072
   Current portion of long-term debt                                                    7,540,943         6,135,260
                                                                                   --------------    --------------
     Total current liabilities                                                     $    8,990,765    $    7,158,049
                                                                                   --------------    --------------

Long-term debt                                                                            673,828           728,331

Stockholders' deficit:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     102,250 shares issued and outstanding (liquidation value
     of $2,045,000)                                                                         1,023             1,023
   Common stock, $.01 par value, 35,000,000 shares
     authorized; 10,782,417 and 10,564,145 shares,
     respectively, issued; and 10,732,417 and 10,514,145
     shares, respectively, outstanding                                                    107,824           105,641
   Additional paid in capital                                                          14,525,864        14,502,963
   Accumulated deficit                                                                (21,106,742)      (19,044,507)
   Treasury stock, 50,000 shares                                                         (118,750)         (118,750)
                                                                                   --------------    --------------
     Total stockholders' deficit                                                       (6,590,781)       (4,553,630)
                                                                                   --------------    --------------
       Total liabilities and stockholders' deficit                                 $    3,073,812    $    3,332,750
                                                                                   ==============    ==============


        The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                             For the Three Months Ended           For the Six Months Ended
                                                     December 31,                        December 31,
                                           --------------------------------    --------------------------------
                                                2000              1999              2000              1999
                                           --------------    --------------    --------------    --------------
Sales                                      $    1,338,346    $    1,566,041    $    2,561,853    $    3,468,182
Cost of sales                                     868,662         1,021,672         1,789,770         2,196,766
                                           --------------    --------------    --------------    --------------
Gross margin                                      469,684           544,369           772,083         1,271,416
                                           --------------    --------------    --------------    --------------

Operating expenses:
   Selling, general and
   administrative                               1,014,513         1,211,216         2,097,898         2,359,184
   Research and product development
                                                  143,605           100,290           289,080           191,953
                                           --------------    --------------    --------------    --------------
                                                1,158,118         1,311,506         2,386,978         2,551,137
                                           --------------    --------------    --------------    --------------

Loss from operations                             (688,434)         (767,137)       (1,614,895)       (1,279,721)

Other income (expense):
   Interest income                                     --            12,362               139            22,529
   Interest expense                              (191,024)         (163,183)         (363,316)         (311,933)
                                           --------------    --------------    --------------    --------------

Net loss                                   $     (879,548)   $     (917,958)       (1,978,072)   $   (1,569,125)

Preferred dividends                               (42,081)          (25,078)          (84,161)          (25,078)
                                           --------------    --------------    --------------    --------------

Net loss allocable to common
   stockholders                            $     (921,539)   $     (943,036)   $   (2,062,233)   $   (1,594,203)
                                           ==============    ==============    ==============    ==============

Weighted average common shares
   outstanding - basic and diluted
                                               10,643,450        10,514,118        10,580,897        10,502,959
                                           ==============    ==============    ==============    ==============

Net loss per share - basic and
   diluted                                 $        (0.09)   $        (0.09)   $        (0.19)   $        (0.15)
                                           ==============    ==============    ==============    ==============




         The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             For the Six Months Ended
                                                                  December 31,
                                                          ------------------------------
                                                              2000              1999
                                                          -------------    -------------
Cash flows from operating activities:
   Net loss                                               $  (1,978,072)   $  (1,569,125)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                85,643          115,968
     Amortization                                               113,713          113,714
     Provision for bad debt                                      12,000           11,400
     Provision for warranty reserve                              34,500           28,000
     Provision for inventory reserve                              9,000            2,500
     Unbilled revenue                                           186,206           47,183
     Expenses paid with common stock                             22,901          107,176
     Changes in operating assets and liabilities:
       Accounts receivable                                      (60,579)          33,602
       Inventories                                              (20,145)          10,902
       Other assets                                                 823          (17,351)
       Accounts payable                                         318,388         (210,301)
       Accrued liabilities                                       74,141         (197,324)
                                                          -------------    -------------
           Net cash used in operating activities             (1,201,481)      (1,523,656)
                                                          -------------    -------------

Cash flows from investing activities:
   Purchase of property and equipment                           (16,637)         (49,072)
                                                          -------------    -------------
           Net cash used in investing activities                (16,637)         (49,072)
                                                          -------------    -------------

Cash flows from financing activities:
   Issuance of common stock                                       2,183               --
   Issuance of preferred stock                                       --        1,468,481
   Dividends on preferred stock                                 (84,161)         (25,078)
   Payments on debt                                             (83,222)         (39,136)
   Proceeds from notes payable and long-term debt             1,434,404          330,000
                                                          -------------    -------------
           Net cash provided by financing activities          1,269,204        1,734,267
                                                          -------------    -------------

Increase in cash and cash equivalents                            51,086          161,539
Cash and cash equivalents at beginning of period                 99,636          251,113
                                                          -------------    -------------
Cash and cash equivalents at end of period                $     150,722    $     412,652
                                                          =============    =============


         The accompanying notes are an integral part of the consolidated financial statements.

                       INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                  Six Months Ended December 31, 2000 and 1999

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

NOTE 3 -FINANCING

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

As part of the financial restructuring plan, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC have agreed to advance a combined $1 million in promissory notes to the Company in a private placement. In the event the Company receives at least $100,000 in additional subscriptions under this placement, the $1 million in promissory notes will be exchanged into the Company's Series F preferred stock. The Series F preferred stock will have a 5% dividend, which accrues for two years, and is convertible into common shares at $.20 per share. The promissory notes will mature 120 days after the date of the promissory notes unless exchanged for the shares of the Series F preferred stock.

The financial restructuring plan is subject to stockholder approval at the 2000 annual meeting of the stockholders. The Company currently does not have a sufficient number of shares of Common Stock authorized to accommodate these transactions. The Company will seek stockholder approval to amend its certificate of incorporation to increase the number of authorized shares of Common Stock.

NOTE 4 - BUSINESS SEGMENTS

Information for the Company's reportable segments for the three and six months ended December 31, 2000 and 1999 is as follows:

                                        For the Three Months Ended           For the Six Months Ended
                                               December 31,                       December 31,
                                      ------------------------------    ------------------------------
                                          2000             1999              2000            1999
                                      -------------    -------------    -------------    -------------
Sales
   B&B Electromatic, Inc.             $   1,260,636    $   1,392,747    $   2,358,640        2,901,745
   Intelli-Site, Inc.                        77,710          173,294          203,213          566,437
                                      -------------    -------------    -------------    -------------
                                      $   1,338,346    $   1,566,041    $   2,561,853    $   3,468,182
                                      =============    =============    =============    =============

Income (loss) from operations
   B&B Electromatic, Inc.             $     147,511    $     106,891    $     106,901    $     289,500
   Intelli-Site, Inc.                      (542,731)        (546,033)      (1,136,267)        (899,624)
   Corporate                               (293,214)        (327,995)        (585,529)        (669,597)
                                      -------------    -------------    -------------    -------------
                                      $    (688,434)   $    (767,137)   $  (1,614,895)   $  (1,279,721)
                                      =============    =============    =============    =============

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Sales. The Company's total sales decreased by $0.2 million, or 15%, to $1.3 million during the quarter ended December 31, 2000 from $1.5 million during the quarter ended December 31, 1999. Sales at the Company's Intelli-Site, Inc. subsidiary decreased from $0.2 million during the quarter ended December 31, 1999 to $0.1 million during the quarter ended December 31, 2000, primarily due to a large end-user system installation project in the quarter ended December 31, 1999. In addition, sales at the Company's B&B Electromatic, Inc. subsidiary decreased from $1.4 million in the quarter ended December 31, 1999 to $1.3 million in the quarter ended December 31, 2000, due to a decline in the volume of road and bridge sales. For the quarter ended December 31, 2000, approximately 94% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 89% for the quarter ended December 31, 1999.

Cost of Sales. Cost of sales as a percentage of sales remained comparable at 65% for the quarters ending December 31, 2000 and December 31, 1999. For the three months ended December 31, 2000, approximately 79% of the Company's cost of sales were related to the products manufactured by the Company, compared to 76% for the three months ended December 31, 1999.

Gross Margin. Gross margin as a percent of sales remained comparable at 35% for the quarters ending December 31, 2000 and December 31, 1999.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately 16% or $0.2 million during the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999, due to the reallocation of programming personnel amounting to approximately $33,000 from the operations department to the research and product development department at the Company's Intelli-Site subsidiary. In addition, the implementation of various cost-cutting measures were implemented company wide during the quarter ending December 31, 2000.

Research and Product Development. Research and product development expenses increased by approximately 43% or $43,000 during the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999. This increase is primarily due to the reallocation of programming personnel from the operations department to the research and product development department at the Company's Intelli-Site subsidiary.

Interest Expense. Interest expense increased by approximately $28,000 during the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999, due to additional debt required to meet working capital needs.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999

Sales. The Company's total sales decreased by $0.9 million, or 26%, to $2.6 million during the six months ended December 31, 2000 from $3.5 million during the six months ended December 31, 1999. Sales at the Company's Intelli-Site, Inc. subsidiary decreased from $0.6 million during the six months ended December 31, 1999 to $0.2 million during the six months ended December 31, 2000, primarily due to the installation of a large end-user system project during the six months ended December 31, 1999. In addition, sales at the Company's B&B Electromatic, Inc. subsidiary decreased from $3.0 million during the six months ended December 31, 1999 to $2.3 million during the six months ended December 31, 2000, due to a decline in the volume of road and bridge sales. For the six months ended December 31, 2000, approximately 92% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 84% for the six months ended December 31, 1999.

Cost of Sales. Cost of sales as a percentage of sales increased to 70% for the six months ended December 31, 2000 from 63% for the six months ended December 31, 1999. For the six months ended December 31, 2000, approximately 81% of the Company's costs of sales were related to the products manufactured by the Company, compared to 77% for the six months ended December 31, 1999.

Gross Margin. Gross margin as a percent of sales decreased to 30% for the six months ended December 31, 2000 from 37% for the six months ended December 31, 1999. This decrease is due to a less favorable product mix. Also, because the Intelli-Site subsidiary experiences higher margins, the decrease in end-user system installations and software sales contributed to this margin decrease.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately 11% or $0.3 million during the six months ended December 31, 2000 compared to the six months ended December 31, 1999. This decrease is due to the reallocation of programming personnel of approximately $0.1 million from the operations department to the research and product development department at the Company's Intelli-Site subsidiary. In addition, implementation of various cost cutting measures were implemented company wide during the six month period ending December 31, 2000.

Research and Product Development. Research and product development expenses increased by approximately 51% or $97,000 during the six months ended December 31, 2000 compared to the six months ended December 31, 1999. This increase is primarily due to the reallocation of programming personnel from the operations department to the research and product development department at the Company's Intelli-Site subsidiary.

Interest Expense. Interest expense increased by approximately $51,000 during the six months ended December 31, 2000 compared to the six months ended December 31, 1999, due to additional debt required to meet working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased by $51,086 during the six months ended December 31, 2000. At December 31, 2000, the Company had $150,722 in cash and cash equivalents and had $523,000 outstanding under its accounts receivable factoring facility. The factoring facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to $0.8 million, subject to availability under its borrowing base.

For the six months ended December 31, 2000, the Company's operating activities used $1,201,481 of cash compared to $1,523,656 of cash used in operations during the six months ended December 31, 1999. The decrease in cash used in operations is primarily due to an increase in accounts payable and accrued expenses.

The Company used $16,637 for the purchase of property and equipment during the six months ended December 31, 2000, compared to $49,072 for the six months ended December 31, 1999.

During the six months ended December 31, 2000, the Company financed its operations with cash flows from long-term borrowings of $1,434,404 compared to $330,000 during the six months ended December 31, 1999.

The Company made payments of $83,222 on debt and other liabilities during the six months ended December 31, 2000, compared to payments of $39,136 on debt and other liabilities during the six months ended December 31, 1999.

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

As part of the financial restructuring plan, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC have agreed to advance a combined $1 million in promissory notes to the Company in a private placement. In the event the Company receives at least $100,000 in additional subscriptions under this placement, the $1 million in promissory notes will be exchanged into the Company's Series F preferred stock. The Series F preferred stock will have a 5% dividend, which accrues for two years, and is convertible into common shares at $.20 per share. The promissory notes will mature 120 days after the date of the promissory notes unless exchanged for the shares of the Series F preferred stock.

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

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

The Company is in default of the covenants for the convertible debentures issued to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. The Renaissance convertible debentures are secured by equity, assets and future contracts, have an interest rate of 9% of outstanding principal balance and are due in monthly installments though December 2003. Monthly principal installments are $10 per $1,000 of the then remaining principal amount of the debenture and were to commence beginning in December 1999 through maturity. These principal payments have not yet begun. At December 31, 2000, the principal amount of these convertible debentures in default was $4.6 million, of which $510,517 is outstanding as of December 31, 2000. The Company has not received notice of default and is currently in negotiations to restructure this debt. The Company currently has no other source of repayment and there can be no assurance that these renegotiations will be successful. Accordingly, the debentures are classified as short-term debt on the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         None.

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

                                            Integrated Security Systems, Inc.
                                            ----------------------------------
                                                        (Registrant)



Date:    February 14, 2001                  /s/ C. A. RUNDELL, JR.
                                            ----------------------------------
                                            C. A. Rundell, Jr.
                                            Director, Chairman of the Board,
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


Date:    February 14, 2001                  /s/ HOLLY J. BURLAGE
                                            ----------------------------------
                                            Holly J. Burlage
                                            Executive Vice President,
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Principal Accounting and
                                            Financial Officer)