Form 10KSB/A
period 2000-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2001-02-28
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                  FORM 10-KSB/A

                                   ----------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-11900

                                   ----------

                        INTEGRATED SECURITY SYSTEMS, INC.
                 ----------------------------------------------
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

                     Title of Each Class
                ----------------------------
                Common stock, $.01 par value

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

As of September 30, 2000, 10,572,545 shares of the Registrant's common stock and 1,340,505 warrants, entitling holders to purchase 3,552,338 shares of common stock, were outstanding.

On September 30, 2000, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $5,150,521. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding on September 30, 2000 by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the close price of the registrant's common stock on September 30, 2000, as reported on the over-the-counter market.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

Documents Incorporated by Reference: None.



--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



Item No.                                                                                                             Page
--------                                                                                                             ----

                                                          PART I
    1.     Description of Business......................................................................................3

    2.     Description of Property......................................................................................7

    3.     Legal Proceedings............................................................................................8

    4.     Submission of Matters to a Vote of Security Holders..........................................................8


                                                          PART II


    5.     Market for Common Equity and Related Stockholder Matters.....................................................9

    6.     Management's Discussion and Analysis or Plan of Operation...................................................10

    7.     Financial Statements........................................................................................15

    8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................33


                                                         PART III


    9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of the Exchange Act......................................................................34

   10.     Executive Compensation......................................................................................34

   11.     Security Ownership of Certain Beneficial Owners and Management..............................................34

   12.     Certain Relationships and Related Transactions..............................................................34

   13.     Exhibits and Reports on Form 8-K............................................................................34



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

     o    gates to secure railroad crossings;



--------------------------------------------------------------------------------

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

WARRANTIES

The Company has one-year, two-year and five-year warranties on products it manufactures, depending on whether the product is an existing product or a new product. If the product is new, then the term of the warranty is based on competition and industry trends. If the product is already in existence, then the term of the warranty is based on that particular type of product. The Company provides for replacement of components and products that contain manufacturing defects. When the Company uses other manufacturers' components, the warranties



--------------------------------------------------------------------------------
of the other manufacturers are passed to the dealers and end users. To date, the servicing and replacement of defective software components and products have not been material.

BACKLOG

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At September 30, 2000, the Company's backlog was approximately $1.6 million. The Company expects that it will fill the majority of this backlog by December 31, 2001.

PRODUCT DESIGN AND DEVELOPMENT

As of September 30, 2000, the Company has six employees dedicated to research, development and product engineering. During fiscal year 1999, the Company spent approximately $378,365 on research and development, primarily related to the development and enhancement of Intelli-Site(R). During fiscal year 2000, the Company spent approximately $386,899 on research and development, also primarily related to the development and enhancement of Intelli-Site(R).

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

Access Control Manufacturers

Access control integration is the integration of access control systems with other security devices and sub-systems. Access control manufacturers produce integrated security systems that range in capability from the control of panel inputs and outputs to the integration of access control systems with other security devices and sub-systems, most commonly closed circuit television. Access Control and Security Systems Integration magazine, in its annual buyers guide, lists approximately 200 companies that provide software for access control integration representing approximately 81% of the market. Access control manufacturers provide closed, proprietary systems for integration of their hardware. Only a few manufacturers offer complete integrated systems. Vendor-proprietary systems tend to be expensive and lock the customer into one supplier. With vendor-proprietary systems, the end user can only add new features or integrate new technologies if the access control manufacturer supplies them. Access control manufactures' integrated product solutions prevent systems integrators and end users from integrating the products and/or technologies that best meet the end-user requirements.

"Pure" Integrated Systems Platforms

"Pure" integrated system providers, such as Intelli-Site, offer integration platforms that are non-proprietary and able to integrate across any device or sub-system. Integrated system providers can integrate products, such as hardware or devices, across the industry from different vendors. The Company has identified three third-party providers that supply software that competes with Intelli-Site NT. These competitors are LARES Technology, Inc., Lenel Systems International, Inc., and Integral Technologies, Inc. It is estimated that in 1998, "pure" integrated systems platform products accounted for less than 2% of the $170 million software systems


--------------------------------------------------------------------------------
integration market. Software system integration is the integration of various types of systems utilizing software technology. The software systems integration market includes access control manufacturers, "pure" integrated system platforms and custom software developers. The software systems integration market is a segment of the $3.4 billion systems integration market. The systems integration market encompasses all industries that integrate any type of system by utilizing various means and processes. None of the identified competitors has established itself as a clear market leader.

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

ITEM 2. DESCRIPTION OF PROPERTY

B&B Electromatic, Inc. own its manufacturing and office facility in Norwood, Louisiana. This facility consists of approximately 26,000 square feet of manufacturing and office space on five acres of land. The Company has a mortgage on this property. The Company refinanced the mortgage in 1999 for a cash contribution of approximately $100,000. These funds were used for operations and capital improvements at B&B. At September 30, 2000, the principal amount of the mortgage was $734,894. The interest rate is 10% and the amortization provisions are standard. There are no prepayment provisions and the mortgage matures on September 14, 2001. The balance due on the maturity date is $673,296.



--------------------------------------------------------------------------------

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

                                                                                  Common Stock
                                                                   -------------------------------------------
                                                                        $ High                     $ Low
                                                                   -----------------          ----------------
                    Fiscal 2000
                                      First Quarter                       11/16                     19/32
                                      Second Quarter                        3/4                      7/16
                                      Third Quarter                        9/16                     15/32
                                      Fourth Quarter                      23/32                     13/32
                    Fiscal 1999
                                      First Quarter                      1 9/32                     21/32
                                      Second Quarter                          1                     17/32
                                      Third Quarter                       1 1/2                     15/32
                                      Fourth Quarter                     1 5/32                      9/16

On September 15, 2000, the last reported sales prices for the Common Stock as reported on the Over-the-Counter Bulletin Board was $0.53.

HOLDERS

As of September 30, 2000, there were 10,572,545 shares of Common Stock outstanding and 1,340,505 warrants outstanding entitling holders to purchase 3,552,338 shares of Common Stock. The shares of Common Stock are held of record by approximately 139 holders and the warrants are held of record by approximately 21 holders, including those brokerage firms and/or clearing houses holding the Company's Common Stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

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

During the spring of 1999, the Company's operating cash deficit was increasing as a result of lower revenues and higher than budgeted development costs. Management made a decision to refocus the Company on two of its subsidiaries, B&B Electromatic, Inc. and Intelli-Site, Inc., and to sell its other subsidiaries, Golston Company, Inc. and Tri-Coastal Systems, Inc. Intelli-Site, Inc. manufactures the Intelli-Site(R) software product and B&B Electromatic, Inc. manufactures traffic control and safety systems as well as safety barriers for highway railroad crossings.

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



--------------------------------------------------------------------------------

Cost of Sales. Cost of sales as a percentage of sales remained comparable at 67% for the fiscal year ended June 30, 2000 and at 66% for the fiscal year ended June 30, 1999. For the twelve months ended June 30, 2000, approximately 73% of the Company's cost of sales were related to the products manufactured by the Company, compared to 91% for the twelve months ended June 30, 1999. This decrease in the percentage of cost of sales related to manufactured products is due to a decrease in sales at B&B Electronic, Inc., a manufacturing subsidiary of the Company, coupled with an increase in sales at Intelli-Site, Inc., a software development subsidiary of the Company that is not a manufacturer

Gross Margin. Gross margin as a percent of sales remained comparable at 33% for the fiscal year ended June 30, 2000 and at 34% for the fiscal year ended June 30, 1999.

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

Default under Convertible Debentures

In the fall of 1998, the Company required additional funding as a result of continuing operating losses. Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC loaned the Company $600,000 in exchange for promissory notes at 9% interest due and payable in February 1999. These notes were refinanced as demand notes on February 22, 1999 with all other terms and conditions remaining the same as the original notes.

In December 1996, the Company entered into a convertible debenture financing with each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC to finance the purchase of Golston Company, Inc. The Company issued a $2.3 million convertible debenture to each of the two Renaissance entities, for an aggregate of $4.6 million of convertible debentures. The Renaissance convertible debentures have an annual interest rate of 9% of outstanding principal balance. The debentures, plus interest, are due on December 1, 2003. The debentures are secured by equity, assets and futures contracts.

The debentures are convertible into shares of the Company's Common Stock at an initial conversion price of $1.05 per share. On March 26, 1998, as a result of the Company's failure to achieve required financial milestones for the quarter ended December 31, 1997, the conversion rate on the Renaissance convertible debentures was reduced to $0.549, the average closing price of the Company's Common Stock for the 20-day period beginning on the date of the public announcement of its financial results for the quarter ended December 31, 1997. Monthly principal installments were to commence in December 1999 through maturity. These principal payments have not yet begun.

The Company is in default of the covenants for the $4.6 million of convertible debentures issued to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. At September 30, 2000, the principal amount of these convertible debentures in default was $4.6 million, of which $398,555 is currently outstanding. The Company has not received notice of default and is currently in negotiations to restructure this debt, but no agreement has yet been reached. The Company currently has no other source of repayment and



--------------------------------------------------------------------------------
there can be no assurance that these renegotiations will be successful. Accordingly, the debentures are classified as short-term debt on the financial statements.

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

This accounts receivable factoring facility expires September 3, 2001, and can be extended at the discretion of the Company. The Company may sell its eligible accounts receivable at an advance rate of 80%, less an adjustable factoring fee, or service charge, of 1.5% to 2.0% of the amount of accounts receivable sold. The factor has recourse to the 20% residual of aggregate accounts receivable purchased and outstanding. The factor may require the Company to repurchase all or any portion of the accounts receivable unpaid following 90 days after its due date. The interest rate charged is equal to the prime rate charged by Chase Bank of Texas, N.A. plus 2% per annum. The monthly minimum borrowing amount is $200,000 and the maximum monthly borrowing amount is $800,000, subject to availability under the Company's borrowing base. This facility is secured by the accounts receivable and inventory of the Company's B&B Electromatic, Inc. subsidiary and is guaranteed by the Company and Intelli-Site, Inc. The Company believes borrowing under this accounts receivable factoring facility, combined with results from operations, will be sufficient to finance future cash requirements at B&B Electromatic, Inc. for the fiscal year ended June 30, 2001. The cash that the Company receives from the accounts receivable factoring facility is also used to support Company-wide operations.

Additional Debt Service Obligations

During the twelve months ended June 30, 2000, the Company financed its operations with cash flows from long-term borrowings of $1,538,806 and received $1,688,021 in cash from the sale of preferred stock. The Company made payments of $613,786 on debt and other liabilities.

In October and November 1999, the Company raised $1.855 million through a private placement of 92,750 shares of preferred stock. In consideration for the
1.855 million, the Company received $1,688,021 in cash, converted $87,402 of other liabilities into preferred stock and paid $79,577 in fees associated with the preferred stock placement. The preferred stock provides for dividends of 9% per annum and is convertible into common stock at a rate of 25 common shares for each preferred share. Each investor in the private placement also received a warrant to purchase 16 2/3 shares of common stock for each share of preferred stock purchased. The warrant exercise price is $1.00 per share and the warrants expire in October 2004.

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



--------------------------------------------------------------------------------

2000, The Rundell Foundation, a non-profit corporation, loaned the Company $100,000 as evidenced by a promissory note. Both of these promissory notes accrue interest at a rate of 9% a year and are due and payable on demand. The monthly interest payments are $2,250. Mr. Rundell is President, a director and trustee of The Rundell Foundation.

As discussed in "Item 2. Description of Property" above, the Company has a mortgage on B&B Electromatic, Inc.'s facility. At September 30, 2000, the principal amount of the mortgage was $734,894. The interest rate is 10% and the amortization provisions are standard. There are no prepayment provisions and the mortgage matures on September 14, 2001. The balance due on the maturity date is $673,296.

The Company does not have any material commitments to purchase property and equipment in fiscal 2000. The Company does not have any material funding requirements for software and other products under development.

Summary of Material Terms of Convertible Debentures

In December 1996, the Company entered into a convertible debenture financing with each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC to finance the purchase of Golston Company, Inc. The Company issued a $2.3 million convertible debenture to each of the two Renaissance entities, for an aggregate of $4.6 million of convertible debentures. The Renaissance convertible debentures have an annual interest rate of 9% of outstanding principal balance. The debentures, plus interest, are due on December 1, 2003. The debentures are secured by equity, assets and future contracts.

The debentures are convertible at the option of the holders at any time into shares of the Company's Common Stock at an initial conversion price of $1.05 per share. Pursuant to the debenture, if the Company did not meet specified financial milestones in 1997, the conversion price would be decreased one time to an amount equal to 75% of the average closing price of the Company's Common Stock for the 20-day period beginning on the date of the public announcement of its financial results for the quarter ended December 31, 1997. On March 26, 1998, as a result of the Company's failure to achieve the required financial milestones for the quarter ended December 31, 1997, the conversion rate on the Renaissance convertible debentures was reduced to $0.549.

The conversion price will be adjusted again:

o If the Company issues any shares of Common Stock for a consideration per share that is less than the current conversion price,then in each such case,the conversion price will be reduced to a new conversion price equal to the consideration per share received by the Company for the additional shares of Common Stock and the number of shares issuable to the Renaissance entities will be proportionately increased.

o If the Company issues shares of Common Stock for consideration, part or all of which is cash, then the amount of the cash consideration will be deemed to be the amount of the cash received by the Company for those shares, after subtracting certain fees and expenses incurred in connection with the sale.

o If the Company's securities are reclassified into shares of Common Stock, then the shares of Common Stock issued in such reclassification will be deemed to have been issued for a consideration other than cash.

o If issued and outstanding shares of Common Stock are subdivided or split up into a greater number of shares of Common Stock, then the conversion price will be proportionately decreased. If issued and outstanding shares of Common Stock are combined into a smaller number of shares of Common Stock, then the conversion price will be proportionately increased.

The conversion price will not be affected by:

o    The issuance of Common Stock upon the conversion of any of the debentures;

o The issuance of Common Stock upon the exercise of any warrants or stock purchase options issued and outstanding as of the date of the debentures;



--------------------------------------------------------------------------------

o The issuance of Common Stock pursuant to the exercise of authorized or outstanding options under any currently existing incentive stock option plan;

o The issuance of Common Stock pursuant to the conversion of preferred stock currently outstanding at its current conversion price; and

o The issuance of the first 700,000 shares of Common Stock sold or issued for less than the conversion price.

         Mandatory Principal Installments. If the debentures are not sooner redeemed or converted, then the Company is required to pay to the Renaissance entities, commencing on December 11, 1999, and the first day of each successive month before maturity, mandatory principal redemption installments in the amount of $10.00 for each $1,000,000 of the then remaining principal amount of the debentures. The Company has not made any of these payments and as a result is technically in default of the debentures. At maturity, the Company is required to make a final installment of all of the remaining unpaid principal amount plus all unpaid interest and other charges due.

         Mandatory Redemption in the Event of Certain Changes. If the Common Stock is not listed for exchange on the NASDAQ National Market, the New York Stock Exchange, the American Stock Exchange, or quoted on the NASDAQ Small Cap System, or any person acquires more than 50% of the Common Stock, then the debentures will, at the option of the Renaissance entities after 30 days notice to the Company, be redeemed at the greater of (a) the market value of the debentures or (b) at a certain percentage of par, depending on the date. Since March 24, 1999, the Common Stock has not been listed on any referenced exchange. As of September 30, 2000, the Company has not received notice from the holder of an election to cause mandatory redemption.

         Redemption at the option of the Company. On any interest payment date, and after prior irrevocable notice, the outstanding principal amount of the debentures is redeemable, in whole, at 120% of par if:

o The closing bid price for the Common Stock averages at least $4.00 per share for the 21 consecutive trading days;

o The $4.00 bid price is supported by a minimum of 30 times fully diluted net earnings per share of Common Stock in the aggregate for the last four consecutive fiscal quarters preceding the date of irrevocable notice;

o The average, over 20 days, of the daily trading volume shall be no less than 10,000 shares; and

o The Company shall have filed a registration statement covering the shares of Common Stock issuable upon conversion of the debentures.

              Adjustment for Mergers. If (a) the Company distributes to all Common Stock holders indebtedness of the Company or assets, excluding cash dividends or distributions from retained earnings, or other rights to purchase securities or assets, or (b) there is a capital reorganization or reclassification of the Company's Common Stock, then the debentures will be converted into the kind and amount of securities, cash and other property which the Renaissance entities would have been entitled to receive if the holder owned the Common Stock issuable upon conversion of the debentures immediately before the occurrence of the event.

     Events of Default. "Event of Default" includes:

         o the failure to pay, not later than 10 days after the due date, any interest or principal of the debenture;

         o any representation or warranty under the loan agreement or loan documents is untrue in any material respect as of the date made;

         o default in the performance of any covenant under the loan agreement, security agreement, pledge agreement or other loan documents, after the expiration of a 30 day cure period;

         o default in the payment of any Material Indebtedness (as defined in the debenture);

         o any of the loan documents cease to be enforceable or become inoperative;

         o        bankruptcy events;

         o any final judgment for the payment of money in excess of $250,000 is rendered against the Company and not satisfied or discharged at least 10 days before assets could be sold to pay the judgment;

         o the failure of the Company to deliver shares of Common Stock upon conversion of the debenture; or

         o the failure to submit Renaissance's nominee, if any, for election to the Company's board for any reason other than good cause.

         Remedies upon Default. Upon the occurrence of an Event of Default, the holder may:

         o        declare all principal and interest due and payable;

         o        reduce any claim to judgment; or

         o        pursue and enforce the holder's rights and remedies.

     In addition, the Company must pay all costs and expenses reasonably incurred by the holder in connection with preserving its rights.

         Rights under Convertible Loan Agreement. The convertible debentures were issued pursuant to the Convertible Loan Agreement dated as of December 31, 1996 among the Company, its subsidiaries and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. This loan agreement includes representations, warranties and covenants of the Company customary for a loan agreement. The loan agreement includes the same events of default as are specified in the convertible debentures.

         Pursuant to the loan agreement, the Renaissance parties may designate a nominee to the Company's board of directors, subject to the Company's written approval, which may not be unreasonably withheld. If the Renaissance parties do not request a board designee, then the Renaissance parties may have a representative attend board meetings.

         Registration Rights. The holders of convertible debentures have registration rights under the loan agreement. The holders have registration rights under the Convertible Loan Agreement dated December 31, 1996 with the Renaissance parties. The holders of at least 50% of the registrable securities then outstanding may demand that the Company file a registration statement and use its best efforts to register the securities within 150 days of the registration request. The holders also have piggyback registration rights. The registration rights terminate on the earlier to occur of June 30, 2006 or after the holders have demanded two registrations.

Summary of Material Terms of Promissory Notes

From February 22, 1999 to June 30, 2000, each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC has made three loans to the Company evidenced by promissory notes. Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC



--------------------------------------------------------------------------------
                                 Page 14 of 47
made their loans to the Company on the same day, from February 22, 1999 through May 5, 2000. These dates and amounts of these six promissory notes are outlined in the table below. In addition, on April 20, 2000, the Company issued a $200,000 promissory note to C. A. Rundell, Jr. The two promissory notes issued on February 22, 1999, and the Company's five other promissory notes are not convertible and were not renewed or extended. The promissory notes accrue interest at a rate of 9% per year.

                                   AMOUNT OF PROMISSORY NOTES                   AMOUNT OF PROMISSORY
                                  ISSUED TO RENAISSANCE CAPITAL            NOTES ISSUED TO RENAISSANCE US
DATE                            GROWTH & INCOME FUND III, INC.($)           GROWTH & INCOME TRUST PLC($)
----                            ---------------------------------          ------------------------------
February 22, 1999                          $ 375,000(1)                             $ 225,000(1)
August 12, 1999                              115,000(2)                               115,000(2)
May 5, 2000                                  150,000                                  150,000

----------

(1) This is a convertible promissory note, with an initial conversion price of $0.549 per share. This promissory note was amended on May 5, 2000.

(2)  This promissory note was renewed and extended on May 5, 2000.

The following is a summary of the material terms of the promissory notes.

         Interest. Interest will accrue interest on the unpaid principal balance due under the notes at an annual rate equal to 9%. Interest accrues from the date of the note until it is paid in full. For the convertible promissory notes only, interest is due and payable monthly on the first date of each month.

         Limitation of Interest. All agreements of the Company and the payee are expressly limited so that in no contingency or event will the amount contracted for, charged, received, paid or agreed to be paid to the holder of the note exceed the maximum amount permissible under applicable usury laws.

         Payment of Notes. The principal balance of and all accrued unpaid interest will be due and payable on demand. The notes may be prepaid in whole or in part at any time, at the option of the maker, without premium or penalty. Two of the seven issued promissory notes are silent regarding prepayment of the note: (a) the $375,000 convertible promissory note dated February 22, 1999, issuable to Renaissance Capital Growth & Income Fund III, Inc. and (b) the $200,000 note dated April 12, 2000, issuable to Mr. Rundell. Upon the default in payment of the notes, the payee may pursue any and all remedies to which payee may be entitled.

         Security of Agreements. The $200,000 note dated April 12, 2000, issuable to Mr. Rundell is secured by the accounts receivable of Intelli-Site, Inc. The other six promissory notes issued by the Company through June 30, 2000 are secured by (a) the Security Agreement, dated as of October 2, 1998, among the Company, B&B Electromatic, Inc., Golston Company, Inc., Innovative Security Technologies, Inc. (now named Intelli-Site, Inc.) and Tri-Coastal Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC, and (b) the Stock Pledge Agreement, dated as of December 31, 1996, as amended, among the Company and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC.

         Conversion. Of the seven promissory notes issued between February 22, 1999 and May 5, 2000, only the two promissory notes issued on February 22, 1999 are convertible into shares of Common Stock. The conversion rate is $0.549 per share. The convertible notes may be converted at the option of the payee in its sole and absolute discretion, in whole or in part, and at any time or from time to time, into fully paid and nonassessable shares of Common Stock. If the Company issues Common Stock for consideration per share less than the conversion rate, then the conversion rate will be reduced to that lower price. This does not apply to Common Stock issued upon (a) the conversion of a promissory note,
(b) the exercise of any outstanding warrants, options or convertible debt instruments, or (c) the exercise of outstanding employee stock options.

         Adjustment for Mergers, Sales and Consolidations. For the Company's convertible promissory notes



--------------------------------------------------------------------------------
only, if there is a consolidation or merger of the Company with or into, or the sale of substantially all of the properties and assets of the Company, to any person and, in connection with such transaction, consideration is payable to holders of Common Stock in cash, securities or other property, then the payee will have the right to purchase the kind of receivable in connection with the transaction by a holder of the same number of shares of Common Stock as were exercisable by the payee immediately prior to the transaction. In addition, if there is such a transaction, or in the event of the dissolution, liquidation or winding up of the Company, then the payee will be entitled to receive distributions on the date of such event on an equal basis with holders of Common Stock as if the note had been converted immediately prior to such event, less the conversion price.

         Registration Rights. For the Company's convertible promissory notes only, the shares of Common Stock issued upon conversion of the notes will be restricted from transfer by the payee, unless the shares are duly registered for sale pursuant to the Securities Act of 1933 or the transfer is exempt from registration. Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC have rights regarding the registration of shares of Common Stock issued upon the conversion of the notes under the terms of the Registration Rights Agreement between the Company and the two Renaissance entities, dated February 22, 1999.

         Dividends. For the Company's convertible promissory notes only, shares of Common Stock issued as a dividend or other distribution on any class of capital stock of the Company will be deemed to have been issued without consideration.

         Stock Splits/Subdivisions. For the Company's convertible promissory notes only, if there is a stock split or subdivision of shares of Common Stock into a greater number of shares, the conversion price will be proportionately decreased. If there is a combination of shares of Common Stock into a smaller number of shares, the conversion price will be proportionately increased. Any increase or decrease will be effective at the record date.

Property and Equipment

The Company used $110,298 for the purchase of property and equipment during fiscal 2000 compared to $266,192 for the previous fiscal 1999 period. The purchases in fiscal 1999 of a new computer system for approximately $30,000 at B&B Electromatic, Inc. and a trade show booth for approximately $90,000 at Intelli-Site, Inc. accounted for the majority of this variance.

Additional Sources of Financing

The Company's liabilities are currently in excess of its assets and the Company has experienced significant losses during fiscal 1999 and 2000. Management expects losses to continue through the majority of fiscal 2001. In order to meet working capital needs, the Company will need to receive additional financing either through the sale of assets of the Company or its subsidiaries, equity placement and/or additional debt. Failure to receive financing could jeopardize the Company's ability to continue to operate.

The Company is seeking stockholder approval of a proposed financial restructuring of the Company's debt. Under the terms of this financial restructuring, the Company will obtain approximately $1.0 million in cash from Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for the issuance of promissory notes and new series of preferred stock of the Company. The Company anticipates that it will receive a portion of this $1.0 million in funding before the 2001 Annual Meeting of Stockholders. The Company will receive the full amount of this $1.0 million in funding before June 30, 2001. The cash that the Company receives from the accounts receivable factoring facility is utilized to support Company-wide operations. As discussed in more detail in the Company's proxy statement for the 2001 Annual Meeting of Stockholders, the Company's board of directors determined that the proposed financial restructuring is the best alternative to attempt to preserve stockholder value and to obtain additional funding. If the Company's stockholders do not approve the proposed financial restructuring or if the financial restructuring is not completed, then at the present time and the foreseeable future, it seems unlikely that the Company will be able to obtain additional financing either through the sale of assets of the Company or its subsidiaries, equity placement and/or additional debt.



--------------------------------------------------------------------------------

BACKLOG

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At September 30, 2000, the Company's backlog was approximately $1.6 million. The Company expects that it will fill the majority of this backlog by December 31, 2001.

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



--------------------------------------------------------------------------------

               INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM 7. FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
Report of Independent Accountants..................................................................................16

Consolidated Balance Sheets as of June 30, 2000 and 1999...........................................................17

Consolidated Statements of Operations for the years ended June 30, 2000 and 1999...................................18

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000 and 1999.........................19

Consolidated Statements of Cash Flows for the years ended June 30, 2000 and 1999...................................20

Notes to Consolidated Financial Statements......................................................................21-33



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



/s/ GRANT THORNTON LLP

Dallas, Texas
August 4, 2000



--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  June 30,
                                                                                        ----------------------------
                                                                                            2000            1999
                                                                                        ------------    ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents ........................................................   $     99,636    $    251,113
   Accounts receivable, net of allowance for
     doubtful accounts of $58,847 and $54,383, respectively .........................      1,201,491       1,381,879
   Inventories ......................................................................        585,486         529,198
   Notes receivable, net of $60,000 discount in 1999 ................................         28,546         340,000
   Unbilled revenue .................................................................        252,567              --
   Other current assets .............................................................        112,718         156,165
   Assets of discontinued operations ................................................             --         626,220
                                                                                        ------------    ------------
     Total current assets ...........................................................      2,280,444       3,284,575

   Property and equipment, net ......................................................        921,695       1,019,993
   Capitalized software development costs, net ......................................        113,713         332,802
   Deferred income taxes ............................................................             --         205,384
   Other assets .....................................................................         16,898          74,653
                                                                                        ------------    ------------
     Total assets ...................................................................   $  3,332,750    $  4,917,407
                                                                                        ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable - trade .........................................................   $    582,717    $    625,964
   Accrued liabilities ..............................................................        440,072       1,004,253
   Current portion of long-term debt ................................................      6,135,260       1,330,566
   Liabilities of discontinued operations ...........................................             --         249,654
                                                                                        ------------    ------------
     Total current liabilities ......................................................      7,158,049       3,210,437


Long-term debt ......................................................................        728,331       4,608,003

Stockholders' deficit:
   Convertible preferred stock, $.01 par value, 750,000 shares authorized;
     102,250 and 10,250, shares respectively issued and outstanding (liquidation
     value of $2,045,000 and $205,000, respectively) ................................          1,023             102
   Common stock, $.01 par value, 35,000,000 shares authorized; 10,564,145 and
     10,513,993 shares, respectively, issued; and 10,514,145 and 10,463,993 shares,
     respectively, outstanding ......................................................        105,641         105,140
   Additional paid in capital .......................................................     14,502,963      12,704,653
   Accumulated deficit ..............................................................    (19,044,507)    (15,592,178)
   Treasury stock, at cost - 50,000 shares ..........................................       (118,750)       (118,750)
                                                                                        ------------    ------------
   Total stockholders' deficit ......................................................     (4,553,630)     (2,901,033)
                                                                                        ------------    ------------
     Total liabilities and stockholders' deficit ....................................   $  3,332,750    $  4,917,407
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



--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   For the Years Ended
                                                                         June 30,
                                                               ----------------------------
                                                                   2000            1999
                                                               ------------    ------------
Sales ......................................................   $  6,561,359    $  5,828,247
Cost of sales ..............................................      4,369,262       3,836,319
                                                               ------------    ------------
Gross margin ...............................................      2,192,097       1,991,928

Operating expenses:
   Selling, general and administrative .....................      4,589,922       6,038,120
   Research and product development ........................        386,899         378,365
                                                               ------------    ------------
                                                                  4,976,821       6,416,485
                                                               ------------    ------------

Loss from operations .......................................     (2,784,724)     (4,424,557)

Other income (expense):
   Interest income .........................................         33,690          45,448
   Interest expense ........................................       (645,684)       (705,352)
   Other ...................................................             --         (59,482)
                                                               ------------    ------------

Loss from continuing operations before income taxes ........     (3,396,718)     (5,143,943)
Deferred income tax benefit ................................         51,856              --
                                                               ------------    ------------
Net loss from continuing operations after income taxes .....     (3,344,862)     (5,143,943)

Discontinued operations:
   Gain from operations ....................................             --          21,837
   Loss on disposal ........................................             --        (738,170)
                                                               ------------    ------------

Loss from discontinued operations ..........................             --        (716,333)
                                                               ------------    ------------

Net loss ...................................................     (3,344,862)     (5,860,276)

Preferred dividends ........................................       (107,467)             --
                                                               ------------    ------------


Net loss allocable to common stockholders ..................   $ (3,452,329)   $ (5,860,276)
                                                               ============    ============


Weighted average common shares outstanding .................     10,508,510       9,168,124

Basic and diluted loss per share:
   Continuing operations ...................................   $      (0.33)   $      (0.56)
   Discontinued operations .................................   $         --    $      (0.08)
                                                               ------------    ------------
Total ......................................................   $      (0.33)   $      (0.64)
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



--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                       Convertible
                                     Preferred Stock               Common Stock          Additional
                                --------------------------  --------------------------    Paid In      Accumulated      Treasury
                                   Shares        Amount        Shares        Amount       Capital        Deficit         Stock
                                ------------  ------------  ------------  ------------  ------------   ------------   ------------
Balance at July 1, 1998 ......        10,250  $        102     8,525,808  $     85,258  $ 10,822,802   $ (9,731,902)  $   (118,750)
Common stock issuance ........                                 1,200,000        12,000       768,000
Warrant issuance .............                                                               689,929
Warrant exercise .............                                     1,668            17
Debenture conversion .........                                   786,517         7,865       423,933
Net loss .....................                                                                           (5,860,276)
                                ------------  ------------  ------------  ------------  ------------   ------------   ------------

Balance at June 30, 1999 .....        10,250           102    10,513,993       105,140    12,704,653    (15,592,178)      (118,750)
Preferred stock issuance .....        92,750           928                                 1,774,638
Preferred stock conversion ...          (750)           (7)       15,000           150          (143)
Preferred dividends paid .....                                                                             (107,467)
Common stock issuance ........                                    35,152           352        23,815
Net loss .....................                                                                           (3,344,862)
                                ------------  ------------  ------------  ------------  ------------   ------------   ------------

Balance at June 30, 2000 .....       102,250  $      1,023    10,564,145  $    105,641  $ 14,502,963   $(19,044,507)  $   (118,750)
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



--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   For the Years Ended
                                                                         June 30,
                                                               ----------------------------
                                                                   2000            1999
                                                               ------------    ------------
Cash flows from operating activities:
   Net loss ................................................   $ (3,344,862)   $ (5,860,276)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Loss from discontinued operations .....................             --         716,333
     Depreciation ..........................................        208,596         202,872
     Amortization ..........................................        219,089         227,638
     Provision for bad debt ................................         36,946          20,060
     Provision for warranty reserve ........................         55,000         113,352
     Provision for inventory reserve .......................          1,359              --
     Unbilled revenue ......................................       (189,976)        (70,091)
     Expenses paid with common stock and warrants ..........        111,712       1,469,922
     Changes in operating assets and liabilities:
       Accounts receivable .................................        171,988        (108,558)
       Inventories .........................................        (57,647)        (81,831)
       Notes receivable ....................................        311,454        (338,544)
       Deferred income taxes ...............................        205,384              --
       Other assets ........................................         38,612          51,990
       Accounts payable ....................................        (43,247)        180,835
       Accrued liabilities .................................       (271,161)        (29,624)
                                                               ------------    ------------
         Cash used in continuing operations ................     (2,546,753)     (3,505,922)
         Cash provided by discontinued operations ..........             --       3,445,964
                                                               ------------    ------------
           Net cash used in operating activities ...........     (2,546,753)        (59,958)
                                                               ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment ......................       (110,298)       (266,192)
   Purchase of software technology .........................             --        (200,090)
                                                               ------------    ------------
           Net cash used in investing activities ...........       (110,298)       (466,282)
                                                               ------------    ------------

Cash flows from financing activities:
   Issuance of preferred stock .............................      1,688,021              --
   Dividends on preferred stock ............................       (107,467)             --
   Issuance of common stock ................................             --              17
   Payments of long-term debt and other liabilities ........       (613,786)     (1,833,671)
   Proceeds from notes payable and long-term debt ..........      1,538,806       2,561,260
                                                               ------------    ------------
           Net cash provided by financing activities .......      2,505,574         727,606
                                                               ------------    ------------

Increase (decrease) in cash and cash equivalents ...........       (151,477)        201,366
Cash and cash equivalents at beginning of period ...........        251,113          49,747
                                                               ------------    ------------
Cash and cash equivalents at end of period .................   $     99,636    $    251,113
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



--------------------------------------------------------------------------------

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

The Company's liabilities are currently in excess of its assets and the Company has experienced significant losses during fiscal 1999 and 2000. Management expects losses to continue through the majority of fiscal 2001. In order to meet working capital needs, the Company will need to receive additional financing either through the sale of assets, equity placement and/or additional debt. Failure to receive such financing could jeopardize the Company's ability to continue to operate.

The Company is seeking stockholder approval of a proposed financial restructuring of the Company's debt. Under the terms of this financial restructuring, the Company will obtain approximately $1.0 million in cash from Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for the issuance of promissory notes and new series of preferred stock of the Company. The Company anticipates that it will receive a portion of this $1.0 million in funding before the 2001 Annual Meeting of Stockholders. The Company will receive the full amount of this $1.0 million in funding before June 30, 2001. The cash that the Company receives from the accounts receivable factoring facility is utilized to support Company-wide operations. As discussed in more detail in the Company's proxy statement for the 2001 Annual Meeting of Stockholders, the Company's board of directors determined that the proposed financial restructuring is the best alternative to attempt to preserve stockholder value and to obtain additional funding. If the Company's stockholders do not approve the proposed financial restructuring or if the financial restructuring is not completed, then at the present time and the foreseeable future, it seems unlikely that the Company will be able to obtain additional financing either through the sale of assets of the Company or its subsidiaries, equity placement and/or additional debt.

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
                                      ============    ============



--------------------------------------------------------------------------------

5.       DEBT

Debt:

                                                                                                  June 30,
                                                                                   ----------------------------------------
                                                                                         2000                   1999
                                                                                   -----------------      -----------------
Convertible debentures to venture capital funds; interest at 9% of outstanding principal balance due in monthly installments through December 2003; monthly principal installments of $10 per $1,000 of the then remaining principal amount of the debenture beginning in December 1999 through maturity; secured by equity, assets and future contracts. The outstanding balance of the note can be converted into the Company's common stock at $0.549 per share. At June 30, 1999 and 2000, the Company was not in compliance with the Current Ratio, Minimum
Tangible Net Worth, Debt to Equity and Debt Service Coverage  financial
standards under this agreement. ...............................................       $ 4,168,202            $ 4,168,202

Term note payable to a bank; due in monthly principal and interest installments of $12,000 through November 2000; interest at the lender's prime rate less 1%
(10% at June 30, 1999 and 2000); this note was refinanced in September 1999;
secured by first mortgage on real estate and equipment; personally guaranteed
by a former officer............................................................           752,084                704,258

Convertible notes payable to venture capital funds; interest at 9% due in monthly installments of $4,438; principal and accrued unpaid interest due upon demand. The outstanding balance of the note can be converted into the Company's
common stock at $0.549 per share...............................................           600,000                600,000

Accounts receivable factoring facility with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has an adjustable factoring fee of 1.5%-2.0%, a minimum and maximum borrowing of
$200,000 and $800,000, respectively, per month; interest at the prime rate of
Chase Bank of Texas, N. A. plus 2% and expires on September 3, 2001............           408,166                     --

Notes payable to venture capital funds; interest at 9% due in monthly
installments of $3,975; principal and accrued unpaid interest due upon demand..           530,000                     --

Notes payable to individual and foundation; interest at 9% due in monthly installments of $2,250; secured by accounts receivable; principal and accrued
unpaid interest due upon demand................................................           300,000                     --

Cash accelerator agreement with a bank; interest at prime plus 3%; paid in
full in fiscal 2000............................................................                --                325,460

Other term notes payable to unrelated third parties............................           105,139                140,649
                                                                                   -----------------      -----------------
                                                                                        6,863,591              5,938,569
Less current portion...........................................................        (6,135,260)            (1,330,566)
                                                                                   -----------------      -----------------
                                                                                      $   728,331            $ 4,608,003
                                                                                   =================      =================



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
                                                                           ----------
                                                                           $6,863,591
                                                                           ==========

6.       INCOME TAXES

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes are as follows:

                                                           For the Years Ended
                                                      ------------------------------
                                                      June 30, 2000    June 30, 1999
                                                      -------------    -------------
Federal statutory benefit rate                               (34.0)%          (34.0)%

Tax gain on sale of Golston Company, Inc.                       --%            22.6%
Net operating carryforwards lost on sale of Golston             --%             5.3%
Increase in valuation allowance                               38.6%             4.5%
Other                                                         (2.6)%            1.6%
                                                      ------------     ------------
                                                               2.0%              --%
                                                      ============     ============

Deferred tax assets (liabilities) are comprised of the following at:

                                     June 30, 2000    June 30, 1999
                                     -------------    -------------
Deferred tax assets
   Amortization                                 --           69,000
   Warranty reserve                         25,000           29,000
   Accounts receivable                      20,000           17,000
   Net operating loss carryforward       4,640,000        3,489,000
                                     -------------    -------------
   Gross deferred tax asset              4,685,000        3,604,000
Deferred tax liabilities
   Property and equipment                  (96,000)        (122,000)
                                     -------------    -------------
Net deferred tax asset                   4,589,000        3,482,000
Valuation allowance                     (4,589,000)      (3,276,616)
                                     -------------    -------------
Net deferred tax asset               $          --    $     205,384
                                     =============    =============

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

If the Company recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), based on the fair value at the grant dates, the Company's pro forma net loss and net loss per share would have been as follows (net loss amounts in thousands):

                                                  For the Year Ended                        For the Year Ended
                                                     June 30, 2000                             June 30, 1999
                                         --------------------------------------    --------------------------------------
                                           As reported           Pro forma           As reported           Pro forma
                                         -----------------    -----------------    -----------------    -----------------
       Net Loss                          $      (3,345)       $     (3,521)        $      (5,860)       $     (5,979)

       Loss per Common Share             $        (.33)       $       (.35)        $        (.64)       $       (.65)



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

Additional information with respect to options outstanding at June 30, 2000 and changes for the two years then ended is as follows (share amounts in thousands):

                                                 For the Year Ended                     For the Year Ended
                                                   June 30, 2000                          June 30, 1999
                                         ------------------------------------   ------------------------------------
                                                             Weighted Average                       Weighted Average
                                              Shares          Exercise Price         Shares          Exercise Price
                                         ----------------    ----------------   ----------------    ----------------
Outstanding at beginning of period                  2,162    $           1.40              1,336    $           1.78

     Granted                                          452                 .58                933                 .86
     Forfeited                                       (397)               1.12               (107)               1.42
                                         ----------------    ----------------   ----------------    ----------------

Outstanding at end of period                        2,217    $           1.29              2,162    $           1.40
                                         ================    ================   ================    ================

Exercisable at end of period                        1,499    $           1.54              1,242    $           1.71
                                         ================    ================   ================    ================

Weighted-average fair value of options
granted during the period                                    $            .51                       $            .54

Information about stock options outstanding at June 30, 2000 is summarized as follows:

                                       Options Outstanding                                 Options Exercisable
                        ------------------------------------------------------       --------------------------------
    Range of               Shares        Weighted Average         Weighted             Shares            Weighted
    Exercise             Outstanding        Remaining              Average           Exercisable          Average
     Prices              at 6/30/00      Contractual Life       Exercise Price       at 6/30/00        Exercise Price
    --------            -------------    ----------------       --------------       -----------       --------------
$0.01-1.00                 1,194             8.4 Years               $  .73               564               $ .80

$1.1875-2.00                 573             6.3 Years                 1.55               485                1.58

$2.0938-2.50                 450             2.9 Years                 2.43               450                2.43
                           -----                                     ------             -----               -----
                           2,217                                     $ 1.29             1,499               $1.54



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

Additional information with respect to warrants outstanding at June 30, 2000 and changes for the two years then ended are as follows (share amounts in thousands):

                                                   For the Year Ended                    For the Year Ended
                                                     June 30, 2000                         June 30, 1999
                                          ------------------------------------   ------------------------------------
                                                              Weighted Average                       Weighted Average
                                               Shares          Exercise Price         Shares          Exercise Price
                                          ----------------    ----------------   ----------------    ----------------
Outstanding at beginning of period                   6,977    $           1.84              4,793    $           3.30

     Granted                                         1,546                1.00              2,292                 .86
     Exercised                                          --                  --                 (2)                .01
     Forfeited                                         (18)               2.40               (106)               1.00
                                          ----------------    ----------------   ----------------    ----------------

Outstanding at end of period                         8,505    $           1.69              6,977    $           1.84
                                          ================    ================   ================    ================

Exercisable at end of period                         8,505    $           1.69              6,977    $           1.84
                                          ================    ================   ================    ================

Weighted-average fair value of warrants
granted during the period                                     $            .28                       $            .36



--------------------------------------------------------------------------------

Information about warrants outstanding at June 30, 2000 is summarized as follows:

                                           Warrants Outstanding                               Warrants Exercisable
                           ------------------------------------------------------        -------------------------------
                              Shares         Weighted Average         Weighted              Shares           Weighted
       Range               Outstanding           Remaining            Average            Exercisable         Average
 of Exercise Prices         at 6/30/00       Contractual Life      Exercise Price         at 6/30/00      Exercise Price
 ------------------        -----------       ----------------      --------------        -----------      --------------
     $.01-1.00                3,965              4.4 Years            $   .80               3,965            $   .80

     $1.06-2.00                 610              7.7 Years               1.96                 610               1.96

     $2.40-2.55               3,930              .8 Years                2.55               3,930               2.55
                              -----                                   -------               -----            -------
                              8,505                                   $  1.69               8,505            $  1.69

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

The following table provides financial data by segment for the fiscal years ended June 30, 2000 and 1999.

                                               B&B              Intelli-Site,
                                        Electromatic, Inc            Inc.               Corporate               Total
                                        ------------------    ------------------    ------------------    ------------------
2000
----

Sales                                   $        5,363,239    $        1,198,120                    --    $        6,561,359
Income/(loss) from operations                      510,083            (1,900,298)           (1,394,509)           (2,784,724)
Total assets                                     2,356,082               748,892               227,776             3,332,750
Depreciation and amortization expense              140,176               280,445                 7,064               427,685
Capital additions                                   51,332                57,656                 1,310               110,298

1999
----

Sales                                   $        5,538,930    $          289,318    $               --    $        5,828,247
Loss from operations                               (71,385)           (2,799,885)           (1,553,287)           (4,424,557)
Total assets                                     2,720,489               727,227             1,469,691             4,917,407
Depreciation and amortization expense              143,503               236,269                50,738               430,510
Capital additions                                  108,690               144,039                13,463               266,192



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



--------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         C. A. RUNDELL, 67, Director and Chairman of the board of directors, has been a director of the Company since March 1999. Mr. Rundell was appointed Chief Executive Officer of the Company upon Gerald K. Beckmann's resignation as President, Chief Executive Officer and director on August 31, 2000. Mr. Rundell is also a director and Chairman of the board of NCI Building Systems, since 1988. Also since 1989, Mr. Rundell has owned and operated Rundell Enterprises, a sole proprietorship engaged in providing acquisitions and financial consulting services to various business enterprises. Mr. Rundell is a director and member of the executive committee of Tyler Technologies, Inc., a provider of information management systems and services for county governments and other enterprises. Mr. Rundell was the President and Chief Executive Officer of Tyler Technologies, Inc. from 1997 to 1998, Chairman of the board from 1996 to 1997, and temporary Chief Executive Officer from 1996 to 1997. Mr. Rundell is also a director of Renaissance US Growth & Income Trust, PLC, a director of Dain Rauscher Corporation, a holding company for a full-service regional brokerage and investment banking company and Tandy Brands Accessories, Inc., a manufacturer of accessories for men, women and boys. Mr. Rundell earned an M.B.A. with Distinction from Harvard University and a B.S. in Chemical Engineering from The University of Texas at Austin.

         ALAN M. ARSHT, 57, Director has been a director of the Company since 1999. Mr. Arsht has been President of Arsht & Company, Inc., a New York based investment banking firm established in 1986. From 1977 to 1986, Mr. Arsht was Senior Vice President and Managing Director of Thomson McKinnon Securities, Inc. He also served as Vice President, Corporate Finance at Wertheim & Company, Inc. and was Special Assistant to the Deputy Secretary of the U.S. Treasury Department. Mr. Arsht also held positions at the U.S. Securities and Exchange Commission. Mr. Arsht earned an M.B.A. in Finance from American University and a B.A. in History from East Texas State University.

         HOLLY J. BURLAGE, 37, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, joined the Company in February 1994 as Accounting Manager, became Controller in 1995, became Vice President, Secretary and Treasurer in May 1997, and became Chief Financial Officer in July 1999. Prior to joining the Company, Ms. Burlage was Controller of Signature Home Care Group, Inc., a home health care company, from 1993 to 1994, and Controller and Chief Accounting Officer of National Heritage, Inc., a publicly-traded long-term care company, from 1989 to 1993. Ms. Burlage holds a B.B.A. from Baylor University.

         JACK G. CALDWELL, 63, President, B&B Electromatic, Inc., joined the Company in January 1998. Prior to joining the Company, Mr. Caldwell was a Results Manager for Thomas Group, Inc. from 1992 to 1998. From 1986 to 1992, Mr. Caldwell served as the European Operations Manager for E-Systems and was Director of Sales and Marketing from 1978 to 1986 for the Cooper Industries. Mr. Caldwell earned an M.B.A. and B.S. degrees from East Texas State University.

         ROBERT M. GALECKE, 59, Director, has been a director of the Company since May 1996. Mr. Galecke is currently Vice President of Finance and Administration for the University of Dallas. Prior to that he was a principal in the corporate consulting firm of Pate, Winters & Stone, Inc. from 1993 to May 1996. He also served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southmark Corporation, a financial services insurance and real estate holding company, from 1986 to 1992. From 1989 to 1995, Mr. Galecke served as Chairman of the board, President and Chief Executive Officer of National Heritage, Inc. Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a B.S. in Economics from the University of Wisconsin at Stevens Point.

         JAMES E. JACK, 60, Director, has been a director of the Company since May 1997. Mr. Jack is currently Executive Vice President and Chief Financial Officer of Coachmen Industries, Inc. From 1996 to 1999, Mr. Jack was Director, Global Financial Services Product for TowersPerrin. From 1991 to 1996 Mr. Jack



--------------------------------------------------------------------------------
was Senior Executive Vice President and Chief Financial Officer of Associates First Capital Corporation, a publicly-traded consumer and commercial finance organization. Prior to that, Mr. Jack was Director, Executive Vice President and Chief Financial Officer from 1981 to 1993 of the same company. Mr. Jack received a graduate degree from the Southern Methodist University School of Business and a B.B.A. from the University of Notre Dame.

         JOHN P. JENKINS, 50, Director, has been a director of the Company since September 2000. Mr. Jenkins served as Chairman, Chief Executive Officer and President of TAVA Technologies, Inc., a systems integrator providing sophisticated IT solutions to manufacturing and process industries from 16 locations across the U.S. In July 1999, Real Software, a Belgian IT service and software provider, acquired TAVA. Mr. Jenkins continued as CEO and President of the U.S. operations, Real Enterprise Solutions, until June 2000. Prior to TAVA Technologies, Inc., Mr. Jenkins was President of Morgan Technical Ceramics, Inc., and Vice President and General Manager of the Structural Ceramic Division of Coors Ceramic Company, a subsidiary of Adolph Coors Company. Mr. Jenkins holds a Juris Doctor degree from the University of Denver and a B.S. degree in Mechanical Engineering from the University of Washington.

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

         Robert C. Pearson, 65, has been affiliated with the Company in a non-voting capacity since January 1997 and was a director from April 1999 to August 2000. Mr. Pearson is currently Senior Vice President of Renaissance Capital Group, Inc. From 1994 to 1997, Mr. Pearson was an independent financial management consultant. From 1990 to 1994, Mr. Pearson served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving the company from a small privately held company to a public company with over $40 million in revenue. Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory. In addition, from 1960 to 1985, Mr. Pearson served in a variety of positions at Texas Instruments in financial planning and analysis. Mr. Pearson earned an M.B.A. from the University of Michigan and a B.S. in Business from the University of Maryland, where he was a
W. A. Paton Scholar.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), Messrs. Rundell, Arsht, Caldwell, Galecke, Jack, Beckmann and Marlow and Ms. Burlage had late filings during the fiscal year ending June 30, 2000.



--------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the compensation of the Chief Executive Officer and the two executive officers of the Company whose compensation exceeded $100,000 for the fiscal years ended June 30, 2000, 1999 and 1998.

                                       ANNUAL COMPENSATION                       LONG-TERM COMPENSATION AWARDS
                                ----------------------------------        --------------------------------------------
                                                                          OTHER ANNUAL      RESTRICTED       OPTION/
 NAME AND PRINCIPAL POSITION    YEAR      SALARY           BONUS          COMPENSATION     STOCK AWARDS        SARS
 ---------------------------    ----    -----------       --------        ------------     ------------     ----------
Gerald K. Beckmann              2000    $   277,078             --               --                 --        100,000
   Chief Executive Officer      1999        296,393             --               --                 --             --
   and President(1)             1998        289,425             --               --                 --        200,000

Holly J. Burlage                2000    $   125,650             --               --                 --         40,000
   Executive Vice President     1999        105,011             --               --                 --         60,000
   and Chief Financial Officer  1998         90,368       $ 15,000               --                 --         17,500

Jack G. Caldwell                2000    $   149,213
   President                    1999        140,510             --               --                 --        100,000
   B&B Electromatic, Inc.       1998         58,333             --               --                 --         61,790

----------

(1)   Resigned as of August 31, 2000.

No other executive officer's salary and bonus exceeded $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the Company during the fiscal years ended June 30, 2000, 1999 and 1998.

STOCK OPTION GRANTS

The following table provides information concerning the grant of stock options during the twelve months ended June 30, 2000 to the named executive officers:

                                     NUMBER OF            % OF TOTAL OPTIONS
FOR THE TWELVE                 SECURITIES UNDERLYING      GRANTED TO EMPLOYEES   EXERCISE
MONTHS ENDED 6/30/00             OPTIONS GRANTED(1)        IN FISCAL YEAR(%)     PRICE($)   EXPIRATION DATE
--------------------           ---------------------      --------------------   --------   ---------------
Gerald K. Beckmann(2)                 50,000                       11.1%          $0.563        08/23/09
Gerald K. Beckmann(2)                 50,000                       11.1            0.625        06/26/10
Holly J. Burlage                      20,000                        4.4            0.563        08/23/09
Holly J. Burlage                      20,000                        4.4            0.625        06/26/10
Jack G. Caldwell                      10,000                        2.2            0.563        08/23/09
Jack G. Caldwell                      20,000                        4.4            0.625        06/26/10

----------

(1) The options for all listed vest with respect to 25% of the shares issuable thereunder six months after the date of grant and with respect to cumulative increments of 25% of the shares issuable thereunder on each anniversary of the date of grant.

(2)  Resigned as of August 31, 2000.



--------------------------------------------------------------------------------

OPTION EXERCISES AND HOLDINGS

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the Company at June 30, 2000.

                                                NUMBER OF UNEXERCISED                 VALUE OF UNEXERCISED
                                                   OPTIONS/SARS AT                 IN-THE-MONEY OPTIONS/SARS
                                                   FISCAL YEAR END                   AT FISCAL YEAR END($)
                                             ----------------------------         ----------------------------
                                             EXERCISABLE    UNEXERCISABLE         EXERCISABLE    UNEXERCISABLE
                                             -----------    -------------         -----------    -------------
FOR THE TWELVE MONTHS ENDED 6/30/00
-----------------------------------
         Gerald K. Beckmann                     346,973        137,500              $  7,031        $ 21,094
         Holly J. Burlage                        90,625         69,375                 2,813           8,437
         Jack G. Caldwell                        98,843         92,947                 1,406           4,219

DIRECTOR COMPENSATION

Currently, directors are compensated by incentive stock options in an amount equivalent to $7,500 annually for serving on the board in addition to $1,250 for each committee on which they serve. All directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned as of September 30, 2000, by (a) each director and named executive officer of the Company, (b) all officers and directors of the Company as a group, and (c) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding Common Stock. Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.



--------------------------------------------------------------------------------

                                                                               NUMBER OF SHARES
                                                                                 BENEFICIALLY
                    NAME OF BENEFICIAL OWNER                                       OWNED(1)             PERCENT(1)
------------------------------------------------------------------             -----------------        ----------
Renaissance Capital Growth & Income Fund III, Inc.(4)                               5,874,295             36.7%
Renaissance US Growth & Income Trust PLC(5)                                         5,595,388             35.8%
C. A. Rundell, Jr.(2)(3)(6)                                                         1,764,190             15.0%
Phillip R. Thomas(7)                                                                1,490,942             14.0%
Gerald K. Beckmann(8)                                                               1,063,166              9.6%
Alan M. Arsht(2)(3)(9)                                                                316,955              2.9%
Frank R. Marlow(2)(3)(10)                                                             188,911              1.8%
Holly J. Burlage(2)(3)(11)                                                            168,619              1.6%
Jack Caldwell(2)(3)(12)                                                               101,343              0.9%
James E. Jack(2)(3)(13)                                                                93,575              0.9%
Robert M. Galecke(2)(3)(14)                                                            46,081              0.4%
John P. Jenkins(2)(3)                                                                      --               --%
All current directors and executive officers as a group (8 person)                  1,500,484             14.0%

----------

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

(9) Includes 4,455 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 125,000 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(10) Includes 79,879 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 35,167 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 31,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.



--------------------------------------------------------------------------------

(11) Includes 95,625 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 26,240 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 37,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(12) Includes 101,343 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

(13) Includes 21,492 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 20,833 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 31,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(14) Includes 25,248 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 8,333 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 12,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 12, 2000, Mr. Rundell, Chairman of the board of directors, Chief Executive Officer and a stockholder of the Company, loaned the Company approximately $200,000, at 9% annual interest. On June 28, 2000, The Rundell Foundation, an affiliate of Mr. Rundell, loaned the Company approximately $100,000, at 9% annual interest. To date, both of the loans remain outstanding.

On December 31, 1996, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC together loaned the Company $4.6 million at a 9% annual interest rate. Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC currently are stockholders of the Company. In addition, during calendar year 1999 and through June 30, 2000, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC loaned the Company approximately $1.13 million at a 9% annual interest rate in exchange for promissory notes.

Mr. Jenkins joined the board of directors in September 2000. In addition to his board duties, Mr. Jenkins currently serves as a consultant to the Company's subsidiary, Intelli-Site, Inc., on a part-time basis at an hourly rate of $120.00. Intelli-Site did not employ Mr. Jenkins as a consultant in fiscal year 2000.

Mr. Beckmann was the Company's Chief Executive Officer and President until August 2000. He is currently a director and stockholder of the Company. Mr. Beckmann became a consultant to the Company in August 2000 on a part-time basis at an hourly rate of $120.00.

The Company believes that the terms of the foregoing transactions were on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         *3.1     Amended and Restated Certificate of Incorporation of the
                  Company.

         *3.2     Amended and Restated Bylaws of the Company.

         *3.11 Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.11 to the Company's Form 10-KSB for the year ended December 31, 1994).

         *4.1     Specimen certificate for common stock of the Company.

         *4.2     Specimen certificate for Redeemable Common Stock Purchase
                  Warrant.



--------------------------------------------------------------------------------

        **4.5 Certificate of Designation for Series A $20 Convertible Preferred Stock.

   *******4.6     Certificate of Designation for Series D $20 Convertible
                  Preferred Stock.

   *******4.7     Convertible Debenture, dated December 31, 1996, in the amount of $2.3 million, with Renaissance Capital Growth & Income Fund
                  III, Inc.

   *******4.8     Convertible Debenture, dated December 31, 1996, in the amount of $2.3 million, with Renaissance US Growth & Income Trust
                  PLC.

   *******4.9     Amendment to Convertible Debenture, dated March 26, 1998, in the amount of $2.3 million, with Renaissance Capital Growth &
                  Income Fund III, Inc., originally dated December 31, 1996.

   *******4.10    Amendment to Convertible Debenture, dated March 26, 1998, in the amount of $2.3 million, with Renaissance US Growth &
                  Income Trust PLC, originally dated December 31, 1996,

   *******4.11    Form of Convertible Promissory Note.

   *******4.12    Form of Non-Convertible Promissory Note.

   *******4.13    Security Agreement, dated as of October 2, 1998, among the
                  Company, B&B Electromatic, Inc., Golston Company, Inc.,
                  Innovative Security Technologies, Inc. (now named
                  Intelli-Site, Inc.) and Tri-Coastal Systems, Inc. and
                  Renaissance Capital Growth & Income Fund III, Inc. and
                  Renaissance US Growth & Income Trust PLC.

   *******4.14    Stock Pledge Agreement, dated as of December 31, 1996, among the Company and Renaissance Capital Growth & Income Fund III,
                  Inc. and Renaissance US Growth & Income Trust PLC.

   *******4.15    First Amendment to Stock Pledge Agreement, dated May 5, 2000, among the Company and Renaissance Capital Growth & Income Fund
                  III, Inc. and Renaissance US Growth & Income Trust PLC.

   *******4.16    Registration Rights Agreement, dated as of February 22, 1999, among the Company and Renaissance Capital Growth & Income Fund
                  III, Inc. and Renaissance US Growth & Income Trust PLC.

   *******4.17    Registration Rights Agreement, dated as of October 20, 2000 among the Company and Renaissance Capital Growth & Income Fund
                  III, Inc. and Renaissance US Growth & Income Trust PLC.

   *******4.18    Promissory Note, dated April 12, 2000, issued to C. A.
                  Rundell, Jr., in the amount of $200,000.

   *******4.19    Promissory Note, dated June 28, 2000, issued to The Rundell
                  Foundation, in the amount of $100,000.

   *******4.20    Promissory Note, dated November 17, 2000, issued to C. A.
                  Rundell, Jr., in the amount of $50,000.



--------------------------------------------------------------------------------

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

     *****10.75   Stock Purchase Agreement dated August 13, 1999 between the
                  Company and Notification Systems of America, Inc.

    ******10.76   Form of Subscription Agreement for Series D Convertible
                  Preferred Stock.

    ******10.77   Amended and Restated Certificate of Incorporation of the
                  Company.

   *******21.1    Subsidiaries of the Company.



--------------------------------------------------------------------------------

   *******23.1    Consent of Grant Thornton LLP


----------

         * Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 33-59870-FW) and incorporated herein by reference.

        ** Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 333-5023) and incorporated herein by reference.

       *** Filed as the similarly numbered exhibit to the Company's Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference.

      **** Filed as the similarly numbered exhibit to the Company's Form 8-K filed June 14, 1999 and incorporated herein by reference.

     ***** Filed as the similarly numbered exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 1999 and incorporated herein by reference.

    ****** Filed as the similarly numbered exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999 and incorporated herein by reference.

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


                                           Integrated Security Systems, Inc.
                                       -----------------------------------------
                                                     (Registrant)


Date: February 28, 2001                /s/ C. A. RUNDELL, JR.
     ------------------                -----------------------------------------
                                       C. A. Rundell, Jr.
                                       Director, Chairman of the Board, and
                                       Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                           Integrated Security Systems, Inc.
                                       -----------------------------------------
                                                     (Registrant)


Date: February 28, 2001                /s/ C. A. RUNDELL, JR.
     ------------------                -----------------------------------------
                                       C. A. Rundell, Jr.
                                       Director, Chairman of the Board, and
                                       Chief Executive Officer


Date: February 28, 2001                /s/ HOLLY J. BURLAGE
     ------------------                -----------------------------------------
                                       Holly J. Burlage
                                       Executive Vice President, Chief Financial
                                       Officer, Secretary and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)


Date: February 28, 2001                /s/ ALAN M. ARSHT
     ------------------                -----------------------------------------
                                       Alan M. Arsht
                                       Director


Date: February 28, 2001                /s/ ROBERT M. GALECKE
     ------------------                -----------------------------------------
                                       Robert M. Galecke
                                       Director


Date: February 28, 2001                /s/ JAMES E. JACK
     ------------------                -----------------------------------------
                                       James E. Jack
                                       Director


Date: February 28, 2001                /s/ JOHN P. JENKINS
     ------------------                -----------------------------------------
                                       John P. Jenkins
                                       Director


Date: February 28, 2001                /s/ FRANK R. MARLOW
     ------------------                -----------------------------------------
                                       Frank R. Marlowe
                                       Director


--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------
         *3.1     Amended and Restated Certificate of Incorporation of the
                  Company.

         *3.2     Amended and Restated Bylaws of the Company.

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

         *4.2     Specimen certificate for Redeemable Common Stock Purchase
                  Warrant.

        **4.5     Certificate of Designation for Series A $20 Convertible
                  Preferred Stock.

   *******4.6     Certificate of Designation for Series D $20 Convertible
                  Preferred Stock.

   *******4.7     Convertible Debenture, dated December 31, 1996, in the amount of $2.3 million, with Renaissance Capital Growth & Income Fund
                  III, Inc.

   *******4.8     Convertible Debenture, dated December 31, 1996, in the amount of $2.3 million, with Renaissance US Growth & Income Trust
                  PLC.

   *******4.9     Amendment to Convertible Debenture, dated March 26, 1998, in the amount of $2.3 million, with Renaissance Capital Growth &
                  Income Fund III, Inc., originally dated December 31, 1996.

   *******4.10    Amendment to Convertible Debenture, dated March 26, 1998, in the amount of $2.3 million, with Renaissance US Growth &
                  Income Trust PLC, originally dated December 31, 1996,

   *******4.11    Form of Convertible Promissory Note.

   *******4.12    Form of Non-Convertible Promissory Note.

   *******4.13    Security Agreement, dated as of October 2, 1998, among the
                  Company, B&B Electromatic, Inc., Golston Company, Inc.,
                  Innovative Security Technologies, Inc. (now named
                  Intelli-Site, Inc.) and Tri-Coastal Systems, Inc. and
                  Renaissance Capital Growth & Income Fund III, Inc. and
                  Renaissance US Growth & Income Trust PLC.

   *******4.14    Stock Pledge Agreement, dated as of December 31, 1996, among the Company and Renaissance Capital Growth & Income Fund III,
                  Inc. and Renaissance US Growth & Income Trust PLC.

   *******4.15    First Amendment to Stock Pledge Agreement, dated May 5, 2000, among the Company and Renaissance Capital Growth & Income Fund
                  III, Inc. and Renaissance US Growth & Income Trust PLC.

   *******4.16    Registration Rights Agreement, dated as of February 22, 1999, among the Company and Renaissance Capital Growth & Income Fund
                  III, Inc. and Renaissance US Growth & Income Trust PLC.

   *******4.17    Registration Rights Agreement, dated as of October 20, 2000 among the Company and Renaissance Capital Growth & Income Fund
                  III, Inc. and Renaissance US Growth & Income Trust PLC.

   *******4.18    Promissory Note, dated April 12, 2000, issued to C. A.
                  Rundell, Jr., in the amount of $200,000.

   *******4.19    Promissory Note, dated June 28, 2000, issued to The Rundell
                  Foundation, in the amount of $100,000.

   *******4.20    Promissory Note, dated November 17, 2000, issued to C. A.
                  Rundell, Jr., in the amount of $50,000.





--------------------------------------------------------------------------------

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

     *****10.75   Stock Purchase Agreement dated August 13, 1999 between the
                  Company and Notification Systems of America, Inc.

    ******10.76   Form of Subscription Agreement for Series D Convertible
                  Preferred Stock.

    ******10.77   Amended and Restated Certificate of Incorporation of the
                  Company.

   *******21.1    Subsidiaries of the Company.


--------------------------------------------------------------------------------

   *******23.1    Consent of Grant Thornton LLP


----------

         * Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 33-59870-FW) and incorporated herein by reference.

        ** Filed as the similarly numbered exhibit to the Company's Registration Statement on Form SB-2 (No. 333-5023) and incorporated herein by reference.

       *** Filed as the similarly numbered exhibit to the Company's Form 10-QSB for the quarter ended March 31, 1996 and incorporated herein by reference.

      **** Filed as the similarly numbered exhibit to the Company's Form 8-K filed June 14, 1999 and incorporated herein by reference.

     ***** Filed as the similarly numbered exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 1999 and incorporated herein by reference.

    ****** Filed as the similarly numbered exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999 and incorporated herein by reference.

   *******        Filed herewith.