Form 10QSB/A
period 2000-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2001-02-28
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                  FORM 10-QSB/A

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

                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                                   September 30,          June 30,
                                                                                       2000                 2000
                                                                                   -------------        ------------
                                                                                    (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                                        $    103,195        $     99,636
   Accounts receivable, net of allowance for doubtful
     accounts of $64,847 and $58,847, respectively                                     1,002,626           1,201,491
   Inventories                                                                           596,725             585,486
   Notes receivable                                                                       28,546              28,546
   Unbilled receivables                                                                  180,079             252,567
   Other current assets                                                                  113,347             112,718
                                                                                    ------------        ------------
     Total current assets                                                              2,024,518           2,280,444

Property and equipment, net                                                              893,736             921,695
Capitalized software development costs, net                                               56,856             113,713
Other assets                                                                              21,418              16,898
                                                                                    ------------        ------------
     Total assets                                                                   $  2,996,528        $  3,332,750
                                                                                    ============        ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                 $    957,324        $    582,717
   Accrued liabilities                                                                   383,967             440,072
   Current portion of long-term debt                                                   6,643,925           6,135,260
                                                                                    ------------        ------------
     Total current liabilities                                                      $  7,985,216        $  7,158,049
                                                                                    ------------        ------------

Long-term debt                                                                           705,554             728,331

Stockholders' deficit:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     102,250 shares issued and outstanding (liquidation value
     of $2,045,000)                                                                        1,023               1,023
   Common stock, $.01 par value, 35,000,000 shares
     authorized; 10,572,545 and 10,564,145 shares,
     respectively, issued; and 10,522,545 and 10,514,145
     shares, respectively, outstanding                                                   105,725             105,641
   Additional paid in capital                                                         14,502,963          14,502,963
   Accumulated deficit                                                               (20,185,203)        (19,044,507)
   Treasury stock, 50,000 shares                                                        (118,750)           (118,750)
                                                                                    ------------        ------------
     Total stockholders' deficit                                                      (5,694,242)         (4,553,630)
                                                                                    ------------        ------------
       Total liabilities and stockholders' deficit                                  $  2,996,528        $  3,332,750
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

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   For the Three Months Ended
                                                         September 30,
                                                --------------------------------
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

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             For the Three Months Ended
                                                                    September 30,
                                                           -------------------------------
                                                               2000               1999
                                                           ------------       ------------
Cash flows from operating activities:
   Net loss                                                $(1,098,614)       $  (651,168)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                               42,001             59,372
     Amortization                                               56,857             56,857
     Provision for bad debt                                      6,000              5,400
     Provision for warranty reserve                             16,500             12,000
     Provision for inventory reserve                           (14,239)                --
     Deferred revenue                                           72,488             (9,542)
     Expenses paid with common stock                                --             19,773
     Changes in operating assets and liabilities:
       Accounts receivable                                     192,866           (196,786)
       Inventories                                               3,000             43,246
       Notes receivable                                             --            (66,000)
       Other assets                                             (5,150)           (30,601)
       Accounts payable                                        374,605            127,517
       Accrued liabilities                                     (72,607)           (82,380)
                                                           -----------        -----------
           Net cash used in operating activities              (426,293)          (712,312)
                                                           -----------        -----------

Cash flows from investing activities:
   Purchase of property and equipment                          (14,042)           (17,436)
                                                           -----------        -----------
           Net cash used in investing activities               (14,042)           (17,436)
                                                           -----------        -----------

Cash flows from financing activities:
   Issuance of preferred stock                                      --            250,000
   Issuance of common stock                                         84                 --
   Dividends on preferred stock                                (42,080)                --
   Payments on debt and other liabilities                      (51,945)           (12,636)
   Proceeds from notes payable and long-term debt              537,835            390,763
                                                           -----------        -----------
           Net cash provided by financing activities           443,894            628,127
                                                           -----------        -----------

Increase (decrease) in cash and cash equivalents                 3,559           (101,621)
Cash and cash equivalents at beginning of period                99,636            251,113
                                                           -----------        -----------
Cash and cash equivalents at end of period                 $   103,195        $   149,492
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

NOTE 4 - BUSINESS SEGMENTS

Information for the Company's reportable segments for the three months ended September 30, 2000 and 1999 is as follows:

                                      For the Three Months Ended
                                            September 30,
                                    ------------------------------
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

During the quarter ended September 30, 2000, the Company financed its operations with cash flows from long-term borrowings of $537,835 compared to $390,763 during the quarter ended June 30, 2000.

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

The Company anticipates that it will receive a portion of the $1.0 million in connection with the financial restructuring before the 2001 Annual Meeting of Stockholders. The Company will receive the full amount of this $1.0 million in funding before June 30, 2001. The cash that the Company receives from the accounts receivable factoring facility is utilized to support Company-wide operations. As discussed in more detail in the Company's proxy statement for the 2001 Annual Meeting of Stockholders, the Company's board of directors determined that the proposed financial restructuring is the best alternative to attempt to preserve stockholder value and to obtain additional funding. If the Company's stockholders do not approve the proposed financial restructuring or if the financial restructuring is not completed, then at the present time and the foreseeable future, it seems unlikely that the Company will be able to obtain additional financing either through the sale of assets of the Company or its subsidiaries, equity placement and/or additional debt.

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At November 30, 2000, the Company's backlog was approximately $1.4 million. The Company expects that it will fill the majority of this backlog by December 31, 2001.

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

                                 Integrated Security Systems, Inc.
                                 ---------------------------------
                                            (Registrant)



Date: February 28, 2001          /s/ C. A. RUNDELL, JR.
                                 ----------------------
                                 C. A. Rundell, Jr.
                                 Director, Chairman of the Board, and Chief
                                 Executive Officer (Principal Executive Officer)


Date: February 28, 2001          /s/ HOLLY J. BURLAGE
                                 --------------------
                                 Holly J. Burlage
                                 Executive Vice President, Chief Financial
                                 Officer, Secretary and Treasurer (Principal
                                 Accounting and Financial Officer)