Form 10QSB
period 2001-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2001-05-10
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.



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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2001, 10,732,417 shares of the Registrant's common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                                       Page
                                                                                       ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 2001 (unaudited)
                           and June 30, 2000                                            3

                  Consolidated Statements of Operations (unaudited) for the three
                           and nine months ended March 31, 2001 and 2000                4

                  Consolidated Statements of Cash Flows (unaudited) for the nine
                           months ended March 31, 2001 and 2000                         5

                  Notes to Financial Statements                                         6

         Item 2.  Management's Discussion and Analysis or Plan of Operation             8

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                    12

         Item 2.  Changes in Securities                                                12

         Item 3.  Defaults Upon Senior Securities                                      12

         Item 4.  Submission of Matters to a Vote of Security Holders                  12

         Item 5.  Other Information                                                    12

         Item 6.  Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                             14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                                    March 31,           June 30,
                                                                                      2001                2000
                                                                                   ------------       ------------
                                                                                   (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                                       $     79,178       $     99,636
   Accounts receivable, net of allowance for doubtful
     accounts of $94,214 and $58,847, respectively                                    1,078,478          1,201,491
   Inventories                                                                          591,200            585,486
   Notes receivable                                                                          --             28,546
   Unbilled receivables                                                                  30,572            252,567
   Other current assets                                                                 124,689            112,718
                                                                                   ------------       ------------
     Total current assets                                                             1,904,117          2,280,444

Property and equipment, net                                                             840,558            921,695
Capitalized software development costs, net                                                  --            113,713
Other assets                                                                             16,411             16,898
                                                                                   ------------       ------------
     Total assets                                                                  $  2,761,086       $  3,332,750
                                                                                   ============       ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                $  1,026,529       $    582,717
   Accrued liabilities                                                                  488,196            440,072
   Current portion of long-term debt                                                  8,067,824          6,135,260
                                                                                   ------------       ------------
     Total current liabilities                                                     $  9,582,549       $  7,158,049
                                                                                   ------------       ------------

Long-term debt                                                                          649,747            728,331

Stockholders' deficit:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     102,250 shares issued and outstanding (liquidation value
     of $2,045,000)                                                                       1,023              1,023
   Common stock, $.01 par value, 35,000,000 shares
     authorized; 10,782,417 and 10,564,145 shares,
     respectively, issued; and 10,732,417 and 10,514,145
     shares, respectively, outstanding                                                  107,824            105,641
   Additional paid in capital                                                        14,609,314         14,502,963
   Accumulated deficit                                                              (22,070,621)       (19,044,507)
   Treasury stock, at cost - 50,000 shares                                             (118,750)          (118,750)
                                                                                   ------------       ------------
     Total stockholders' deficit                                                     (7,471,210)        (4,553,630)
                                                                                   ------------       ------------
       Total liabilities and stockholders' deficit                                 $  2,761,086       $  3,332,750
                                                                                   ============       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                            For the Three Months Ended            For the Nine Months Ended
                                                    March 31,                            March 31,
                                         -------------------------------       -------------------------------
                                             2001               2000               2001               2000
                                         ------------       ------------       ------------       ------------

Sales                                    $  1,208,643       $  1,509,601       $  3,770,495       $  4,977,783
Cost of sales                                 765,521          1,131,576          2,555,292          3,328,342
                                         ------------       ------------       ------------       ------------
Gross margin                                  443,122            378,025          1,215,203          1,649,441
                                         ------------       ------------       ------------       ------------

Operating expenses:
   Selling, general and administrative
   Research and product development           969,095          1,251,366          3,066,997          3,610,550
                                              106,651             88,293            395,731            280,246
                                         ------------       ------------       ------------       ------------
                                            1,075,746          1,339,659          3,462,728          3,890,796
                                         ------------       ------------       ------------       ------------

Loss from operations                         (632,624)          (961,634)        (2,247,525)        (2,241,355)

Other income (expense):
   Interest income                                 --              9,928                139             32,457
   Interest expense                          (290,088)          (155,394)          (653,404)          (467,326)
                                         ------------       ------------       ------------       ------------

Loss before income taxes                 $   (922,712)      $ (1,107,100)      $ (2,900,790)      $ (2,676,224)

Benefit for income taxes                           --             51,856                 --             51,856
                                         ------------       ------------       ------------       ------------

Net loss                                 $   (922,712)      $ (1,055,244)      $ (2,900,790)      $ (2,624,368)

Preferred dividends                           (41,166)           (40,765)          (125,327)           (65,843)
                                         ------------       ------------       ------------       ------------

Net loss allocable to common
   stockholders                          $   (963,878)      $ (1,096,009)      $ (3,026,117)      $ (2,690,211)
                                         ============       ============       ============       ============

Weighted average common shares
   outstanding - basic and diluted         10,732,417         10,514,145         10,630,667         10,506,672
                                         ============       ============       ============       ============

Net loss per share - basic and
   diluted                               $      (0.09)      $      (0.10)      $      (0.28)      $      (0.26)
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

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             For the Nine Months Ended
                                                                     March 31,
                                                          -------------------------------
                                                              2001               2000
                                                          ------------       ------------

Cash flows from operating activities:
   Net loss                                               $ (2,900,790)      $ (2,624,368)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                              122,407            163,023
     Amortization                                              113,713            170,570
     Provision for bad debt                                     18,000             17,400
     Provision for warranty reserve                             61,500             41,500
     Provision for inventory reserve                            15,000              4,000
     Unbilled receivables                                      221,995             26,511
     Expenses paid with common stock                           106,351            107,318
     Changes in operating assets and liabilities:
       Accounts receivable                                     105,013             27,402
       Inventories                                             (20,714)           (43,631)
       Other assets                                            (11,484)           481,900
       Accounts payable                                        443,810           (221,198)
       Accrued liabilities                                      15,172           (191,780)
                                                          ------------       ------------
           Net cash used in operating activities            (1,710,027)        (2,041,353)
                                                          ------------       ------------

Cash flows from investing activities:
   Purchase of property and equipment                          (41,270)           (87,325)

Cash flows from financing activities:
   Issuance of stock                                             2,183          1,688,021
   Dividends on preferred stock                               (125,327)           (65,844)
   Payments on debt                                           (117,877)          (427,146)
   Proceeds from notes payable and long-term debt            1,971,860            827,390
                                                          ------------       ------------
           Net cash provided by financing activities         1,730,839          2,022,421
                                                          ------------       ------------

Decrease in cash and cash equivalents                          (20,458)          (106,257)
Cash and cash equivalents at beginning of period                99,636            251,113
                                                          ------------       ------------
Cash and cash equivalents at end of period                $     79,178       $    144,856
                                                          ============       ============






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                    Nine Months Ended March 31, 2001 and 2000

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

NOTE 3 -FINANCING

The Company is in default of the covenants for the convertible debentures issued to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. The Renaissance convertible debentures are secured by equity, assets and future contracts, have an interest rate of 9% of outstanding principal balance and are due in monthly installments though December 2003. Monthly principal installments are $10 per $1,000 of the then remaining principal amount of the debenture and were to commence beginning in December 1999 through maturity. These principal payments have not yet begun. At March 31, 2001, the principal amount of these convertible debentures in default was $4.6 million, of which $619,154 is outstanding as of March 31, 2001. The Company has not received notice of default and is currently in negotiations to restructure this debt. The Company currently has no other source of repayment and there can be no assurance that these renegotiations will be successful. Accordingly, the debentures are classified as short-term debt on the financial statements.

In November 2000, the Company entered into an agreement for a financial restructuring plan with its two largest stockholders, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC. Both of these Renaissance entities are managed by Renaissance Capital Group, Inc. The financial restructuring plan provides that the Renaissance entities will exchange all their outstanding convertible debentures, notes, and accrued interest into a new class of the Company's preferred stock.

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

The financial restructuring plan is subject to stockholder approval at the annual meeting of the stockholders scheduled to be held on May 10, 2001. The Company currently does not have a sufficient number of shares of Common Stock authorized to accommodate these transactions. The Company is seeking stockholder approval to amend its certificate of incorporation to increase the number of authorized shares of Common Stock.


NOTE 4 - BUSINESS SEGMENTS

Information for the Company's reportable segments for the three and nine months ended March 31, 2001 and 2000 is as follows:


                                     For the Three Months Ended            For the Nine Months Ended
                                               March 31,                            March 31,
                                   -------------------------------       -------------------------------
                                       2001               2000               2001               2000
                                   ------------       ------------       ------------       ------------

Sales
   B&B Electromatic, Inc.          $  1,114,929       $  1,200,921       $  3,473,569          4,102,666
   Intelli-Site, Inc.                    93,714            308,680            296,926            875,117
                                   ------------       ------------       ------------       ------------
                                   $  1,208,643       $  1,509,601       $  3,770,495       $  4,977,783
                                   ============       ============       ============       ============

Income (loss) from operations
   B&B Electromatic, Inc.          $     28,150       $     13,950       $    135,048       $    303,450
   Intelli-Site, Inc.                  (342,932)          (584,318)        (1,479,201)        (1,483,942)
   Corporate                           (317,842)          (391,266)          (903,372)        (1,060,863)
                                   ------------       ------------       ------------       ------------
                                   $   (632,624)      $   (961,634)      $ (2,247,525)      $ (2,241,355)
                                   ============       ============       ============       ============

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Sales. The Company's total sales decreased by $0.3 million, or 20%, to $1.2 million during the quarter ended March 31, 2001 from $1.5 million during the quarter ended March 31, 2000. Sales at the Company's Intelli-Site, Inc. subsidiary decreased from $0.3 million during the quarter ended March 31, 2000 to $0.1 million during the quarter ended March 31, 2001, primarily due to a large end-user system installation project in the quarter ended March 31, 2000. In addition, sales at the Company's B&B Electromatic, Inc. subsidiary decreased from $1.2 million in the quarter ended March 31, 2000 to $1.1 million in the quarter ended March 31, 2001, primarily due to a decline in the volume of perimeter security sales. For the quarter ended March 31, 2001, approximately 92% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 80% for the quarter ended March 31, 2000.

Gross Margin. Gross margin as a percent of sales increased to 37% during the quarter ended March 31, 2001 from 25% during the quarter ended March 31, 2000. This gross margin increase is due to the increase in software only sales at the Company's Intelli-Site subsidiary. Software sales generally have higher gross margins than either end-use system installations or the B& B product line.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately 23% or $0.3 million during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000, due to the reallocation of programming personnel amounting to approximately $22,000 to the research and product development department. In addition, various cost-cutting measures were continuing to be implemented company wide during the quarter ending March 31, 2001.

Research and Product Development. Research and product development expenses increased by approximately 21% or $18,000 during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. This increase is primarily due to the reallocation of programming personnel to the research and product development department at the Company's Intelli-Site subsidiary.

Interest Expense. Interest expense increased by approximately $135,000 during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000, due to additional debt required to meet working capital needs.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

Sales. The Company's total sales decreased by $1.2 million, or 24%, to $3.8 million during the nine months ended March 31, 2001 from $5.0 million during the nine months ended March 31, 2000. Sales at the Company's Intelli-Site, Inc. subsidiary decreased from $0.9 million during the nine months ended March 31, 2000 to $0.3 million during the nine months ended March 31, 2001, primarily due to the installation of a large end-user system project during the nine months ended March 31, 2000. In addition, sales at the Company's B&B Electromatic, Inc. subsidiary decreased from $4.1 million during the nine months ended March 31, 2000 to $3.5 million during the nine months ended March 31, 2001, primarily due to a decline in the volume of road and bridge sales. For the nine months ended March 31, 2001, approximately 92% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 82% for the nine months ended March 31, 2000.

Gross Margin. Gross margin as a percent of sales remained comparable at approximately 33% for the nine months ended March 31, 2001 and March 31, 2000.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately 15% or $0.5 million during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. This decrease is due to the reallocation of programming personnel of approximately $0.1 million to the research and product development. In addition, implementation of various cost cutting measures were initiated during the nine month period ending March 31, 2001.

Research and Product Development. Research and product development expenses increased by approximately 41% or $115,000 during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. This increase is primarily due to the reallocation of programming personnel to the research and product development department at the Company's Intelli-Site subsidiary.

Interest Expense. Interest expense increased by approximately $186,000 during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000, due to additional debt required to meet working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased by $20,458 during the nine months ended March 31, 2001. At March 31, 2001, the Company had $79,178 in cash and cash equivalents and had $490,000 outstanding under its accounts receivable factoring facility. The factoring facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to $0.8 million, subject to availability under its borrowing base.

For the nine months ended March 31, 2001, the Company's operating activities used $1,710,027 of cash compared to $2,041,353 of cash used in operations during the nine months ended March 31, 2000. The decrease in cash used in operations is primarily due to an increase in accounts payable.

The Company used $41,270 for the purchase of property and equipment during the nine months ended March 31, 2001, compared to $87,325 for the nine months ended March 31, 2000.

During the nine months ended March 31, 2001, the Company financed its operations with cash flows from long-term borrowings of $1,971,860 compared to $827,390 during the nine months ended March 31, 2000.

The Company made payments of $117,877 on debt and other liabilities during the nine months ended March 31, 2001, compared to payments of $427,146 on debt and other liabilities during the nine months ended March 31, 2000.

The Company is in default of the covenants for the convertible debentures issued to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. The Renaissance convertible debentures are secured by equity, assets and future contracts, have an interest rate of 9% of outstanding principal balance and are due in monthly installments though December 2003. Monthly principal installments are $10 per $1,000 of the then remaining principal amount of the debenture and were to commence beginning in December 1999 through maturity. These principal payments have not yet begun. At March 31, 2001, the principal amount of these convertible debentures in default was $4.6 million, of which $619,154 is outstanding as of March 31, 2001. The Company has not received notice of default and is currently in negotiations to restructure this debt. The Company currently has no other source of repayment and there can be no assurance that these renegotiations will be successful. Accordingly, the debentures are classified as short-term debt on the financial statements.

In November 2000, the Company entered into an agreement for a financial restructuring plan with its two largest stockholders, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust PLC. Both of these Renaissance entities are managed by Renaissance Capital Group, Inc. The financial restructuring plan provides that the Renaissance entities will exchange all their outstanding convertible debentures, notes, and accrued interest into a new class of the Company's preferred stock.

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

The financial restructuring plan is subject to stockholder approval at the annual meeting of the stockholders scheduled to be held on May 10, 2001. The Company currently does not have a sufficient number of shares of Common Stock authorized to accommodate these transactions. The Company is seeking stockholder approval to amend its certificate of incorporation to increase the number of authorized shares of Common Stock.

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At April 30, 2001, the Company's backlog was approximately $1.4 million. The Company expects that it will fill the majority of this backlog by March 31, 2002.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

On March 15, 2001, the Company filed with the Secretary of State of the State of Delaware the following amendments to three of the Company's certificates of designations for preferred stock: (a) a Certificate of Decrease for the Company's Series A $20 Convertible Preferred Stock to retire 65,500 shares of that series of preferred stock, (b) a Certificate of Elimination for the Company's Series B $20 Convertible Preferred Stock to eliminate from the Company's certificate of incorporation all matters set forth in the certificate of designation regarding the Series B $20 Convertible Preferred Stock, and (c) a Certificate of Elimination for the Company's Series C $20 Convertible Preferred Stock to eliminate from the Company's certificate of incorporation all matters set forth in the certificate of designation regarding the Series C $20 Convertible Preferred Stock. These three amendments to the certificates of designation are attached as exhibits to this quarterly report on Form 10-QSB and are incorporated herein by reference thereto.

Item 3.  Defaults Upon Senior Securities.

The Company is in default of the covenants for the convertible debentures issued to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. The Renaissance convertible debentures are secured by equity, assets and future contracts, have an interest rate of 9% of outstanding principal balance and are due in monthly installments though December 2003. Monthly principal installments are $10 per $1,000 of the then remaining principal amount of the debenture and were to commence beginning in December 1999 through maturity. These principal payments have not yet begun. At March 31, 2001, the principal amount of these convertible debentures in default was $4.6 million, of which $619,154 is outstanding as of March 31, 2001. The Company has not received notice of default and is currently in negotiations to restructure this debt. The Company currently has no other source of repayment and there can be no assurance that these renegotiations will be successful. Accordingly, the debentures are classified as short-term debt on the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

     EXHIBIT NO.  DESCRIPTION

         4.1      Certificate of Decrease of Series A $20 Convertible Preferred
                  Stock

         4.2 Certificate of Elimination of Series B $20 Convertible Preferred Stock

         4.3 Certificate of Elimination of Series C $20 Convertible Preferred Stock

(b) Reports filed on Form 8-K.

         Form 8-K filed March 9, 2001, filing certain notes and warrants thereto.

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

                                   Integrated Security Systems, Inc.
                              -------------------------------------------
                                             (Registrant)



Date:      May 9, 2001        /s/ C. A. RUNDELL, JR.
                              -------------------------------------------
                              C. A. Rundell, Jr.
                              Director, Chairman of the Board, and
                              Chief Executive Officer (Principal
                              Executive and Financial Officer)


Date:      May 9, 2001        /s/ RICHARD B. POWELL
                              -------------------------------------------
                              Richard B. Powell
                              Vice President, Chief Accounting
                              Officer (Principal Accounting Officer)

                               INDEX TO EXHIBITS


     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------

         4.1      Certificate of Decrease of Series A $20 Convertible Preferred
                  Stock

         4.2      Certificate of Elimination of Series B $20 Convertible
                  Preferred Stock

         4.3      Certificate of Elimination of Series C $20 Convertible
                  Preferred Stock