Form 10KSB
period 2001-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2001-10-15
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                   FORM 10-KSB

                                 ---------------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-11900

                                 --------------

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

                                 ---------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                  Title of Each Class
                  --------------------
             Common stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $5,311,194

As of August 31, 2001, 10,782,417 shares of the Registrant's common stock and 1,340,505 warrants, entitling holders to purchase 3,552,338 shares of common stock, were outstanding.

On August 31, 2001, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,543,964. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding on August 31, 2001 by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the close price of the registrant's common stock on August 31, 2001, as reported on the over-the-counter market.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

Documents Incorporated by Reference: None.



--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Item No.                                                                                                       Page
--------                                                                                                       ----

                                                       PART I


    1.     Description of Business................................................................................3

    2.     Description of Property................................................................................8

    3.     Legal Proceedings......................................................................................8

    4.     Submission of Matters to a Vote of Security Holders....................................................9


                                                       PART II


    5.     Market for Common Equity and Related Stockholder Matters..............................................11

    6.     Management's Discussion and Analysis or Plan of Operation.............................................14

    7.     Financial Statements..................................................................................19

    8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................37


                                                      PART III


    9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of the Exchange Act................................................................37

   10.     Executive Compensation................................................................................39

   11.     Security Ownership of Certain Beneficial Owners and Management........................................41

   12.     Certain Relationships and Related Transactions........................................................43

   13.     Exhibits and Reports on Form 8-K......................................................................44







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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company was formed in December 1991 as a Delaware corporation. The Company became publicly traded in April 1993. The Company designs, develops, manufactures, distributes and services security and traffic control products used in the commercial, industrial and government sectors through two wholly owned subsidiaries, B&B Electromatic, Inc. and Intelli-Site, Inc. B&B's products are used in thousands of locations across the country.

The Company has experienced unanticipated delays in the completion of its Intelli-Site(R) software product and has not met the anticipated sales levels for this product. In addition, the audit report of Grant Thornton LLP, the Company's independent auditors, for the Company's consolidated financial statements for the year ended June 30, 2001 states that in fiscal 2001 and 2000 the Company has suffered significant losses from operations and at June 30, 2001 had a stockholders' deficit of $7,012,255. The audit report further states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

INTELLI-SITE, INC.

Computer software that allows automated integration enables a customer to decouple the selection of software from hardware, so that a customer can mix and match different hardware, from various manufacturers, into a single, integrated security system. Within the security industry, it is generally





--------------------------------------------------------------------------------
accepted that automated integration of products improves productivity, response time and accuracy. Automated integration of products also reduces loss, which in turn reduces insurance premiums. Intelli-Site, Inc. develops software that provides automated integration for the security industry. This software, named Intelli-Site(R), allows automatic integration that can break the stranglehold of closed systems that proprietary system providers have on customers. The open system design provided by Intelli-Site(R) can integrate products, such as hardware and devices, from different vendors, to provide a tailored solution to unique customer requirements.

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

New Business

B&B has developed a railroad safety barrier gate that is targeted for highway railroad crossings with high accident incident rates, blind curves, high frequency of hazardous rail transport, whistle-ban zones, multiple track crossings and high-speed rail corridors. In November 1998, after two years of development and testing, the Federal Highway Administration accepted B&B's patented safety barrier gate. B&B has






--------------------------------------------------------------------------------
an eighteen-year patent on this safety barrier gate, expiring in September 2018. This patent is significant because B&B's railroad safety barrier gate is the only product of its kind presently on the market.

In August 2000, the Federal Highway Administration determined that the safety barrier gate is in compliance with their fail-safe requirement. The Federal Highway Administration only accepts safety barrier gates designed to improve safety at highway railroad crossings without the necessity of grade separations, such as bridges or underpasses. Federal funding of approximately $160 million per year is available for upgrading the safety of the more than 262,000 existing highway railroad crossings. Additional federal and state funding is available for highway railroad crossings on high-speed rail corridors, which have mandated upgrade requirements.

B&B anticipates that the available market for its railroad safety barrier gate will increase substantially. Penetration into this market, however, may require a relatively long sales cycle due to federal funding approvals.

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

BACKLOG

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At August 31, 2001, the Company's backlog was approximately $1.5 million. The Company expects that it will fill the majority of this backlog by December 31, 2002.

PRODUCT DESIGN AND DEVELOPMENT

As of August 31, 2001, the Company has four employees dedicated to research, development and product engineering. During fiscal year 2000 the Company spent approximately $386,899 on research and development, primarily related to the development and enhancement of Intelli-Site(R). During fiscal year 2001, the Company spent approximately $525,946 on research and development, also primarily related to the development and enhancement of Intelli-Site(R).

COMPETITION

Intelli-Site, Inc.

Many companies across the industry use the term "integrated security system" to describe their products and services. In fact, an integrated security system can range very limited fixed function systems "integrating" as few as two sub-systems to feature-rich, real-time sophisticated software systems, including custom coded integrated solutions. Differences in functionality, performance, and price among integrated security systems vary greatly. Intelli-Site NT has the capability to compete across the entire spectrum of integrated security systems. Consequently, Intelli-Site NT has a diverse set of competitors, depending on the complexity of the integration effort. Intelli-Site NT's competitors generally fall into one





--------------------------------------------------------------------------------
of three categories: (a) access control manufacturers, (b) "pure" integrated systems platforms and (c) custom software developers.

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

"Pure" Integrated Systems Platforms

"Pure" integrated system providers, such as Intelli-Site, offer integration platforms that are non-proprietary and able to integrate across any device or sub-system. Integrated system providers can integrate products, such as hardware or devices, across the industry from different vendors. The Company has identified three third-party providers that supply software that competes with Intelli-Site NT. These competitors are LARES Technology, Inc., Lenel Systems International, Inc., and Integral Technologies, Inc. It is estimated that in 1998, "pure" integrated systems platform products accounted for less than 2% of the $170 million software systems integration market. Software system integration is the integration of various types of systems utilizing software technology. The software systems integration market includes access control manufacturers; "pure" integrated system platforms and custom software developers. The software systems integration market is a segment of the $3.4 billion systems integration market. The systems integration market encompasses all industries that integrate any type of system by utilizing various means and processes. None of the identified competitors has established itself as a clear market leader.

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




--------------------------------------------------------------------------------

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

EMPLOYEES

As of June 30, 2001, the Company employed 52 people, all in full-time positions. None of the Company's employees are subject to collective bargaining agreements. The Company believes that relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

B&B Electromatic, Inc. owns its manufacturing and office facility in Norwood, Louisiana. This facility consists of approximately 26,000 square feet of manufacturing and office space on five acres of land. The Company has a mortgage on this property. At September 14, 2001, the principal amount of the mortgage was $663,889. The interest rate is 10% and the amortization provisions are standard. There are no prepayment provisions and the mortgage matures on September 14, 2003. The balance due on the maturity date is approximately $500,000.

The Company occupies 9,440 square feet of office and warehouse space in Irving, Texas. The lease for the Irving facility expires on December 31, 2004. The monthly rent of this lease is $7,709, plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

The Company believes that the Louisiana and Texas properties are in good condition. The Company also believes that the properties, equipment, fixtures and other assets of the Company located within the Company's facilities are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreements described above are not renewed, and that its existing facilities are suitable and adequate to meet current requirements.

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


--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As contemplated in the Company's Proxy Statement for the annual meeting of stockholders which was concluded on May 10, 2001, the Company's stockholders elected C. A. Rundell, Jr., Alan M. Arsht, William D. Breedlove, Russell Cleveland, Robert M. Galecke, John P. Jenkins and Frank R. Marlow as directors of the Company to serve until the next annual meeting of stockholders. The Company's stockholders also considered the following proposals:

         1. To approve of the Company's financial restructuring plan, which consisted of the following:

         o the amendment of the Company's certificate of incorporation to authorize 80,000 shares of a new Series F preferred stock and 300,000 shares of a new Series G preferred stock;

         o the issuance to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (known together as "Renaissance") of 41,439 shares of Series F preferred stock in exchange for aggregate principal of $1.0 million in promissory notes of the Company together with accrued interest;

         o the issuance to Renaissance of 268,711 shares of Series G preferred stock in exchange for all other promissory notes and convertible debentures of the Company held by Renaissance, constituting $6.7 million, including accrued interest;

         o the issuance to C. A. Rundell, Jr. of 2,077 shares of Series F preferred stock in exchange for the promissory note of the Company held by Mr. Rundell in the principal amount of $50,000 together with accrued interest;

         o the issuance to C. A. Rundell, Jr. and The Rundell Foundation of 13,091 shares of Series G preferred stock in exchange for the promissory notes of the Company held by them in the aggregate principal amount of $300,000 together with accrued interest; and

         o the issuance to HBW Investment Partners II, L.P. and HBW Capital Fund, L.P. of 12,213 shares of Series F preferred stock in exchange for the promissory notes of the Company held by HBW in the aggregate principal amount of $300,000 together with accrued interest.

         2. To approve the amendment to the Company's certificate of incorporation to increase the number of shares of Common Stock from 35,000,000 to 75,000,000;

         3. To approve the amendment to the Company's certificate of incorporation to reduce the liquidation preference of the Series D preferred stock until (a) all of the shares of Series F and Series G preferred stock have been converted and/or redeemed, or (b) the holders of Series F and Series G preferred stock have received a certain amount of other dividends and/or other distributions;

         4. To approve the amendment to the Company's 1997 Omnibus Long-Term Incentive Plan to increase the number of shares of Common Stock which may be issued under the plan from 2,000,000 to 7,500,000; and

         5. To transact such other business as may properly come before the annual meeting or any adjournments or postponements thereof.



--------------------------------------------------------------------------------

Each of the foregoing proposals, including the election of directors, were approved at the Company's annual meeting of stockholders. Each board nominee received the number of votes indicated below.

                                       COMMON STOCK                 SERIES D PREFERRED STOCK
                               ----------------------------       ----------------------------
                                                 VOTES CAST                         VOTES CAST
                                VOTES CAST       AGAINST OR        VOTES CAST       AGAINST OR
      NOMINEE                  FOR ELECTION       WITHHELD        FOR ELECTION       WITHHELD
--------------------           ------------      ----------       ------------      ----------
C. A. Rundell, Jr.              10,240,572         541,845         2,187,500          131,250
Alan M. Arsht                   10,240,572         541,845         2,187,500          131,250
William D. Breedlove            10,240,572         541,845         2,187,500          131,250
Russell Cleveland               10,240,572         541,845         2,187,500          131,250
Robert M. Galecke               10,240,572         541,845         2,187,500          131,250
John P. Jenkins                 10,240,572         541,845         2,187,500          131,250
Frank R. Marlow                 10,240,572         541,845         2,187,500          131,250


With respect to the approval of Proposal 1 described above, the votes cast for and against, as well as the number of abstentions were as follows:

                                            ABSTENTIONS AND
         FOR                AGAINST        BROKER NON-VOTES
         ---                -------        ----------------
      8,735,798             146,170            4,219,199

With respect to the approval of Proposal 2 described above, the votes cast for and against, as well as the number of abstentions were as follows:

                                            ABSTENTIONS AND
         FOR                AGAINST        BROKER NON-VOTES
         ---                -------        ----------------
      7,321,899            1,561,869           4,217,399


With respect to the approval of Proposal 3 described above, the votes cast for and against, as well as the number of abstentions were as follows:

                                            ABSTENTIONS AND
         FOR                AGAINST        BROKER NON-VOTES
         ---                -------        ----------------
      7,311,549            1,566,619           4,222,999

With respect to the approval of Proposal 4 described above, the votes cast for and against, as well as the number of abstentions were as follows:

                                            ABSTENTIONS AND
         FOR                AGAINST        BROKER NON-VOTES
         ---                -------        ----------------
      7,304,799            1,579,269           4,217,099





--------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's preferred stock is not publicly traded. The Company's Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IZZI."

The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock on the Over-the-Counter Bulletin Board market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in the Company's securities may at times be moderately illiquid due to low volume.

                                          COMMON STOCK
                                     ---------------------
                                       HIGH          LOW
                                     --------     --------
Fiscal 2001
            First Quarter            $ 0.7188     $ 0.4688
            Second Quarter             0.5312       0.1094
            Third Quarter              0.4219       0.1406
            Fourth Quarter             0.4000       0.2600
Fiscal 2000
            First Quarter            $ 0.6875     $ 0.5938
            Second Quarter             0.7500       0.4375
            Third Quarter              0.5625       0.4688
            Fourth Quarter             0.7188       0.4063

On September 7, 2001, the last reported sales prices for the Common Stock as reported on the Over-the-Counter Bulletin Board was $0.32.

HOLDERS

As of August 31, 2001, there were 10,782,417 shares of Common Stock outstanding and 1,340,505 warrants outstanding entitling holders to purchase 3,552,338 shares of Common Stock. The shares of Common Stock are held of record by approximately 141 holders and the warrants are held of record by approximately 21 holders, including those brokerage firms and/or clearing houses holding the Company's Common Stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

DIVIDEND POLICY

The Company has never declared or paid any dividends on the Company's Common Stock. The Company currently intends to retain future earnings, if any, for the operation and development of the Company's business and to repay outstanding debt. The Company does not intend to pay any dividends on the Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal 2001, the Company issued unregistered promissory notes and unregistered shares of preferred stock in connection with the transactions described below in this Item 5. The issuance of promissory notes and preferred stock was exempt from the registration requirements of the Securities Act




--------------------------------------------------------------------------------
of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the securities.

Issuances of Promissory Notes in Fiscal 2001

The following table summarizes the promissory notes that the Company issued to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (known together as "Renaissance") in August and September 2000. These notes were not convertible and accrued interest at a rate of 9% per year. The form of each of these notes is filed with the SEC as an exhibit to this Form 10-KSB.


                              AMOUNT OF PROMISSORY              AMOUNT OF PROMISSORY
                           NOTES ISSUED TO RENAISSANCE      NOTES ISSUED TO RENAISSANCE
                             CAPITAL GROWTH & INCOME             US GROWTH & INCOME
       DATE                     FUND III, INC.($)                   TRUST PLC($)                  MATURITY DATE
------------------         ---------------------------      ---------------------------           -------------
August 25, 2000                      100,000                          100,000                   November 19, 2000
September 15, 2000                   100,000                          100,000                   December 14, 2000
September 29, 2000                    50,000                           50,000                   December 29, 2000

On November 13, 2000, the Company entered into a letter agreement with Renaissance. This letter agreement, as amended, is filed with the SEC as an exhibit to this Form 10-KSB. Under the terms of the letter agreement, as amended, the Company issued an aggregate of $1.0 million of its secured convertible promissory notes to Renaissance, as detailed in the following table. These notes accrued interest at a rate of 8% per year and were secured by all of the assets of the Company and its subsidiaries. The notes were convertible into the Company's Common Stock at a conversion price of $0.20 per share. The form of each of these notes is filed with the SEC as an exhibit to this Form 10-KSB.

                                                               AMOUNT OF PROMISSORY
                               AMOUNT OF PROMISSORY               NOTES ISSUED TO
                            NOTES ISSUED TO RENAISSANCE             RENAISSANCE
                              CAPITAL GROWTH & INCOME           US GROWTH & INCOME
       DATE                      FUND III, INC.($)                 TRUST PLC($)                   MATURITY DATE
------------------         ---------------------------      ---------------------------           -------------
October 20, 2000                       100,000                        100,000                   February 17, 2001
November 3, 2000                       100,000                        100,000                       March 3, 2001
November 17, 2000                      100,000                        100,000                      March 17, 2001
December 22, 2000                       75,000                         75,000                      April 21, 2001
January 12, 2001                       125,000                        125,000                        May 12, 2001
April 11, 2001                         150,000                        150,000                      August 9, 2001

On November 17, 2000, C. A. Rundell, Jr., Chairman of the board of directors and chief executive officer of the Company, loaned the Company $50,000 pursuant to a convertible promissory note at an interest rate of 8% per year, due and payable on demand, with a conversion price of $0.20 per share.

On February 27, 2001, HBW Investment Partners II, L.P. loaned the Company $157,474 pursuant to a promissory note. Also on February 27, 2001, HBW Capital Fund, L.P. loaned the Company $142,526 pursuant to a promissory note. William D. Breedlove, a member of the board of directors of the Company, is managing director of each of the HBW entities. Both of these promissory notes accrued interest at a rate of 9% a year and were due and payable 120 days from the date of issue. The conversion price on both of these notes was $0.20 per share.

In connection with these promissory notes, the Company issued a warrant to HBW Investment Partners II, L.P. to purchase 131,228 shares of Common Stock at a price of $0.20 per share, at any time during the five-year period beginning on February 27, 2001. The Company also issued a warrant to HBW Capital




--------------------------------------------------------------------------------

Fund, L.P. to purchase 118,772 shares of Common Stock at a price of $0.20 per share, at any time during the five-year period beginning on February 27, 2001.

At the annual meeting of stockholders concluded on May 10, 2001, the stockholders approved of the Company's financial restructuring proposal, which included issuances of Series F preferred stock and Series G preferred stock, as described in "Item 4. Submission of Matters to a Vote of Security Holders" above. Specifically, the Series F preferred stock and Series G preferred stock issuances were in exchange for the cancellation of all promissory notes and convertible debentures issued by the Company and in existence prior to the stockholders meeting.

Issuances of Preferred Stock in Fiscal 2001

On May 24, 2001, the Company received $150,000 in cash from each of the Renaissance entities in exchange for the 6,000 shares of the Company's Series G preferred stock to each of the Renaissance entities. On July 27, 2001, the Company received $100,000 in cash from each of the Renaissance entities in exchange for 3,000 shares of the Company's Series G cumulative convertible preferred stock and 1,000 shares of its Series F cumulative convertible preferred stock to each of the Renaissance entities.

The Series F preferred stock and Series G preferred stock are convertible, at the option of the holder, into shares of the Company's Common Stock at an initial conversion rate of 125 shares of Common Stock for each share of preferred stock, based on an initial conversion price of $0.20 per share. The initial conversion price may be adjusted to prevent dilution as a result of issuances of Common Stock at a purchase price less than the conversion price then in effect. The initial conversion price will not be adjusted for the issuance of Common Stock pursuant to the conversion of Series F preferred stock or Series G preferred stock, pursuant to outstanding employee stock options or warrants, or the issuance of up to 1,500,000 shares of Common Stock upon exercise of future employee stock options. If there is a stock dividend, stock split or subdivision of shares of Common Stock into a greater number of shares, the conversion price will be proportionately decreased. If there is a combination of shares of Common Stock into a smaller number of shares, the conversion price will be proportionately increased.




--------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company's executive offices are located at 8200 Springwood Drive, Suite 230, Irving, Texas 75063. The Company's telephone number is (972) 444-8280. The Company is a Delaware corporation.

The audit report of Grant Thornton LLP, the Company's independent auditors, for the Company's consolidated financial statements for the year ended June 30, 2001 states that in fiscal 2001 and 2000 the Company has suffered significant losses from operations and at June 30, 2001 had a stockholders' deficit of $7,012,255. The audit report further states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company cannot predict any material trends, events or uncertainties that may affect the Company, its subsidiaries, their businesses and financial condition.

RESULTS OF OPERATIONS

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

Sales. The Company's total sales decreased by $1.3 million, or 19%, during the fiscal year ended June 30, 2001, from $6.6 million in fiscal 2000. This decrease is primarily due to a decrease in project revenue of approximately $0.9 million at the Company's Intelli-Site, Inc. subsidiary consistent with the Company's previously announced business refocus on software development. Sales at the B&B Electromatic, Inc. ("B&B") subsidiary decreased by $0.4 million due to a decrease in perimeter security sales. For the twelve months ended June 30, 2001, approximately 94% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 82% for the twelve months ended June 30, 2000.

Cost of Sales. Cost of sales as a percentage of sales remained comparable at 68% for the fiscal year ended June 30, 2001 and at 67% for the fiscal year ended June 30, 2000. For the twelve months ended June 30, 2001, approximately 89% of the Company's cost of sales were related to the products manufactured by the Company, compared to 73% for the twelve months ended June 30, 2000. This increase in the percentage of cost of sales related to manufactured products is due to a decrease in costs related to the project revenue decrease at the Intelli-Site, Inc. subsidiary.

Gross Margin. The gross margin percentage decreased from 33% in fiscal 2000 to 32% in fiscal 2001. The decrease was primarily due to an unfavorable change in product mix sales at the B&B subsidiary, partially offset by a slight increase in gross margin percentage at the Intelli-Site subsidiary.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 6% or by $0.3 million during the fiscal 2001 period due to overall company reduction in staffing and operating expenses.

Research and Development. Research and development expenses increased approximately $140,000 during fiscal period 2001due to increased expenditures at the Intelli-Site subsidiary in order to both stabilize and enhance the Intelli-Site(R) product.

Interest Expense. During fiscal 2001, interest expense increased by approximately $114,000. This increase is due to higher levels of borrowings during the fiscal 2001 period.




--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Cash Position

The Company's cash position decreased $29,054 during the fiscal year 2001. At June 30, 2001, the Company had $70,582 in cash and cash equivalents and $363,883 outstanding under its accounts receivable factoring facility. This accounts receivable factoring facility is explained in greater detail below in this section.

Operating Activities

For the fiscal year ended June 30, 2001, the Company's operating activities used $2,138,242 of cash compared to $2,546,753 of cash used during the fiscal year ended June 30, 2000, a difference of $408,511. This $408,511 decrease in cash used in operating activities in fiscal 2001 is primarily due to increases in accounts payable - trade, offset by the increase in the net loss.

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

This accounts receivable factoring facility expires September 3, 2001, and can be extended at the discretion of the Company. The Company may sell its eligible accounts receivable at an advance rate of 80%, less an adjustable factoring fee, or service charge, of 1.5% to 2.0% of the amount of accounts receivable sold. The factor has recourse to the 20% residual of aggregate accounts receivable purchased and outstanding. The factor may require the Company to repurchase all or any portion of the accounts receivable unpaid following 90 days after its due date. The interest rate charged is equal to the prime rate charged by Chase Bank of Texas, N.A. plus 2% per annum. The monthly minimum borrowing amount is $200,000 and the maximum monthly borrowing amount is $800,000, subject to availability under the Company's borrowing base. This facility is secured by the accounts receivable and inventory of the Company's B&B Electromatic, Inc. subsidiary and is guaranteed by the Company and Intelli-Site, Inc. The Company believes borrowing under this accounts receivable factoring facility, combined with results from operations, will be sufficient to finance future cash requirements at B&B Electromatic, Inc. for the fiscal year ended June 30, 2002. The cash that the Company receives from the accounts receivable factoring facility is also used to support Company-wide operations.

Prior Issuances of Convertible Debentures

In December 1996, the Company entered into a convertible debenture financing with Renaissance to finance the purchase of Golston Company, Inc. The Company issued a $2.3 million convertible debenture to each of the two Renaissance entities, for an aggregate of $4.6 million of convertible debentures. The Renaissance convertible debentures had an annual interest rate of 9% of outstanding principal balance.





--------------------------------------------------------------------------------

The debentures, plus interest, were due on December 1, 2003. The debentures were secured by substantially all of the Company's assets.

The debentures were convertible into shares of the Company's Common Stock at an initial conversion price of $1.05 per share. On March 26, 1998, as a result of the Company's failure to achieve required financial milestones for the quarter ended December 31, 1997, the conversion rate on the Renaissance convertible debentures was reduced to $0.549, the average closing price of the Company's Common Stock for the 20-day period beginning on the date of the public announcement of its financial results for the quarter ended December 31, 1997. Monthly principal installments were to commence in December 1999 through maturity. The Company never made any principal payments.

Until the Company's financial restructuring on May 10, 2001, which is described in "Item 4. Submission of Matters to a Vote of Security Holders" above, the Company was in default of the covenants for the $4.6 million of convertible debentures issued to Renaissance.

Prior Issuance of Notes

In the fall of 1998, the Company required additional funding as a result of continuing operating losses. Renaissance loaned the Company $600,000 in exchange for promissory notes at 9% interest due and payable in February 1999. These notes were refinanced as demand notes on February 22, 1999 with all other terms and conditions remaining the same as the original notes. As described in "Item
4. Submission of Matters to a Vote of Security Holders" above, at the Company's annual meeting of stockholders concluded on May 10, 2001, these demand notes were converted into shares of the Company's preferred stock.

Prior Issuance of Preferred Stock

In October and November 1999, the Company raised $1.855 million through a private placement of 92,750 shares of preferred stock. In consideration for the $1.855 million, the Company received $1,688,021 in cash, converted $87,402 of other liabilities into preferred stock and paid $79,577 in fees associated with the preferred stock placement. The preferred stock provides for dividends of 9% per annum and is convertible into Common Stock at a rate of 25 common shares for each preferred share. Each investor in the private placement also received a warrant to purchase 16 2/3 shares of common stock for each share of preferred stock purchased. The warrant exercise price is $1.00 per share and the warrants expire in October 2004.

Additional Debt Service Obligations

As described in greater detail in "Item 5. Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," during the fiscal year ended June 30, 2001, the Company financed its operations with cash flows from long-term borrowings of $2,170,000. The Company made payments of $170,124 on debt.

As discussed in "Item 2. Description of Property" above, the Company has a mortgage on B&B Electromatic, Inc.'s facility. At September 14, 2001, the principal amount of the mortgage was $663,889. The interest rate is 10% and the amortization provisions are standard. There are no prepayment provisions and the mortgage matures on September 14, 2003. The balance due on the maturity date is approximately $500,000.




--------------------------------------------------------------------------------

The Company does not have any material commitments to purchase property and equipment in fiscal 2002. The Company does not have any material funding requirements for software and other products under development.

Property and Equipment

The Company used $53,944 for the purchase of property and equipment during fiscal 2001 compared to $110,298 for the previous fiscal 2000 period. This decrease is primarily due to a reduction in the amount of capitalized computer equipment purchased company wide.

Additional Sources of Financing

The Company's liabilities are currently in excess of its assets and the Company has experienced significant losses during fiscal 2000 and 2001. Management expects losses to continue through the majority of fiscal 2002. In order to meet working capital needs, the Company will need to receive additional financing either through the sale of assets of the Company or its subsidiaries, equity placement and/or additional debt. Failure to receive financing could jeopardize the Company's ability to continue to operate.

On May 10, 2001 the Company received stockholder approval of a financial restructuring plan. Pursuant to the terms and conditions of the financial restructuring, the following actions were taken by the Company:

         o the amendment of the Company's certificate of incorporation to authorize 80,000 shares of a new Series F preferred stock and 300,000 shares of a new Series G preferred stock;

         o the issuance to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (known together as "Renaissance") of 41,439 shares of Series F preferred stock in exchange for aggregate principal of $1.0 million in promissory notes of the Company together with accrued interest;

         o the issuance to Renaissance of 268,711 shares of Series G preferred stock in exchange for all other promissory notes and convertible debentures of the Company held by Renaissance, constituting $6.7 million, including accrued interest;

         o the issuance to C. A. Rundell, Jr. of 2,077 shares of Series F preferred stock in exchange for the promissory note of the Company held by Mr. Rundell in the principal amount of $50,000 together with accrued interest;

         o the issuance to C. A. Rundell, Jr. and The Rundell Foundation of 13,091 shares of Series G preferred stock in exchange for the promissory notes of the Company held by them in the aggregate principal amount of $300,000 together with accrued interest; and

         o the issuance to HBW Investment Partners II, L.P. and HBW Capital Fund, L.P. of 12,213 shares of Series F preferred stock in exchange for the promissory notes of the Company held by HBW in the aggregate principal amount of $300,000 together with accrued interest.

On May 24, 2001, the Company received an additional investment of $150,000 in cash from each of two Renaissance entities in exchange for 6,000 shares of the Company's Series G cumulative convertible preferred stock to each of the Renaissance entities.




--------------------------------------------------------------------------------

On July 27, 2001 the Company received an additional investment of $100,000 in cash from each of the two Renaissance entities in exchange for 3,000 shares of the Company's Series G cumulative convertible preferred stock and 1,000 shares of its Series F cumulative convertible preferred stock to each of the Renaissance entities.

BACKLOG

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At August 31, 2001, the Company's backlog was approximately $1.5 million. The Company expects that it will fill the majority of this backlog by December 31, 2002.

CAPITAL EXPENDITURES

During the year ended June 30, 2001, the Company acquired $53,944 of property and equipment with both short-term and long-term borrowings. The Company does not anticipate any significant capital expenditures during fiscal 2002.

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






--------------------------------------------------------------------------------

               INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM 7. FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----

Report of Independent Certified Public Accountants...............................................................20

Consolidated Balance Sheets as of June 30, 2001 and 2000.........................................................21

Consolidated Statements of Operations for the years ended June 30, 2001 and 2000.................................22

Consolidated Statements of Stockholders' Deficit for the years ended June 30, 2001 and 2000......................23

Consolidated Statements of Cash Flows for the years ended June 30, 2001 and 2000.................................24

Notes to Consolidated Financial Statements....................................................................25-36






--------------------------------------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders of Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Security Systems, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, in fiscal 2001 and 2000 the Company has suffered significant losses from operations and at June 30, 2001 had a stockholders' deficit of $7,012,255. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Dallas, Texas
August 3, 2001




--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                               JUNE 30,
                                                                                     ------------------------------
                                                                                         2001              2000
                                                                                     ------------      ------------

                                   ASSETS
Current assets:
   Cash and cash equivalents ......................................................  $     70,582      $     99,636
   Accounts receivable, net of allowance for doubtful
     accounts of $89,943 and $58,847, respectively ................................     1,312,464         1,201,491
   Inventories ....................................................................       632,989           585,486
   Notes receivable ...............................................................            --            28,546
   Unbilled revenue ...............................................................         3,411           252,567
   Other current assets ...........................................................       110,433           112,718
                                                                                     ------------      ------------
     Total current assets .........................................................     2,129,879         2,280,444

   Property and equipment, net ....................................................       655,240           921,695
   Capitalized software development costs, net ....................................            --           113,713
   Other assets ...................................................................        14,410            16,898
                                                                                     ------------      ------------
     Total assets .................................................................  $  2,799,529      $  3,332,750
                                                                                     ============      ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable - trade .......................................................  $    926,076      $    582,717
   Accrued liabilities ............................................................       425,391           440,072
   Current portion of long-term debt ..............................................       494,959         6,135,260
                                                                                     ------------      ------------
     Total current liabilities ....................................................     1,846,426         7,158,049

Long-term debt ....................................................................       620,306           728,331

Preferred stock subject to redemption .............................................     7,345,052                --

Stockholders' deficit:
   Convertible preferred stock, $.01 par value, 750,000 shares authorized;
     160,845 and 102,250 shares respectively issued and outstanding (liquidation
     value of $3,509,875 and $2,045,000, respectively) ............................         1,608             1,023
   Common stock, $.01 par value, 75,000,000 shares authorized; 10,782,417
     and 10,564,145 shares, respectively, issued ..................................       107,824           105,641
   Additional paid in capital .....................................................    16,123,610        14,502,963
   Accumulated deficit ............................................................   (23,126,547)      (19,044,507)
   Treasury stock, at cost - 50,000 common shares .................................      (118,750)         (118,750)
                                                                                     ------------      ------------
   Total stockholders' deficit ....................................................    (7,012,255)       (4,553,630)
                                                                                     ------------      ------------
     Total liabilities and stockholders' deficit ..................................  $  2,799,529      $  3,332,750
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





--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      FOR THE YEARS ENDED
                                                                             JUNE 30,
                                                                 ------------------------------
                                                                     2001               2000
                                                                 ------------      ------------
Sales ......................................................     $  5,311,194      $  6,561,359
Cost of sales ..............................................        3,625,300         4,369,262
                                                                 ------------      ------------
Gross margin ...............................................        1,685,894         2,192,097

Operating expenses:
   Selling, general and administrative .....................        4,315,790         4,589,922
   Research and product development ........................          525,946           386,899
                                                                 ------------      ------------
                                                                    4,841,736         4,976,821
                                                                 ------------      ------------

Loss from operations .......................................       (3,155,842)       (2,784,724)

Other income (expense):
   Interest income .........................................               --            33,690
   Interest expense ........................................         (759,250)         (645,684)
                                                                 ------------      ------------

Loss before income taxes ...................................       (3,915,092)       (3,396,718)
Deferred income tax benefit ................................               --            51,856
                                                                 ------------      ------------

Net loss ...................................................       (3,915,092)       (3,344,862)


Preferred dividends ........................................         (166,498)         (107,467)
Beneficial conversion feature of preferred stock issued ....       (3,188,474)               --
                                                                 ------------      ------------

Net loss allocable to common stockholders ..................     $ (7,270,064)     $ (3,452,329)
                                                                 ============      ============


Weighted average common shares outstanding .................       10,656,034        10,508,510
                                                                 ============      ============

Basic and diluted loss per share ...........................     $      (0.68)     $      (0.33)
                                                                 ============      ============







               The accompanying notes are an integral part of the
                       consolidated financial statements.





--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                      CONVERTIBLE
                                    PREFERRED STOCK                 COMMON STOCK          ADDITIONAL
                              ---------------------------   ---------------------------    PAID IN      ACCUMULATED      TREASURY
                                 SHARES         AMOUNT         SHARES         AMOUNT       CAPITAL        DEFICIT          STOCK
                              ------------   ------------   ------------   ------------  ------------   ------------   ------------
Balance at July 1, 1999 ....        10,250   $        102     10,513,993   $    105,140  $ 12,704,653   $(15,592,178)  $   (118,750)
Preferred stock issuance ...        92,750            928                                   1,774,638
Preferred stock conversion .          (750)            (7)        15,000            150          (143)
Preferred stock dividends ..                                                                                (107,467)
Common stock issuance ......                                      35,152            351        23,815
Net loss ...................                                                                              (3,344,862)
                              ------------   ------------   ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2000 ...       102,250          1,023     10,564,145        105,641    14,502,963    (19,044,507)      (118,750)
Preferred stock issuance ...        58,595            585                                   1,464,296
Common stock issuance ......                                     112,158          1,122        23,878
Warrant issuance ...........                                                                   83,450
Warrant exercise ...........                                      97,714            977          (977)
Stock option issuance ......                                                                   50,000
Stock option exercise ......                                       8,400             84
Preferred stock dividends ..                                                                                (166,948)
Net loss ...................                                                                              (3,915,092)
                              ------------   ------------   ------------   ------------  ------------   ------------   ------------

Balance at June 30, 2001 ...       160,845   $      1,608     10,782,417   $    107,824  $ 16,123,610   $(23,126,547)  $   (118,750)
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






--------------------------------------------------------------------------------

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   FOR THE YEARS ENDED
                                                                        JUNE 30,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
Cash flows from operating activities:
   Net loss ...........................................     $ (3,915,092)     $ (3,344,862)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation .....................................          160,835           208,596
     Amortization .....................................          113,713           219,089
     Provision for bad debt ...........................           24,000            36,946
     Provision for warranty reserve ...................           77,500            55,000
     Provision/(credit) for inventory reserve .........          (24,517)            1,359
     Unbilled revenue .................................          249,156          (189,976)
     Loss on disposal of fixed assets .................          154,444                --
     Expenses paid with stock, warrants and options ...          133,450           111,712
     Changes in operating assets and liabilities:
       Accounts receivable ............................         (134,973)          171,988
       Inventories ....................................          (22,986)          (57,647)
       Notes receivable ...............................           28,546           311,454
       Deferred income taxes ..........................               --           205,384
       Other assets ...................................            4,773            38,612
       Accounts payable - trade .......................        1,033,431           (43,247)
       Accrued liabilities ............................          (20,522)         (271,161)
                                                            ------------      ------------
           Net cash used in operating activities ......       (2,138,242)       (2,546,753)
                                                            ------------      ------------

Cash flows from investing activities:
   Purchase of property and equipment .................          (53,944)         (110,298)
   Proceeds on the sale of equipment ..................            5,120                --
                                                            ------------      ------------
           Net cash used in investing activities ......          (48,824)         (110,298)
                                                            ------------      ------------

Cash flows from financing activities:
   Issuance of preferred stock ........................          300,000         1,688,021
   Issuance of common stock ...........................           25,084                --
   Dividends on preferred stock .......................         (166,948)         (107,467)
   Payments of debt ...................................         (170,124)         (613,786)
   Proceeds from debt .................................        2,170,000         1,538,806
                                                            ------------      ------------
           Net cash provided by financing activities ..        2,158,012         2,505,574
                                                            ------------      ------------

Decrease in cash and cash equivalents .................          (29,054)         (151,477)
Cash and cash equivalents at beginning of period ......           99,636           251,113
                                                            ------------      ------------
Cash and cash equivalents at end of period ............     $     70,582      $     99,636
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




--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Integrated Security Systems, Inc. was formed in December 1991. The Company has two wholly-owned subsidiaries: Intelli-Site, Inc., a developer and retail seller of PC-based control systems which integrate discrete security devices; and B&B Electromatic, Inc., a gate and barrier engineering and manufacturing facility.

2. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the Company and its subsidiaries:
B&B Electromatic, Inc. and Intelli-Site, Inc. All significant intercompany transactions and balances have been eliminated.

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

INCOME TAXES

The Company accounts for income taxes using the liability method. Under the liability method, deferred taxes are provided for tax effects of differences in the basis of assets and liabilities arising from differing treatments for financial reporting and income tax purposes using currently enacted tax rates. Valuation allowances are recorded when it is more likely than not that a tax benefit will not be realized prior to the expiration of the carryforward periods.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

The Company recognizes revenue from sales at either the time of shipment or by percentage of completion for installations of security systems. The Company's accounts receivable are generated from a large number of customers in the traffic and security products markets. No single customer accounted for 10% or more of revenues during the years ended June 30, 2001 or 2000.

UNBILLED REVENUE

The Company recognizes revenue on system installation contracts as services are performed, which results in unbilled or unearned revenues based on billing provisions in the contract.




--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized costs are amortized over the greater of the revenue method or the straight-line method over five years. Amortization expense for the years ended June 30, 2001 and 2000 was $113,713 and $219,089, respectively. Accumulated amortization at June 30, 2001 was $839,996 and at June 30, 2000 was $723,283.

The Company expenses all other research and product development costs as they are incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company's accounts receivable, notes receivable, and long-term debt approximate the fair values of such financial instruments.

NET LOSS PER SHARE

The Company computes basic loss per common share using the weighted average number of common shares. At June 30, 2001 and 2000, there were 47,686,416 and 12,503,022 potentially dilutive common shares, which were not included in weighted average shares outstanding because their effect is antidilutive.

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

STATEMENTS OF CASH FLOWS

Supplemental cash flow information for the years ended June 30, 2001 and 2000:

                                        2001        2000
                                     ---------   ---------
Interest paid                        $ 144,528   $ 411,421
Income tax refunds received          $      --   $ 257,240

During fiscal 2001, the Company converted approximately $8.8 million of debt and accrued interest into shares of Series F and G preferred stock.

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






--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15,2001 if their first quarter financial statements have not previously been issued. The Company does not expect SFAS 142 to have a material effect on the Company's financial position or results of operations. The Company has not determined when it will adopt SFAS 142.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

3. LIQUIDITY

The Company has experienced significant losses during fiscal 2000 and 2001 and at June 30, 2001 had a stockholders' deficit of $7,012,255. Management expects losses to continue through the majority of fiscal 2002. In order to meet working capital needs, the Company will need to receive additional financing either through the sale of assets, equity placement and/or additional debt. Failure to receive such financing could jeopardize the Company's ability to continue to operate as a going concern.






--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

The composition of certain balance sheet accounts is as follows:

                                                   JUNE 30,
                                        ------------------------------
                                            2001              2000
                                        ------------      ------------
Inventories:
     Raw materials                      $    434,024      $    383,092
     Work-in-process                         184,962           188,391
     Finished goods                           14,003            14,003
                                        ------------      ------------
                                        $    632,989      $    585,486
                                        ============      ============

Property and equipment:
     Land                               $     40,164      $     40,164
     Building                                586,449           586,449
     Leasehold improvements                   48,769            48,769
     Office furniture and equipment        1,092,368         1,070,258
     Manufacturing equipment                 628,567           626,122
     Vehicles                                 70,921            63,875
     Construction                                 --           153,425
                                        ------------      ------------
                                           2,467,238         2,589,062

Less: accumulated depreciation            (1,811,998)       (1,667,367)
                                        ------------      ------------
                                        $    655,240      $    921,695
                                        ============      ============




--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5. DEBT

                                                                                                       JUNE 30,
                                                                                             ------------------------------
                                                                                                 2001              2000
                                                                                             ------------      ------------

Debt:

Term note payable to a bank; due in monthly principal and interest installments of $12,000 through August 2003; interest at 10% at June 30, 2001 and 2000;
secured by first mortgage on real estate and equipment; personally guaranteed
by a former officer ....................................................................     $    680,062      $    752,084

Accounts receivable factoring facility with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has an adjustable factoring fee of 1.5%-2.0%, a minimum and maximum borrowing of
$200,000 and $800,000, respectively, per month; interest at the prime rate of
Chase Bank of Texas, N. A. plus 2% and expires on September 3, 2001 ....................          363,883           408,166

Convertible debentures to venture capital funds; interest at 9% of outstanding principal balance due in monthly installments through December 2003. In fiscal
2001, the debentures were exchanged into the Company's preferred stock .................               --         4,168,202

Convertible notes payable to venture capital funds; interest at 9% due in monthly installments of $4,438; principal and accrued unpaid interest due upon demand. In fiscal 2001, the debentures were exchanged into the Company's
preferred stock ........................................................................               --           600,000

Notes payable to venture capital funds; interest at 9% due in monthly installments of $3,975; principal and accrued unpaid interest due upon demand in fiscal 2001, the debentures were exchanged into the Company's
preferred stock ........................................................................               --           530,000

Notes payable to individual and foundation; interest at 9% due in monthly installments of $2,250; secured by accounts receivable; principal and accrued unpaid interest due upon demand. in fiscal 2001, the debentures
were exchanged into the Company's preferred stock ......................................               --           300,000


Other ..................................................................................           71,320           105,139
                                                                                             ------------      ------------
                                                                                                1,115,265         6,863,591
Less current portion ...................................................................         (494,959)       (6,135,260)
                                                                                             ------------      ------------
                                                                                             $    620,306      $    728,331
                                                                                             ============      ============












--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Due to financial covenant defaults, the entire balance of the convertible debentures has been included in current maturities at June 30, 2000. Payments required under long-term debt and other liabilities outstanding at June 30, 2001 are as follows:

                 2002                  $      499,528
                 2003                          94,821
                 2004                         102,742
                 2005                         109,942
                 2006                         118,499
           Thereafter                         189,733
                                       --------------
                                       $    1,115,265
                                       ==============

6. INCOME TAXES

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes are as follows:

                                                                                         FOR THE YEARS ENDED
                                                                                   -------------------------------
                                                                                   JUNE 30, 2001      JUNE 30, 2000
                                                                                   -------------      ------------

Federal statutory benefit rate                                                            (34.0)%            (34.0)%

Increase in valuation allowance                                                            33.0%              38.6%
Other                                                                                       1.0%              (2.6)%
                                                                                   ------------       ------------
                                                                                             --%               2.0%
                                                                                   ============       ============

Deferred tax assets (liabilities) are comprised of the following at:

                                        JUNE 30, 2001       JUNE 30, 2000
                                       --------------      --------------
Deferred tax assets
   Warranty reserve                    $       24,000      $       25,000
   Accounts receivable                         31,000              20,000
   Net operating loss carryforward          5,904,000           4,640,000
   Other                                        6,000                  --
                                       --------------      --------------
   Gross deferred tax asset                 5,965,000           4,685,000
Deferred tax liabilities
   Property and equipment                     (84,000)            (96,000)
                                       --------------      --------------
Net deferred tax asset                      5,881,000           4,589,000
Valuation allowance                        (5,881,000)         (4,589,000)
                                       --------------      --------------
Net deferred tax asset                 $           --      $           --
                                       ==============      ==============

The Company has unused net operating loss carryforwards of approximately $17.4 million at June 30, 2001. These carryforwards expire beginning in 2007 through 2021. The Company has recorded a valuation allowance each year to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods. As a result of fiscal 2001 and 2000 operating losses, the Company has fully reserved its deferred tax asset.





--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under leases accounted for as operating leases. Future minimum payments for fiscal years subsequent to June 30, 2001 under these leases are as follows:

                 2002                  $      128,762
                 2003                         130,886
                 2004                          66,031
                                       --------------
                                       $      325,679
                                       ==============

Rent expense for operating leases was $163,283 and $163,959 for the years ended June 30, 2001 and 2000, respectively.

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

8. BENEFIT PLANS

The Company has established a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation and the Company may at its option make discretionary contributions. Vesting on the Company's contribution occurs over a five-year period. During the year ended June 30, 2001, the Company made $28,913 in contributions. The Company made no contributions during the year ended June 30, 2000.

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




--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

If the Company recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), based on the fair value at the grant dates, the Company's pro forma net loss and net loss per share would have been as follows (net loss amounts in thousands):

                                   FOR THE YEAR ENDED                      FOR THE YEAR ENDED
                                      JUNE 30, 2001                           JUNE 30, 2000
                          ------------------------------------      ------------------------------------
                            AS REPORTED           PRO FORMA           AS REPORTED           PRO FORMA
                          ---------------      ---------------      ---------------      ---------------
Net loss                  $        (3,915)     $        (4,209)     $        (3,345)     $        (3,521)
Loss per common share     $         (0.68)     $         (0.72)     $         (0.33)     $          0.35)

The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2001 and 2000, respectively: no dividend yield, expected volatility of 113% and 105%; risk-free interest rates of approximately 5.12% and 6.55% and expected lives of five years.

Additional information with respect to options outstanding at June 30, 2001 and changes for the two years then ended is as follows:

                                                FOR THE YEAR ENDED                  FOR THE YEAR ENDED
                                                   JUNE 30, 2001                       JUNE 30, 2000
                                           -------------------------------    -------------------------------
                                                               WEIGHTED                          WEIGHTED
                                                               AVERAGE                            AVERAGE
                                              SHARES        EXERCISE PRICE       SHARES        EXERCISE PRICE
                                           ------------     --------------    ------------     --------------
Outstanding at beginning of period            2,217,214      $       1.29        2,162,016      $       1.40
     Granted                                  3,640,928               .11          451,998               .58
     Exercised                                   (8,400)              .01               --                --
     Forfeited                                 (769,130)              .98         (396,800)             1.12
                                           ------------      ------------     ------------      ------------
Outstanding at end of period                  5,080,612      $       0.49        2,217,214      $       1.29
                                           ============      ============     ============      ============
Exercisable at end of period                  2,283,208      $       0.95        1,499,438      $       1.54
                                           ============      ============     ============      ============
Weighted-average fair value of options
granted during the period                                    $       0.08                       $       0.51

Information about stock options outstanding at June 30, 2001 is summarized as follows:

                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                 ----------------------------------------------     -----------------------------
  RANGE OF                          WEIGHTED         WEIGHTED                          WEIGHTED
  EXERCISE          NUMBER          AVERAGE          AVERAGE            NUMBER          AVERAGE
   PRICES          OF SHARES     REMAINING LIFE   EXERCISE PRICE      OF SHARES     EXERCISE PRICE
------------     ------------    --------------   --------------    ------------    --------------
  $0.01-1.00        4,319,391        8.5 Years     $       0.24        1,521,987     $       0.49
$1.1875-2.00          461,520        5.3 Years             1.53          461,520             1.53
$2.0938-2.50          299,701        2.0 Years             2.41          299,701             2.41
                 ------------                      ------------     ------------     ------------
                    5,080,612                      $       0.49        2,283,208     $       0.95
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

During fiscal 2001, the Company issued warrants to purchase 250,000 shares of its Common Stock at $0.01 per share. These warrants were issued in connection with securing additional financing.

Additional information with respect to warrants outstanding at June 30, 2001 and changes for the two years then ended are as follows:

                                            FOR THE YEAR ENDED                 FOR THE YEAR ENDED
                                               JUNE 30, 2001                     JUNE 30, 2000
                                       ------------------------------     ------------------------------
                                                           WEIGHTED                           WEIGHTED
                                                            AVERAGE                           AVERAGE
                                                           EXERCISE                           EXERCISE
                                          SHARES             PRICE           SHARES            PRICE
                                       ------------      ------------     ------------      ------------
Outstanding at beginning of period        8,505,269      $       1.69        6,977,436      $       1.84
     Granted                                250,000               .20        1,545,833              1.00
     Exercised                              (97,714)              .01               --                --
     Forfeited                             (661,154)             1.09          (18,000)             2.40
                                       ------------      ------------     ------------      ------------
Outstanding at end of period              7,996,401      $       1.69        8,505,269      $       1.69
                                       ============      ============     ============      ============
Exercisable at end of period              7,996,401      $       1.69        8,505,269      $       1.69
                                       ============      ============     ============      ============

10.  CONVERTIBLE PREFERRED STOCK

At June 30, 2001 and 2000, convertible preferred stock, $0.01 par value per share, consisted of the following:

                                               JUNE 30, 2001                                     JUNE 30, 2000
                                ----------------------------------------------     ----------------------------------------------
                                   SHARES            PAR          LIQUIDATION        SHARES             PAR          LIQUIDATION
                                 OUTSTANDING        VALUE            VALUE         OUTSTANDING         VALUE            VALUE
                                ------------     ----------      -------------     -----------      ----------      -------------
Series A $20                           9,500     $       95      $    190,000            9,500      $       95      $    190,000
Series D $20                          92,750            928         1,855,000           92,750             928         1,855,000
Series F $25                          58,595            585         1,464,875               --              --                --
                                ------------     ----------      ------------     ------------      ----------      ------------
                                     160,845     $    1,608      $  3,509,875          102,250      $    1,023      $  2,045,000
                                ============     ==========      ============     ============      ==========      ============
Convertible Preferred Stock
Subject to Redemption
Series G $25                         293,802     $    2,938      $  7,345,052               --      $       --      $         --
                                ============     ==========      ============     ============      ==========      ============

Series A $20 Convertible Preferred Stock. At June 30, 2001, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the "Series A Preferred") outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights, unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of Common Stock at any time after (i) the closing bid price of the Common Stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of Common Stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into




--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

20 shares of Common Stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of Common Stock are entitled to receive any distribution.

Series D $20 Convertible Preferred Stock. At June 30, 2001 the Company had 92,750 shares of its Series D $20 Convertible Preferred Stock (the "Series D Preferred") outstanding. Holders of the Series D Preferred are entitled to receive dividends at the annual rate of 9% per share paid quarterly in cash, and have voting rights of one vote for each share of Common Stock into which the Preferred Stock is convertible. Beginning on November 15, 2004 the Company may redeem the Series D Preferred upon not less than 30 days' notice, in whole or in part, plus all accrued but unpaid dividends. After notice and prior to the expiration of the 30-day notice period, holders of the Series D Preferred will have the option to convert the Series D Preferred into Common Stock prior to the redemption. Each share of the Series D Preferred may, at the option of the Company beginning on November 15, 2000, be converted into 25 shares of Common Stock at any time after (i) the closing bid price of the Common Stock exceeds $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the Company has sustained positive earnings per share of Common Stock for the two previous quarters. The holders of the Series D Preferred have the right to convert each share into 25 shares of Common Stock at any time. Upon liquidation, dissolution, or winding up of the Company, the holders of the Series D Preferred are entitled to receive $0.1 per share until (a) all the shares of Series F Preferred stock and the Series G Preferred Stock have been converted and/or redeemed, or (b) all of the holders of the shares of Series F Preferred Stock and Series G Preferred Stock have received dividends and/or other distributions with respect to the Series F Preferred Stock and Series G Preferred Stock in an aggregate amount equal to the liquidation preference for such shares. After the Series F Preferred Stock and Series G Preferred Stock have received liquidation preference, the holders of the Series D Preferred Stock are entitled to receive $20 per share before the holders of Common tock are entitled to receive any distribution. Each holder also received a stock purchase warrant to purchase
16.67 shares of common stock at $1.00 per share for each share of Series D Preferred purchased. These warrants expire on October 10, 2004.

Series F $25 Convertible Preferred Stock. At June 30, 2001 the Company had 58,595 shares of its Series F $25 Convertible Preferred Stock (the "Series F Preferred") outstanding. Holders of the Series F Preferred are entitled to receive dividends at the annual rate of 5% per share paid quarterly in cash beginning on March 31, 2003 for dividends cumulative from the date of issue through payment, and thereafter the dividends will be paid in quarterly installments each year. The Series F Preferred has voting rights of one vote for each share of Common Stock into which the Preferred Stock is convertible. The Series F Preferred stock ranks on a parity with the Series G Preferred stock and senior to the Common Stock, Series A Preferred stock and the Series D Preferred stock. The Series F Preferred stock will not be redeemable. Each share of the Series F Preferred may, at the option of the holder, be converted into shares of Common Stock at an initial conversion rate of 125 shares of Common Stock for each share of the Series F Preferred stock, based on an initial conversion price of $0.20 per share. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series F Preferred are entitled to receive $25 per share, plus an amount equal to all dividends, whether or not earned or declared, accumulated, accrued and unpaid before the holders of the Series A Preferred stock, Series D Preferred stock and Common Stock are entitled to receive any distribution. The holders of the Series F Preferred stock and the holders of the Series G Preferred stock, voting together as a single class, are entitled to elect two additional directors to the Company board of directors.




--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Series G $25 Convertible Preferred Stock. At June 30, 2001 the Company had 293,802 of its Series G $25 Convertible Preferred Stock (the "Series G Preferred") outstanding. Holders of the Series G Preferred are entitled to receive dividends at the annual rate of 5% per share paid quarterly in cash beginning on March 31, 2003 for dividends cumulative from the date of issue through payment, and thereafter the dividends will be paid in quarterly installments each year. The Series G Preferred has voting rights of one vote for each share of Common Stock into which the Preferred Stock is convertible. The Series G Preferred stock ranks on a parity with the Series F Preferred stock and senior to the Common Stock, Series A Preferred stock and the Series D Preferred stock. The Company is required to redeem the Series G Preferred stock upon the earlier of: (a) the sale of B&B Electromatic, Inc., to the extent of the net proceeds to the Company from such sale or (b) two years after issuance. Each share of the Series G Preferred may, at the option of the holder, be converted into shares of Common Stock at an initial conversion rate of 125 shares of Common Stock for each share of the Series G Preferred stock, based on an initial conversion price of $0.20 per share. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series G Preferred are entitled to receive $25 per share, plus an amount equal to all dividends, whether or not earned or declared, accumulated, accrued and unpaid before the holders of the Series A Preferred stock, Series D Preferred stock and Common Stock are entitled to receive any distribution. The holders of the Series G Preferred stock and the holders of the Series F Preferred stock, voting together as a single class, are entitled to elect two additional directors to the Company board of directors. Because the Series G Preferred is a redeemable security, it is not classified as equity on the balance sheet.

Beneficial Conversion Feature

As stated above, each share Series F and Series G preferred stock is convertible into the Company's common stock at a rate of $0.20 per share. At the dates the preferred stock was issued, the Company's common stock had a market value of $0.27 to $0.34 per share, resulting in a beneficial conversion feature of $3,188,474. This amount has been reflected in the financial statements as a preferred stock dividend and an increase on net loss allocable to common shareholders.

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



--------------------------------------------------------------------------------

INTEGRATED SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).

The following table provides financial data by segment for the fiscal years ended June 30, 2001 and 2000.

                                                B&B             INTELLI-SITE,
                                         ELECTROMATIC, INC           INC.              CORPORATE              TOTAL
                                         -----------------     ---------------      ---------------      ---------------
2001
Sales                                     $     5,001,251      $       309,943      $            --      $     5,311,194
Loss from operations                              (16,484)          (2,050,760)          (1,088,598)          (3,155,842)
Total assets                                    2,449,796              192,002              157,731            2,799,529
Depreciation and amortization expense             109,553              160,386                4,609              274,548
Capital additions                                  46,662                7,282                   --               53,944

2000
Sales                                     $     5,363,239      $     1,198,120                   --      $     6,561,359
Income/(loss) from operations                     510,083           (1,900,298)          (1,394,509)          (2,784,724)
Total assets                                    2,356,082              748,892              227,776            3,332,750
Depreciation and amortization expense             140,176              280,445                7,064              427,685
Capital additions                                  51,332               57,656                1,310              110,298







--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements required to be reported under this Item 8.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following individuals are directors of the Company.

         C. A. RUNDELL, JR., 69, has been a director of the Company since March 1999. Mr. Rundell was appointed Chief Executive Officer of the Company upon Gerald K. Beckmann's resignation as President, Chief Executive Officer and director on August 31, 2000. Since 1988, Mr. Rundell has owned and operated Rundell Enterprises, a sole proprietorship engaged in providing acquisition and financial services to business enterprises. Mr. Rundell was previously the Chief Executive Officer of Tyler Corporation from October 1996 to December 1988. Mr Rundell was a director and Chairman of the Board of NCI Building Systems, Inc. from April 1989 to July 2000. Mr. Rundell is a director of Renaissance US Growth & Income Trust, PLC. He is also a director of Tandy Brands Accessories, Ind., an international designer, manufacturer and marketer of men's, women's and children's fashion accessories. Mr. Rundell earned an M.B.A. with Distinction from Harvard University and a B.S. in Chemical Engineering from The University of Texas at Austin.

         ALAN M. ARSHT, 58, has been a director of the Company since 1999. Mr. Arsht has been President of Arsht & Company, Inc., a New York based investment banking firm established in 1986. From 1977 to 1986, Mr. Arsht was Senior Vice President and Managing Director of Thomson McKinnon Securities, Inc. He also served as Vice President, Corporate Finance at Wertheim & Company, Inc. and was Special Assistant to the Deputy Secretary of the U.S. Treasury Department. Mr. Arsht also held positions at the U.S. Securities and Exchange Commission. Mr. Arsht earned an M.B.A. in Finance from American University and a B.A. in History from East Texas State University.

         WILLIAM D. BREEDLOVE, 62, has been a director of the Company since May 2001. Mr. Breedlove has served as Vice Chairman of Hoak Breedlove Wesneski & Co.
(HBW), an investment banking firm, since August 1996. Mr. Breedlove has held senior management positions in commercial and merchant banking for over 30 years. Prior to HBW's formation in 1996, Mr. Breedlove was chairman, managing director and co-founder of Breedlove Wesneski & Co., a private merchant banking firm. From 1984 to 1989, Mr. Breedlove also served as president and director of Equus Capital Corporation, the corporate general partner of three public and private limited partnerships operating as management leveraged buyout funds. Mr. Breedlove's experience also includes 22 years at First National Bank in Dallas, the last three years of which he served as chairman and chief executive officer of the lead bank and vice chairman of InterFirst Corporation. Mr. Breedlove currently serves as a director of NCI Building Systems, Inc., Park Pharmacy Corporation and seven private companies. He has previously served as director of several other publicly-held companies, including InterFirst Corporation, Texas Oil and Gas Corporation, Dillard's Department Stores, and Cronus Industries, Inc. Mr. Breedlove received his B.B.A. degree in finance and banking from the University of Texas at Austin.






--------------------------------------------------------------------------------

         RUSSELL CLEVELAND, 62, has been a director of the Company since February 2001. Mr. Cleveland is the President, Chief Executive Officer, sole Director and the majority shareholder of Renaissance Capital Group, Inc. He has served as President, Chief Executive Officer and director of Renaissance Capital Growth & Income Fund III, Inc. since its inception in 1994. Mr. Cleveland is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments for smaller capitalization companies. Mr. Cleveland has also served as President of the Dallas Association of Investment Analysts. He serves on the Boards of Directors of Renaissance US Growth and Income Trust PLC, BFS US Special Opportunities Trust PLC, Cover-All Technologies, Inc., Digital Recorders, Inc. and Tutogen Medical, Inc. Mr. Cleveland received a B.S. in Economics from the Wharton School of Commerce and Finance of the University of Pennsylvania.

         ROBERT M. GALECKE, 60, has been a director of the Company since May 1996. Mr. Galecke is currently Vice President of Finance and Administration for the University of Dallas. Prior to that he was a principal in the corporate consulting firm of Pate, Winters & Stone, Inc. from 1993 to May 1996. He also served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southmark Corporation, a financial services insurance and real estate holding company, from 1986 to 1992. From 1989 to 1995, Mr. Galecke served as Chairman of the board, President and Chief Executive Officer of National Heritage, Inc. Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a B.S. in Economics from the University of Wisconsin at Stevens Point.

         JOHN P. JENKINS, 51, has been a director of the Company since September 2000. Mr. Jenkins served as Chairman, Chief Executive Officer and President of TAVA Technologies, Inc., a systems integrator providing sophisticated IT solutions to manufacturing and process industries from 16 locations across the U.S. In July 1999, Real Software, a Belgian IT service and software provider, acquired TAVA. Mr. Jenkins continued as CEO and President of the U.S. operations, Real Enterprise Solutions, until June 2000. Prior to TAVA Technologies, Inc., Mr. Jenkins was President of Morgan Technical Ceramics, Inc., and Vice President and General Manager of the Structural Ceramic Division of Coors Ceramic Company, a subsidiary of Adolph Coors Company. Mr. Jenkins holds a Juris Doctor degree from the University of Denver and a B.S. degree in Mechanical Engineering from the University of Washington. Mr. Jenkins resigned from the board in September 2001.

         FRANK R. MARLOW, 63, has been a director of the Company since May 1995. Mr. Marlow served as Vice President, Sales and Marketing for the Company from October 1993 to February 1995. Mr. Marlow is currently Vice President of Sales for Conformity, formerly Money Star, a technology company based in Austin, Texas. From 1995 until 1998, Mr. Marlow was Vice President of Hogan Systems, a publicly-traded company subsequently purchased by Computer Sciences Corp. Previously, Mr. Marlow was with IBM, Docutel Corporation, UCCEL Corporation and Syntelligence Corporation in executive sales and training positions.

The following individuals are significant employees of the Company and its subsidiaries.

         JACK G. CALDWELL, 64, has been president B&B Electromatic, Inc., a subsidiary of the Company since January 1998. Prior to joining the Company, Mr. Caldwell was a Results Manager for Thomas Group, Inc. from 1992 to 1998. From 1986 to 1992, Mr. Caldwell served as the European Operations Manager for E-Systems and was Director of Sales and Marketing from 1978 to 1986 for the Cooper Industries. Mr. Caldwell earned an M.B.A. and B.S. degrees from East Texas State University.




--------------------------------------------------------------------------------

         LARS H. HALVERSON, 43, has been the president Intelli-Site, Inc., a subsidiary of the Company since January 2001. Prior to joining the Company, Mr. Halverson was a Sales Account Manager with Honeywell, Inc. from 1985 to 2001. From 1982 to 1984, Mr. Halverson served as Field Sales Representative for Moore Business Forms, Inc. Mr. Halverson earned a B.A. in Business Administration and Economics from the University of North Texas.

         RICHARD B. POWELL, 37, Vice President, Chief Accounting Officer and Secretary, joined the Company in April 1998 as Corporate Controller, became Vice President, Chief Accounting Officer in April 2001, and Secretary in May 2001. Prior to joining the Company, Mr. Powell was the Accounting Manager at Medical City Dallas Hospital from 1995 to 1998, Accounting Manager of HealthCor, Inc., a home health care company, from 1993 to 1995 and Accounting Supervisor of Signature Home Care Group, Inc., a home health care company, from 1989 to 1993. Mr. Powell holds a B.S. in Accounting from McNeese State University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), Messrs. Rundell, Arsht, Caldwell, Galecke, Jack, Beckmann and Marlow and Ms. Burlage had late filings during the fiscal year ending June 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the compensation of the Chief Executive Officer(s) and the two executive officers of the Company whose compensation exceeded $100,000 for the fiscal years ended June 30, 2001, 2000 and 1999.

                                             ANNUAL COMPENSATION                           LONG-TERM COMPENSATION AWARD
                                ----------------------------------------------     ----------------------------------------------
                                                                                   OTHER ANNUAL      RESTRICTED         OPTION/
                                    YEAR            SALARY            BONUS        COMPENSATION     STOCK AWARDS         SARS
                                ------------     ------------     ------------     ------------     ------------     ------------
C. A. Rundell, Jr                       2001     $     24,000               --               --               --           78,301
  Chief Executive Officer               2000           24,000               --               --               --           35,310
  and President                         1999            3,000               --               --               --          200,000

Gerald K. Beckmann                      2001     $     62,500               --               --               --               --
  Chief Executive Officer               2000          277,078               --               --               --          100,000
  and President (1)                     1999          296,393               --               --               --               --

Holly J. Burlage                        2001     $    123,270               --               --               --               --
  Executive Vice President,             2000          125,650               --               --               --           40,000
  Chief Financial Officer               1999          105,011                                                              60,000
                                                                                                                               (2)

Jack G. Caldwell                        2001     $    160,500               --               --               --          500,000
  President                             2000          149,213               --               --               --          100,000
  B&B Electromatic, Inc.                1999          140,510               --               --               --           30,000

Lars H. Halverson                       2001     $     59,583               --               --               --        1,500,000
  President                             2000               --               --               --               --               --
  Intelli-Site, Inc. (3)                1999               --               --               --               --               --




--------------------------------------------------------------------------------

----------
(1)      Resigned as of August 31, 2000.

(2)      Resigned as of March 31, 2001.

(3)      Began employment on January 16, 2001.

No other executive officer's salary and bonus exceeded $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the Company during the fiscal years ended June 30, 2001, 2000 and 1999.

STOCK OPTION GRANTS

The following table provides information concerning the grant of stock options during the twelve months ended June 30, 2001 to the named executive officers:

                                        NUMBER OF              % OF TOTAL OPTIONS
      FOR THE TWELVE              SECURITIES UNDERLYING        GRANTED TO EMPLOYEES        EXERCISE     EXPIRATION
   MONTHS ENDED 6/30/01              OPTIONS GRANTED              IN FISCAL YEAR             PRICE         DATE
--------------------------    ---------------------------- ----------------------------  -----------  ---------
C. A. Rundell, Jr. (1)                    6,315                          .2%             $   0.594      08/17/05
C. A. Rundell, Jr. (1)                    8,276                          .2%             $   0.453      10/13/05
C. A. Rundell, Jr. (1)                   30,000                          .8%             $   0.125      12/18/05
C. A. Rundell, Jr. (1)                   10,908                          .3%             $   0.344      02/09/06
C. A. Rundell, Jr. (1)                   12,000                          .3%             $   0.313      04/04/06
C. A. Rundell, Jr. (1)                   10,802                          .3%             $   0.270      05/10/06
Jack G. Caldwell (2)                    500,000                        13.7%             $   0.125      12/22/10
Lars H. Halverson (3)                 1,500,000                        41.2%             $   0.050      01/16/11

---------------------

(1)      The options for Mr. Rundell vest immediately.

(2) The options for Mr. Caldwell vest with respect to 25% of the shares issuable thereunder six months after the date of grant and with respect to cumulative increments of 25% of the shares issuable thereunder on each anniversary of the date of grant.

(3) The options for Mr. Halverson vest with respect to 33% of the shares issuable thereunder on each anniversary of the date of grant.

OPTION EXERCISES AND HOLDINGS

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the Company at June 30, 2001.

                                                NUMBER OF UNEXERCISED                    VALUE OF UNEXERCISED
                                                   OPTIONS/SARS AT                    IN-THE-MONEY OPTIONS/SARS
                                                   FISCAL YEAR END                        AT FISCAL YEAR END
                                      ---------------------------------------- --------------------------------------
 For the 12 Months Ended 6/30/01          EXERCISABLE         UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
 -------------------------------      -------------------  ------------------- -------------------  -----------------
         C. A. Rundell, Jr.                 313,611                    0       $     235,409        $           0
         Gerald K. Beckmann                 434,473               50,000                   0                    0
         Jack G. Caldwell                   276,790              415,000                   0               62,500
         Lars H. Halverson                        0            1,500,000                   0                    0






--------------------------------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned as of August 31, 2001, by (a) each director and named executive officer of the Company, (b) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding Common Stock and (c) all officers and directors of the Company as a group. Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.

                                                                             NUMBER OF SHARES
                                                                               BENEFICIALLY
                      NAME OF BENEFICIAL OWNER                                   OWNED (1)         PERCENT (1)
-------------------------------------------------------------------        ----------------------  -----------

Renaissance Capital Growth & Income Fund III, Inc. (4)                            22,444,758            68.4%
Renaissance US Growth & Income Trust PLC (5)                                      21,608,445            67.5%
Russell Cleveland (2)(3)(6)                                                       44,072,583            81.5%
C. A. Rundell, Jr. (2)(3)(7)                                                       4,030,723            28.3%
William D. Breedlove (2)(3)(8)                                                     1,798,780            14.3%
Phillip R. Thomas (9)                                                              1,490,942            13.7%
Gerald K. Beckmann (10)                                                            1,296,466            11.2%
Alan M. Arsht (2)(3)(11)                                                             398,781             3.6%
Jack Caldwell (2)(3)(12)                                                             276,791             2.5%
Frank R. Marlow (2)(3)(13)                                                           226,473             2.1%
Robert M. Galecke (2)(3)(14)                                                         138,274             1.3%
John P. Jenkins (2)(3)(15)                                                           110,170             1.0%
All current directors and executive officers as a group (8 person)                51,052,574            84.5%

-------------------

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

(2) The address for this person is 8200 Springwood Drive, Suite 230, Irving, TX 75063.

(3) Mr. Rundell is a director, chairman of the board and chief executive officer of the Company. Messrs. Arsht, Breedlove, Cleveland, Marlow, Galecke, and Jenkins are directors of the Company. Mr. Caldwell is president of B&B Electromatic, Inc., a subsidiary of the Company.

(4) Based on a 13(d) filing dated September 17, 2001, Renaissance Capital Growth & Income Fund III, Inc. is deemed the beneficial owner of 22,444,758 shares of Common Stock. The address for this company is 8080
         N. Central Expressway, Suite 210, Dallas, TX 75206.




--------------------------------------------------------------------------------

(5) Based on a 13(d) filing dated September 17, 2001, Renaissance US Growth & Income Trust PLC is deemed the beneficial owner of 21,608,445 shares of Common Stock. The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(6) Includes 19,380 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 250,000 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 375,000 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(7) Includes 384,689 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 705,971 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 331,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(8) Includes 22,150 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days and 250,000 shares of Common Stock issuable upon the exercise of warrants within 60 days.

(9) Includes 108,418 shares of Common Stock issuable upon the exercise of warrants within 60 days. The address for Mr. Thomas is 3510 Turtle Creek Boulevard, Ph-A, Dallas, TX 75219-5542.

(10) Includes 434,473 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; and 128,021 shares of Common Stock issuable upon the exercise of warrants within 60 days. The address for Mr. Beckmann is 1017 Diamond Boulevard, Southlake, TX 76092.

(11) Includes 86,281 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 125,000 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(12) Includes 276,791 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

(13) Includes 117,441 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 35,167 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 31,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(14) Includes 117,441 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 8,333 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 12,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(15) Includes 110,170 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.




--------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 12, 2000, Mr. Rundell, Chairman of the board of directors, chief executive officer and a stockholder of the Company, loaned the Company approximately $200,000, at 9% annual interest. On June 28, 2000, The Rundell Foundation, an affiliate of Mr. Rundell, loaned the Company approximately $100,000, at 9% annual interest. As a result of the financial restructuring on May 10, 2001, neither of these loans remains outstanding.

In July 2000, Mr. Beckmann loaned the Company $20,000, interest free. This loan was repaid in August 2000.

Prior to the Company's financial restructuring on May 10, 2001, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC loaned the Company millions of dollars in exchange for promissory notes and convertible debentures. The Renaissance entities are stockholders of the Company. These promissory notes and convertible debentures were converted into shares of Series F preferred stock and Series G preferred stock as part of the financial restructuring. After the financial restructuring, on May 10, 2001, the Company received an investment of $150,000 in cash from each of the Renaissance entities in exchange for 6,000 shares of the Company's Series G preferred stock to each of the Renaissance entities. On July 27, 2000 the Company received an additional investment of $100,000 in cash from each of the Renaissance entities in exchange for 3,000 shares of the Company's Series G preferred stock and 1,000 shares of its Series F preferred stock to each of the Renaissance entities.

Mr. Jenkins joined the board of directors in September 2000. In addition to his board duties, Mr. Jenkins currently serves as a consultant to, Intelli-Site, Inc., a subsidiary of the Company, on a part-time basis at an hourly rate of $120.00. Intelli-Site did not employ Mr. Jenkins as a consultant in fiscal year 2000.

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






--------------------------------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

         3.1      Amended and Restated Certificate of Incorporation of the
                  Company. (1)

         3.2 Amendment to Restated Certificate of Incorporation of the Company. (2)

         3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company. (7)

         3.4      Amended and Restated Bylaws of the Company. (1)

         4.1      Specimen certificate for common stock of the Company. (1)

         4.2 Certificate of Designation for Series A $20 Convertible Preferred Stock. (3)

         4.3 Certificate of Decrease of Series A $20 Convertible Preferred Stock. (10)

         4.4 Certificate of Elimination of Series B $20 Convertible Preferred Stock. (10)

         4.5 Certificate of Elimination of Series C $20 Convertible Preferred Stock. (10)

         4.6 Certificate of Designation for Series D $20 Convertible Preferred Stock. (8)

         4.7+ Amendment to Certificate of Designation for Series D $20 Convertible Preferred Stock.

         4.8 Form of Subscription Agreement for Series D Convertible Preferred Stock. (7)

         4.9+ Certificate of Designation and Preferences of Series F Cumulative Convertible Preferred Stock.

         4.10+ Certificate of Designation and Preferences of Series G Cumulative Convertible Preferred Stock.

         4.11 Convertible Debenture, dated December 31, 1996, in the amount of $2.3 million, with Renaissance Capital Growth & Income Fund III, Inc. (8)

         4.12 Convertible Debenture, dated December 31, 1996, in the amount of $2.3 million, with Renaissance US Growth & Income Trust PLC. (8)

         4.13 Amendment to Convertible Debenture, dated March 26, 1998, in the amount of $2.3 million, with Renaissance Capital Growth & Income Fund III, Inc., originally dated December 31, 1996. (8)

         4.14 Amendment to Convertible Debenture, dated March 26, 1998, in the amount of $2.3 million, with Renaissance US Growth & Income Trust PLC, originally dated December 31, 1996. (8)

         4.15+    Form of Convertible Promissory Note.

         4.16+    Form of Non-Convertible Promissory Note.

         4.17 Promissory Note, dated April 12, 2000, issued to C. A. Rundell, Jr., in the amount of $200,000. (8)

         4.18 Promissory Note, dated June 28, 2000, issued to The Rundell Foundation, in the amount of $100,000. (8)

         4.19 Promissory Note, dated November 17, 2000, issued to C. A. Rundell, Jr., in the amount of $50,000. (8)





--------------------------------------------------------------------------------

         4.20 Convertible Promissory Note, dated February 27, 2001, payable to HBW Capital Fund, L.P. in the original principal amount of $142,526. (9)

         4.21 Convertible Promissory Note, dated February 27, 2001, payable to HBW Investment Partners II, L.P. in the original principal amount of $157,474. (9)

         4.22 Warrant, dated February 27, 2001, to purchase 118,772 shares of Common Stock issued to HBW Capital Fund, L.P. (9)

         4.23 Warrant, dated February 27, 2001, to purchase 131,228 shares of Common Stock issued to HBW Investment Partners II, L.P. (9)

         4.24 Registration Rights Agreement, dated as of February 22, 1999, among the Company and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. (8)

         4.25 Registration Rights Agreement, dated as of October 20, 2000, among the Company and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. (8)

         10.1* Integrated Security Systems, Inc. 1993 Stock Option Plan, dated September 7, 1993, as amended on December 30, 1994. (3)

         10.2* Amendment to Integrated Security System, Inc. 1993 Stock Option Plan. (1)

         10.3* Form of Integrated Security Systems, Inc. 1993 Incentive Stock Option Agreement. (1)

         10.4* Form of Integrated Security Systems, Inc. 1993 Non-Qualified Stock Option Agreement. (1)

         10.5 Letter Agreement, dated November 13, 2000, as amended, by and among the Company, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC, regarding the financial restructuring of the Company. (11)

         10.6* Form of Indemnification Agreement by and between the Company and the Company's officers and directors. (1)

         10.7 Lease Agreement, dated March 25, 1992 and April 6, 1992, by and among the Company, Trammell Crow Company No. 90 and Petula Associates Limited for property located in Dallas, Texas. (1)

         10.8 Form of Warrant Agreement for purchase of common stock, executed March 29, 1996. (4)

         10.9 Convertible Loan Agreement, dated December 31, 1996, between the Company (and its subsidiaries) and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. (3)

         10.10 Stock Purchase Agreement, dated August 13, 1999, between the Company and Notification Systems of America, Inc. (6)

         21.1+    Subsidiaries of the Company.

         23.1+    Consent of Grant Thornton LLP.

----------

         (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-59870-FW).




--------------------------------------------------------------------------------

         (2) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994.

         (3) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-5023).

         (4) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.

         (5) Incorporated by reference to the Company's Form 8-K filed on June 14, 1999.

         (6) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1999.

         (7) Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1999.

         (8) Incorporated by reference to the Company's Form 10-KSB/A (Amendment No. 2) for the year ended June 30, 2000.

         (9) Incorporated by reference to the Company's Form 8-K filed on March 9, 2001.

         (10) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 2001.

         (11)     Incorporated by reference to the Company's proxy statement on
                  Schedule 14A filed March 16, 2001.

         +        Filed herewith.

         * Indicates management contract or compensatory plan or arrangement.

(b)      Reports filed on Form 8-K.

         The Company filed a Current Report on Form 8-K on April 11, 2001 to announce that its board of directors approved a one-year extension of the warrants initially issued in connection with the Company's 1993 initial public offering, which were subsequently swapped for the current outstanding warrants.

         The Company filed a Current Report on Form 8-K on April 24, 2001 to announce that it issued a convertible promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth & Income Trust PLC. Each of the two notes is in the original principal amount of $150,000 and has an annual interest rate of 8%.

         The Company filed a Current Report on Form 8-K on May 11, 2001 to report the announcement the Company's earnings results for the third quarter of 2001 and to report the announcement of the results of the Company's annual meeting of stockholders, which was concluded on May 10, 2001.

         The Company filed a Current Report on Form 8-K on June 6, 2001 to report an additional investment of $150,000 in cash from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for 6,000 shares of the Company's Series G Cumulative Convertible Preferred Stock, par value $0.01 per share, to each of the Renaissance entities.




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

                         Integrated Security Systems, Inc.
                         ----------------------------------
                              (Registrant)

Date: October 15, 2001   /s/ C. A. RUNDELL, JR.
                         -----------------------------------------------------
                         C. A. Rundell, Jr.
                         Director, Chairman of the Board, and Chief Executive
                         Officer (Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         Integrated Security Systems, Inc.
                         ----------------------------------
                              (Registrant)

Date: October 15, 2001   /s/ C. A. RUNDELL, JR.
                         -----------------------------------------------------
                         C. A. Rundell, Jr.
                         Director, Chairman of the Board, and Chief Executive
                         Officer (Principal Executive and Financial Officer)

Date: October 15, 2001   /s/ RICHARD B. POWELL
                         -----------------------------------------------------
                         Richard B. Powell
                         Vice President, Chief Accounting Officer, Secretary
                          (Principal Accounting Officer)

Date: October 15, 2001   /s/ ALAN M. ARSHT
                         -----------------------------------------------------
                         Alan M. Arsht
                         Director

Date: October 15, 2001   /s/ WILLIAM D. BREEDLOVE
                         -----------------------------------------------------
                         William D. Breedlove
                         Director

Date: October 15, 2001   /s/ RUSSELL CLEVELAND
                         -----------------------------------------------------
                         Russell Cleveland
                         Director

Date: October 15, 2001   /s/ ROBERT M. GALECKE
                         -----------------------------------------------------
                         Robert M. Galecke
                         Director

Date: October 15, 2001   /s/ FRANK R. MARLOW
                         -----------------------------------------------------
                         Frank R. Marlowe
                         Director





--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS


        EXHIBIT
        NUMBER                        DESCRIPTION
        -------                       -----------
         3.1      Amended and Restated Certificate of Incorporation of the
                  Company. (1)

         3.2      Amendment to Restated Certificate of Incorporation of the
                  Company. (2)

         3.3      Certificate of Amendment of Restated Certificate of
                  Incorporation of the Company. (7)

         3.4      Amended and Restated Bylaws of the Company. (1)

         4.1      Specimen certificate for common stock of the Company. (1)

         4.2      Certificate of Designation for Series A $20 Convertible
                  Preferred Stock. (3)

         4.3      Certificate of Decrease of Series A $20 Convertible Preferred
                  Stock. (10)

         4.4      Certificate of Elimination of Series B $20 Convertible
                  Preferred Stock. (10)

         4.5      Certificate of Elimination of Series C $20 Convertible
                  Preferred Stock. (10)

         4.6      Certificate of Designation for Series D $20 Convertible
                  Preferred Stock. (8)

         4.7+     Amendment to Certificate of Designation for Series D $20
                  Convertible Preferred Stock.

         4.8      Form of Subscription Agreement for Series D Convertible
                  Preferred Stock. (7)

         4.9+     Certificate of Designation and Preferences of Series F
                  Cumulative Convertible Preferred Stock.

         4.10+    Certificate of Designation and Preferences of Series G
                  Cumulative Convertible Preferred Stock.

         4.11 Convertible Debenture, dated December 31, 1996, in the amount of $2.3 million, with Renaissance Capital Growth & Income Fund
                  III, Inc. (8)

         4.12 Convertible Debenture, dated December 31, 1996, in the amount of $2.3 million, with Renaissance US Growth & Income Trust
                  PLC. (8)

         4.13 Amendment to Convertible Debenture, dated March 26, 1998, in the amount of $2.3 million, with Renaissance Capital Growth &
                  Income Fund III, Inc., originally dated December 31, 1996. (8)

         4.14 Amendment to Convertible Debenture, dated March 26, 1998, in the amount of $2.3 million, with Renaissance US Growth &
                  Income Trust PLC, originally dated December 31, 1996. (8)

         4.15+    Form of Convertible Promissory Note.

         4.16+    Form of Non-Convertible Promissory Note.

         4.17     Promissory Note, dated April 12, 2000, issued to C. A.
                  Rundell, Jr., in the amount of $200,000. (8)

         4.18     Promissory Note, dated June 28, 2000, issued to The Rundell
                  Foundation, in the amount of $100,000. (8)

         4.19     Promissory Note, dated November 17, 2000, issued to C. A.
                  Rundell, Jr., in the amount of $50,000. (8)

         4.20 Convertible Promissory Note, dated February 27, 2001, payable to HBW Capital Fund, L.P. in the original principal amount of $142,526. (9)

         4.21 Convertible Promissory Note, dated February 27, 2001, payable to HBW Investment Partners II, L.P. in the original principal amount of $157,474. (9)

         4.22 Warrant, dated February 27, 2001, to purchase 118,772 shares of Common Stock issued to HBW Capital Fund, L.P. (9)

         4.23 Warrant, dated February 27, 2001, to purchase 131,228 shares of Common Stock issued to HBW Investment Partners II, L.P. (9)

         4.24 Registration Rights Agreement, dated as of February 22, 1999, among the Company and Renaissance Capital Growth & Income Fund
                  III, Inc. and Renaissance US Growth & Income Trust PLC. (8)

         4.25 Registration Rights Agreement, dated as of October 20, 2000, among the Company and Renaissance Capital Growth & Income Fund
                  III, Inc. and Renaissance US Growth & Income Trust PLC. (8)

         10.1* Integrated Security Systems, Inc. 1993 Stock Option Plan, dated September 7, 1993, as amended on December 30, 1994. (3)

         10.2*    Amendment to Integrated Security System, Inc. 1993 Stock
                  Option Plan. (1)

         10.3*    Form of Integrated Security Systems, Inc. 1993 Incentive Stock
                  Option Agreement. (1)

         10.4*    Form of Integrated Security Systems, Inc. 1993 Non-Qualified
                  Stock Option Agreement. (1)

         10.5 Letter Agreement, dated November 13, 2000, as amended, by and among the Company, Renaissance Capital Growth & Income Fund
                  III, Inc. and Renaissance US Growth & Income Trust PLC, regarding the financial restructuring of the Company. (11)

         10.6* Form of Indemnification Agreement by and between the Company and the Company's officers and directors. (1)

         10.7 Lease Agreement, dated March 25, 1992 and April 6, 1992, by and among the Company, Trammell Crow Company No. 90 and Petula
                  Associates Limited for property located in Dallas, Texas. (1)

         10.8 Form of Warrant Agreement for purchase of common stock, executed March 29, 1996. (4)

         10.9 Convertible Loan Agreement, dated December 31, 1996, between the Company (and its subsidiaries) and Renaissance Capital
                  Growth & Income Fund III, Inc. and Renaissance US Growth &
                  Income Trust PLC. (3)

         10.10    Stock Purchase Agreement, dated August 13, 1999, between the
                  Company and Notification Systems of America, Inc. (6)

         21.1+    Subsidiaries of the Company.

         23.1+    Consent of Grant Thornton LLP.

----------

         (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-59870-FW).

         (2) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994.

         (3) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-5023).

         (4) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.

         (5) Incorporated by reference to the Company's Form 8-K filed on June 14, 1999.

         (6) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1999.

         (7) Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1999.

         (8) Incorporated by reference to the Company's Form 10-KSB/A (Amendment No. 2) for the year ended June 30, 2000.

         (9) Incorporated by reference to the Company's Form 8-K filed on March 9, 2001.

         (10) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 2001.

         (11)     Incorporated by reference to the Company's proxy statement on
                  Schedule 14A filed March 16, 2001.

         +        Filed herewith.

         * Indicates management contract or compensatory plan or arrangement.