Form 10QSB
period 2001-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2001-11-14
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001.
                                                    ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________.



                         Commission file number 1-11900



                        INTEGRATED SECURITY SYSTEMS, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)



                   DELAWARE                                      75-2422983
         (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                     Identification No.)


8200 SPRINGWOOD DRIVE, SUITE 230, IRVING, TEXAS                     75063
   (Address of principal executive offices)                       (Zip Code)



                                 (972) 444-8280
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of October 31, 2001, 10,819,917 shares of the Registrant's common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 30, 2001 (unaudited)
                           and June 30, 2001                                             3

                  Consolidated Statements of Operations (unaudited) for the three
                           months ended September 30, 2001 and 2000                      4

                  Consolidated Statements of Cash Flows (unaudited) for the three
                           months ended September 30, 2001 and 2000                      5

                  Notes to Financial Statements                                          6

         Item 2.  Management's Discussion and Analysis or Plan of Operation              8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      11

         Item 2.  Changes in Securities                                                  11

         Item 3.  Defaults Upon Senior Securities                                        11

         Item 4.  Submission of Matters to a Vote of Security Holders                    11

         Item 5.  Other Information                                                      11

         Item 6.  Exhibits and Reports on Form 8-K                                       11

SIGNATURES                                                                               13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                                September 30,        June 30,
                                                                                     2001              2001
                                                                                --------------    --------------
                                                                                 (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                                    $        5,756    $       70,582
   Accounts receivable, net of allowance for doubtful
     accounts of $94,270 and $89,943, respectively                                     728,482         1,312,464
   Inventories                                                                         655,255           632,989
   Unbilled revenue                                                                      3,411             3,411
   Other current assets                                                                 97,410           110,433
                                                                                --------------    --------------
     Total current assets                                                            1,490,314         2,129,879

Property and equipment, net                                                            633,648           655,240
Other assets                                                                            14,410            14,410
                                                                                --------------    --------------
     Total assets                                                               $    2,138,372    $    2,799,529
                                                                                ==============    ==============

                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                             $      756,481    $      926,076
   Accrued liabilities                                                                 374,358           425,391
   Current portion of long-term debt                                                   566,779           494,959
                                                                                --------------    --------------
     Total current liabilities                                                  $    1,697,618    $    1,846,426
                                                                                --------------    --------------

Long-term debt                                                                         597,270           620,306

Preferred stock subject to redemption                                                7,495,052         7,345,052

Stockholders' deficit:
   Preferred stock, $.01 par value, 750,000 shares authorized; 102,250 shares issued and outstanding (liquidation value
     of $2,045,000)                                                                      1,613             1,608
   Common stock, $.01 par value, 75,000,000 shares
     authorized; 10,819,917 and 10,782,417 shares,
     respectively, issued                                                              109,617           107,824
   Additional paid in capital                                                       16,232,265        16,123,610
   Accumulated deficit                                                             (23,876,313)      (23,126,547)
   Treasury stock, at cost - 50,000 common shares                                     (118,750)         (118,750)
                                                                                --------------    --------------
     Total stockholders' deficit                                                    (7,651,568)       (7,012,255)
                                                                                --------------    --------------
       Total liabilities and stockholders' deficit                              $    2,138,372    $    2,799,529
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

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                             For the Three Months Ended
                                                   September 30,
                                            ----------------------------
                                                2001            2000
                                            ------------    ------------
Sales                                       $    986,963    $  1,223,507
Cost of sales                                    732,983         921,108
                                            ------------    ------------
Gross margin                                     253,980         302,399
                                            ------------    ------------

Operating expenses:
  Selling, general and administrative            819,862       1,083,385
  Research and product development               110,805         145,475
                                            ------------    ------------
                                                 930,667       1,228,860
                                            ------------    ------------

Loss from operations                            (676,687)       (926,461)

Other income (expense):
  Interest income                                     --             139
  Interest expense                               (31,155)       (172,292)
                                            ------------    ------------

Net loss                                        (707,842)     (1,098,614)

Preferred dividends                              (41,925)        (42,081)
                                            ------------    ------------

Net loss allocable to common stockholders   $   (749,767)   $ (1,140,695)
                                            ============    ============

Weighted average common and
   common equivalent shares
   outstanding  - basic and diluted           10,790,659      10,518,345
                                            ============    ============

Net loss per share                          $      (0.07)   $      (0.11)
                                            ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        For the Three Months Ended
                                                               September 30,
                                                       ----------------------------
                                                           2001            2000
                                                       ------------    ------------
Cash flows from operating activities:
   Net loss                                            $   (707,842)   $ (1,098,614)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                            33,945          42,001
     Amortization                                                --          56,857
     Provision for bad debt                                   6,000           6,000
     Provision for warranty reserve                          10,500          16,500
     Provision for inventory reserve                          6,000         (14,239)
     Deferred revenue                                            --          72,488
     Expenses paid with stock, warrants and options          25,000              --
     Changes in operating assets and liabilities:
       Accounts receivable                                  577,982         192,866
       Inventories                                          (28,263)          3,000
       Other assets                                          13,022          (5,150)
       Accounts payable                                    (134,144)        374,605
       Accrued liabilities                                  (61,530)        (72,607)
                                                       ------------    ------------
           Net cash used in operating activities           (259,330)       (426,293)
                                                       ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                       (12,354)        (14,042)
                                                       ------------    ------------
           Net cash used in investing activities            (12,354)        (14,042)
                                                       ------------    ------------

Cash flows from financing activities:
   Issuance of preferred stock                              200,000              --
   Issuance of common stock                                      --              84
   Dividends on preferred stock                             (41,925)        (42,080)
   Payments on debt and other liabilities                  (101,217)        (51,945)
   Proceeds from notes payable and long-term debt           150,000         537,835
                                                       ------------    ------------
           Net cash provided by financing activities        206,858         443,894
                                                       ------------    ------------

Increase (decrease) in cash and cash equivalents            (64,826)          3,559
Cash and cash equivalents at beginning of period             70,582          99,636
                                                       ------------    ------------
Cash and cash equivalents at end of period             $      5,756    $    103,195
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

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Quarters Ended September 30, 2000 and 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 2001 Annual Report on Form 10-KSB filed on October 15, 2001 with the Securities and Exchange Commission.

NOTE 2 - RECLASSIFICATION

Certain reclassification of prior year amounts have been made to conform to the current period presentation.

NOTE 3 - FINANCING

On July 27, 2001, the Company received $100,000 in cash from Renaissance Capital Growth & Income Fund III, Inc. and $100,000 in cash from Renaissance US Growth & Income Trust PLC. In exchange, the Company issued 3,000 shares of its Series G Cumulative Convertible Preferred Stock, par value $0.01 per share, and 1,000 shares of its Series F Cumulative Convertible Preferred Stock, par value $0.01 per share, to each of the Renaissance entities.

In exchange for an aggregate of $150,000 cash investment received on September 28, 2001, Integrated Security Systems, Inc. issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance III") and Frost National Bank FBO Renaissance US Growth & Income Trust PLC (Renaissance PLC"). Each of the two promissory notes is in the original principal amount of $75,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on January 26, 2002. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 375,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share. The value assigned to the warrants of approximately $113,000 is being amortized over the terms of the notes.

NOTE 4 - SUBSEQUENT EVENT - FINANCING

In exchange for an aggregate of $50,000 cash investment, on October 12, 2001, the Company issued a promissory note to each of Renaissance III and Renaissance PLC. Each of the two promissory notes is in the original principal amount of $25,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on February 9, 2002. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on October 12, 2001, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 125,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

In exchange for an aggregate of $50,000 cash investment received on October 29, 2001, the Company issued a promissory note to each of Renaissance III and Renaissance PLC on October 26, 2001. Each of the two promissory notes is in the original principal amount of $25,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on February 23, 2002. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on October 26, 2001, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 125,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

In exchange for an aggregate of $50,000 cash investment, on November 9, 2001, the Company issued a promissory note to each of Renaissance III and Renaissance PLC. Each of the two promissory notes is in the original principal amount of $25,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on March 9, 2002. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on November 9, 2001, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 125,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

In exchange for an aggregate of $50,000 cash investment received on November 8, 2001, the Company issued a promissory note to C. A. Rundell, Jr., the Company's Chairman and Chief Executive Officer, on November 9, 2001. The promissory note is in the original principal amount of $50,000 and has an annual interest rate of 8%. The promissory note, plus interest, is due on March 9, 2002. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on November 9, 2001, the Company issued a stock purchase warrant to Mr. Rundell. The stock purchase warrant entitles the Mr. Rundell to purchase from the Company 125,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

NOTE 5 - BUSINESS SEGMENTS

Information for the Company's reportable segments for the three months ended September 30, 2001 and 2000 is as follows:

                                 For the Three Months Ended
                                       September 30,
                                ----------------------------
                                    2001            2000
                                ------------    ------------
Sales
   B&B Electromatic, Inc.       $    965,547    $  1,098,004
   Intelli-Site, Inc.                 21,416         125,503
                                ------------    ------------
                                $    986,963    $  1,223,507
                                ============    ============

Income (loss) from operations
   B&B Electromatic, Inc.       $   (177,988)   $    (40,610)
   Intelli-Site, Inc.               (402,703)       (593,536)
   Corporate                         (95,996)       (292,315)
                                ------------    ------------
                                $   (676,687)   $   (926,461)
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Sales. The Company's total sales decreased by $0.2 million, or 19%, to $1.0 million during the quarter ended September 30, 2001 from $1.2 million during the quarter ended September 30, 2000. Sales at the Company's Intelli-Site, Inc. subsidiary decreased by approximately $0.1 million during the quarter ending September 30, 2001 compared to the quarter ending September 30, 2000 due to a decrease in project revenue consistent with the Company's previously announced business refocus on software development. In addition, sales at the Company's B&B Electromatic, Inc. subsidiary decreased from $1.1 million in the quarter ended September 30, 2000 to $1.0 million in the quarter ended September 30, 2001 due to an overall decline in sales volume.

For the quarter ended September 30, 2001, approximately 98% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 90% for the quarter ended September 30, 2000.

Cost of Sales. Cost of sales as a percentage of sales remained comparable at 74% and 75% for the quarters ending September 30, 2001 and 2000, respectively.

Gross Margin. Gross margin as a percentage of sales remained comparable at 26% and 25% for the quarters ending September 30, 2001 and 2000, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately $260,000 or 24% during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 due to overall Company reduction in staffing and operating expenses.

Research and Product Development. Research and product development expenses decreased by approximately $35,000 or 24% during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 due to the decreased expenditures at the Company's Intelli-Site subsidiary.

Interest Expense. Interest expense decreased by approximately $140,000 during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 due the Company's refinancing of approximately $8.4 million of debt to equity during fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased by $64,826 during the first quarter of fiscal year 2002, compared to the quarter ended September 30, 2001. At September 30, 2001, the Company had $5,756 in cash and cash equivalents and had approximately $288,000 outstanding under its accounts receivable factoring facility. The factoring facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to $0.8 million, subject to availability under its borrowing base.

For the three months ended September 30, 2001, the Company's operating activities used $259,330 of cash compared to $426,293 of cash used in operations during the three months ended September 30, 2000. The decrease in cash used in operations is primarily due a reduction in the net loss coupled with the collections of accounts receivable at the Company's B&B subsidiary.

The Company used $12,354 for the purchase of property and equipment during the quarter ended September 30, 2001, compared to $14,042 for the quarter ended September 30, 2000.

During the quarter ended September 30, 2001, the Company financed its operations with cash flows from borrowings of $150,000 compared to $537,835 during the quarter ended September 30, 2000.

The Company made payments of $101,217 on debt and other liabilities during the quarter ended September 30, 2001, compared to payments of $51,945 on debt and other liabilities during the quarter ended September 30, 2000.

During the fiscal quarter ended September 30, 2001, and since September 30, 2001, the Company received cash investments from each of Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth & Income Trust PLC, and C.
A. Rundell, Jr. Please see Note 3 (Financing) and Note 4 (Subsequent Event - Financing) to the financial statements above for details regarding these investments.

The cash that the Company receives from the accounts receivable factoring facility is utilized to support Company-wide operations. The Company's working capital requirements will depend upon many factors, including future sales of the Company's products, the Company's operating results, the status of competitive products, and actual profits compared to the Company's business plan. The Company is currently experiencing declining liquidity, which makes it difficult for the Company to meet its current cash requirements and may jeopardize the Company's ability to continue as a going concern. The Company intends to address its liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections. At the present time and in the foreseeable future, the Company will need to obtain additional financing either through equity placement or additional debt. There can be no assurance that the Company will be able to secure such financing. If the Company's liquidity does not improve, it may have to seek a merger partner, limit its operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to the Company or disadvantageous to the Company's stockholders.

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At October 31, 2001, the Company's backlog was approximately $1.7 million. The Company expects that it will fill the majority of this backlog by December 31, 2002.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

         None.

(b) Reports filed on Form 8-K.

         The Company filed a Current Report on Form 8-K on August 9, 2001 to report an additional investment of $100,000 in cash from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for 3,000 shares of the Company's Series G Cumulative Convertible Preferred Stock, par value $0.01 per share, and 1,000 shares of its Series F Cumulative Convertible Preferred Stock, par value $0.01 per share, to each of the Renaissance entities.

         The Company filed a Current Report on Form 8-K on August 10, 2001 to report the announcement the Company's earnings results for the for the fiscal year ending June 30, 2001.

         The Company filed a Current Report on Form 8-K on October 15, 2001 to report an additional investment of $75,000 in cash from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for promissory notes and stock purchase warrants, issued to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth & Income Trust PLC in addition to a Registration Rights Agreement, a Borrower Security Agreement and a Stock Pledge Agreement to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC.

         The Company filed a Current Report on Form 8-K on November 9, 2001 to report an additional investment of $50,000 in cash from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for promissory notes and stock purchase warrants, issued to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth & Income Trust PLC.

         The Company filed a Current Report on Form 8-K on November 13, 2001 to report an additional investment of $25,000 in cash from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC and $50,000 in cash from C. A. Rundell, Jr., Chairman an Chief Executive Officer, in exchange for promissory notes and stock purchase warrants, issued to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth & Income Trust PLC.

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

                                       Integrated Security Systems, Inc.
                                       ---------------------------------
                                                (Registrant)



Date:    November 14, 2001             /s/ C. A. RUNDELL, JR.
                                       ----------------------
                                       C. A. Rundell, Jr.
                                       Director, Chairman of the Board, and
                                       Chief Executive Officer (Principal
                                       Executive and Financial Officer)


Date:    November 14, 2001             /s/ RICHARD B. POWELL
                                       ---------------------
                                       Richard B. Powell
                                       Vice President, Chief Accounting Officer,
                                       Secretary (Principal Accounting Officer)