Form 10QSB
period 2001-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2002-02-14
CIK 741114

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2001.


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2002, 11,143,071 shares of the Registrant's common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                                               Page
                                                                                               ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at December 31,  2001 (unaudited)
                           and June 30, 2001                                                     3

                  Consolidated Statements of Operations (unaudited) for the three
                           and six months ended December 31,  2001 and 2000                      4

                  Consolidated Statements of Cash Flows (unaudited) for the six
                           months ended December 31,  2001 and 2000                              5

                  Notes to Financial Statements                                                  6

         Item 2.  Management's Discussion and Analysis or Plan of Operation                      9

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                             12

         Item 2.  Changes in Securities                                                         12

         Item 3.  Defaults Upon Senior Securities                                               12

         Item 4.  Submission of Matters to a Vote of Security Holders                           12

         Item 5.  Other Information                                                             12

         Item 6.  Exhibits and Reports on Form 8-K                                              12

SIGNATURES                                                                                      14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                                 December 31,         June 30,
                                                                                      2001              2001
                                                                                  ------------      ------------
                                                                                  (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                                     $     47,760     $     70,582
   Accounts receivable, net of allowance for doubtful
     accounts of $93,786 and $94,270, respectively                                  1,010,395        1,312,464
   Inventories                                                                        709,283          632,989
   Other current assets                                                                76,228          113,844
                                                                                 ------------     ------------
     Total current assets                                                           1,843,666        2,129,879

Property and equipment, net                                                           617,347          655,240
Other assets                                                                           14,261           14,410
                                                                                 ------------     ------------
     Total assets                                                                $  2,475,274     $  2,799,529
                                                                                 ============     ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                              $    951,658     $    926,076
   Accrued liabilities                                                                336,322          425,391
   Current portion of long-term debt                                                1,099,229          494,959
                                                                                 ------------     ------------
     Total current liabilities                                                      2,387,209        1,846,426
                                                                                 ------------     ------------

Long-term debt                                                                        583,292          620,306

Preferred stock subject to redemption                                               7,495,052        7,345,052

Stockholders' deficit:
   Preferred stock, $.01 par value, 750,000 shares authorized; 102,250 shares issued and outstanding (liquidation value
     of $3,529,875)                                                                     1,613            1,608
   Common stock, $.01 par value, 35,000,000 shares
     authorized; 11,061,686 and 10,782,417 shares,
     respectively, issued                                                             110,617          107,824
   Additional paid in capital                                                      16,605,618       16,123,610
   Accumulated deficit                                                            (24,589,377)     (23,126,547)
   Treasury stock, at cost - 50,000 shares                                           (118,750)        (118,750)
                                                                                 ------------     ------------
     Total stockholders' deficit                                                   (7,990,279)      (7,012,255)
                                                                                 ------------     ------------
        Total liabilities and stockholders' deficit                              $  2,475,274     $  2,799,529
                                                                                 ============     ============


         The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                        For the Three Months Ended         For the Six Months Ended
                                                 December 31,                    December 31,
                                       -----------------------------     -----------------------------
                                           2001             2000             2001             2000
                                       ------------     ------------     ------------     ------------

Sales                                  $  1,216,864     $  1,338,346     $  2,203,798     $  2,561,853
Cost of sales                               751,969          868,662        1,484,922        1,789,770
                                       ------------     ------------     ------------     ------------
Gross margin                                464,895          469,684          718,876          772,083
                                       ------------     ------------     ------------     ------------

Operating expenses:
   Selling, general and
   administrative                           679,581        1,014,513        1,499,442        2,097,898
   Research and product development
                                            106,250          143,605          217,055          289,080
                                       ------------     ------------     ------------     ------------
                                            785,831        1,158,118        1,716,497        2,386,978
                                       ------------     ------------     ------------     ------------

Loss from operations                       (320,936)        (688,434)        (997,621)      (1,614,895)

Other income (expense):
   Interest income                               --               --               --              139
   Interest expense                        (350,727)        (191,024)        (381,883)        (363,316)
                                       ------------     ------------     ------------     ------------

Net loss                                   (671,663)        (879,548)      (1,379,504)      (1,978,072)

Preferred dividends                         (41,400)         (42,081)         (83,325)         (84,161)
                                       ------------     ------------     ------------     ------------

Net loss allocable to common
   stockholders                        $   (713,063)    $   (921,539)    $ (1,462,829)    $ (2,062,233)
                                       ============     ============     ============     ============

Weighted average common shares
   outstanding - basic and diluted
                                         10,997,184       10,643,450       10,917,973       10,580,897
                                       ============     ============     ============     ============

Net loss per share - basic and
   diluted                             $      (0.06)    $      (0.09)    $      (0.13)    $      (0.19)
                                       ============     ============     ============     ============


         The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                          For the Six Months Ended
                                                                 December 31,
                                                         ----------------------------
                                                            2001             2000
                                                         -----------      -----------

Cash flows from operating activities:
   Net loss                                              $(1,379,504)     $(1,978,072)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                             67,360           85,643
     Amortization                                                 --          113,713
     Provision for bad debt                                    8,500           12,000
     Provision for warranty reserve                           16,500           34,500
     Provision for inventory reserve                           8,000            9,000
     Unbilled revenue                                             --          186,206
     Expenses paid with stock, warrants and options          371,604           22,901
     Changes in operating assets and liabilities:
       Accounts receivable                                   293,569          (60,579)
       Inventories                                           (84,294)         (20,145)
       Other assets                                           37,765              823
       Accounts payable                                       25,583          318,388
       Accrued liabilities                                  (105,564)          74,141
                                                         -----------      -----------
           Net cash used in operating activities            (740,481)      (1,201,481)
                                                         -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                        (29,498)         (16,637)
                                                         -----------      -----------
           Net cash used in investing activities             (29,468)         (16,637)
                                                         -----------      -----------

Cash flows from financing activities:
   Issuance of common stock                                       --            2,183
   Issuance of preferred stock                               200,000               --
   Dividends on preferred stock                              (20,125)         (84,161)
   Payments on debt and other liabilities                    (51,242)         (83,222)
   Proceeds from notes payable and long-term debt            618,494        1,434,404
                                                         -----------      -----------
           Net cash provided by financing activities         747,127        1,269,204
                                                         -----------      -----------

Increase/(Decrease) in cash and cash equivalents             (22,822)          51,086
Cash and cash equivalents at beginning of period              70,582           99,636
                                                         -----------      -----------
Cash and cash equivalents at end of period               $    47,760      $   150,722
                                                         ===========      ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended December 31, 2001 and 2000

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

NOTE 3 - FINANCING

In exchange for an aggregate of $50,000 cash investment, on October 12, 2001, the Company issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth and Income Fund III, Inc. ("Renaissance III") and Frost National Bank FBO Renaissance US Growth & Income Trust PLC ("Renaissance PLC"). Each of the two promissory notes is in the original principal amount of $25,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on February 9, 2002. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on October 12, 2001, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 125,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

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

In exchange for an aggregate of $50,000 cash investment, on November 16, 2001, the Company issued a promissory note to each of Renaissance III and Renaissance PLC. Each of the two promissory notes is in the original principal amount of $25,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on March 16, 2002. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on November 16, 2001, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 125,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

In exchange for an aggregate of $50,000 cash investment received on November 14, 2001, the Company issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer, on November 16, 2001. The promissory note is in the original principal amount of $50,000 and has an annual interest rate of 8%. The promissory note, plus interest, is due on March 16, 2002. Interest is payable in monthly installments on the first day of each month.. As a part of this transaction, on November 16, 2001, the Company issued a stock purchase warrant to Mr. Rundell. The stock purchase warrants entitles Mr. Rundell to purchase from the Company 250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

In exchange for an aggregate of $50,000 cash investment, on December 28, 2001, the Company issued a promissory note to each of Renaissance III and Renaissance PLC. Each of the two promissory notes is in the original principal amount of $25,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on April 26, 2002. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on December 28, 2001, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 125,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

The aforementioned warrants were valued at $617,500 which is being amortized over the term of the notes.

NOTE 4 - SUBSEQUENT EVENT - FINANCING

In exchange for an aggregate of $100,000 cash investment, on January 14, 2002, the Company issued a promissory note to each of Renaissance III and Renaissance PLC. Each of the two promissory notes is in the original principal amount of $50,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on May 13, 2002. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on January 14, 2002, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

NOTE 5 - BUSINESS SEGMENTS

Information for the Company's reportable segments for the three and six months ended December 31, 2001 and 2000 is as follows:


                                   For the Three Months Ended         For the Six Months Ended
                                           December 31,                     December 31,
                                  ----------------------------      ----------------------------
                                     2001              2000             2001             2000
                                  -----------      -----------      -----------      -----------

Sales
   B&B Electromatic, Inc.         $ 1,163,461      $ 1,260,636      $ 2,128,979      $ 2,358,640
   Intelli-Site, Inc.                  53,403           77,710           74,819          203,213
                                  -----------      -----------      -----------      -----------
                                  $ 1,216,864      $ 1,338,346      $ 2,203,798      $ 2,561,853
                                  ===========      ===========      ===========      ===========

Income (loss) from operations
   B&B Electromatic, Inc.         $    48,650      $   147,511      $  (129,336)     $   106,901
   Intelli-Site, Inc.                (285,584)        (542,731)        (688,287)      (1,136,267)
   Corporate                          (84,002)        (293,214)        (179,998)        (585,529)
                                  -----------      -----------      -----------      -----------
                                  $  (320,936)     $  (688,434)     $  (997,621)     $(1,614,895)
                                  ===========      ===========      ===========      ===========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

Sales. The Company's total sales decreased by $0.1 million, or 9%, to $1.2 million during the quarter ended December 31, 2001 from $1.3 million during the quarter ended December 31, 2000. This decrease is primarily due to a decline in the volume of road and bridge sales at the Company's B&B Electromatic, Inc. subsidiary

For the quarter ended December 31, 2001, approximately 96% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 94% for the quarter ended December 31, 2000.

Gross Margin. Gross margin as a percentage of sales increased slightly, but remained comparable at 38% and 35% for the quarters ending December 31, 2001 and December 31, 2000, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately $335,000 or 33% during the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000 due to overall Company reduction in staffing and operating expenses.

Research and Product Development. Research and product development expenses decreased by approximately $35,000 or 26% during the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000 due to the decreased expenditures at the Company's Intelli-Site, Inc. subsidiary.

Interest Expense. Interest expense increased by approximately $160,000 during the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000. Approximately $300,000 in non-cash interest charges were incurred due to the issuance of warrants in conjunction with securing additional debt required to meet working capital needs. This non-cash expense was offset by a reduction in debt service of approximately $140,000 in interest charges due to the conversion of approximately $8.4 million of the Company's debt to equity during fiscal 2001.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2000

Sales. The Company's total sales decreased by $0.4 million, or 14%, to $2.2 million during the six months ended December 31, 2001 from $2.6 million during the six months ended December 31, 2000. Sales at the Company's Intelli-Site, Inc. subsidiary decreased from $0.2 million during the six months ended December 31, 2000 to $0.1 million during the six months ended December 31, 2001, primarily due to a decrease in project revenue consistent with the Company's previously announced business refocus on software development. In addition, sales at the Company's B&B Electromatic, Inc. subsidiary decreased from $2.3 million during the six months ended December 31, 2000 to $2.1 million during the six months ended December 31, 2001, due to a decline in the volume of road and bridge sales.

Gross Margin. Gross margin as a percent of sales increased slightly, but remained comparable at 33% and 30% for the six months ended December 31, 2001 and December 31, 2000, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately $600,000 or 29% during the six months ended December 31, 2001 compared to the six months ended December 31, 2000 due to overall Company reduction in staffing and operating expenses.

Research and Product Development. Research and product development expenses decreased by approximately $70,000 or 25% during the six months ended December 31, 2001 compared to the six months ended December 31, 2000 due to the decreased expenditures at the Company's Intelli-Site, Inc. subsidiary.

Interest Expense. Interest expense remained comparable during the six months ended December 31, 2001 and December 31, 2000. However, approximately $300,000 in non-cash interest charges were incurred due to the issuance of warrants in conjunction with securing additional debt required to meet working capital needs. This non-cash expense was offset by a reduction in debt service of approximately $280,000 in interest charges due to the conversion of approximately $8.4 million of the Company's debt to equity during fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased by $22,822 during the six months ended December 31, 2001. At December 31, 2001, the Company had $47,760 in cash and cash equivalents and had $468,000 outstanding under its accounts receivable factoring facility. The factoring facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to $0.8 million, subject to availability under its borrowing base.

For the six months ended December 31, 2001, the Company's operating activities used $740,481 of cash compared to $1,201,481 of cash used in operations during the six months ended December 31, 2000. The decrease in cash used in operations is primarily due to an increase in non-cash interest expense.

The Company used $29,468 for the purchase of property and equipment during the six months ended December 31, 2001, compared to $16,637 for the six months ended December 31, 2000.

During the six months ended December 31, 2001, the Company financed its operations with cash flows from long-term borrowings of $618,494 compared to $1,434,404 during the six months ended December 31, 2000.

The Company made payments of $51,242 on debt and other liabilities during the six months ended December 31, 2001, compared to payments of $83,222 on debt and other liabilities during the six months ended December 31, 2000.

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

During the six months ended December 31, 2001, and since December 31, 2001, the Company received cash investments from each of Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth & Income Trust PLC, and C. A. Rundell, Jr. Please see Note 3 (Financing) and Note 4 (Subsequent Event - Financing) to the financial statements above for details regarding these transactions. Each of the Renaissance entities are significant stockholders of the Company and Mr. Rundell is Chairman of the Board of Directors and Chief Executive Officer of the Company. If the Company is not able to secure financing from other sources, it will continue to be dependent upon receiving cash investments from the Renaissance entities and Mr. Rundell. There can be no assurance that the Company will be able to receive cash investments from the Renaissance entities and Mr. Rundell in the future.

If the Company's liquidity does not improve, it may have to seek a merger partner, limit its operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to the Company or disadvantageous to the Company's stockholders.

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At January 31, 2002, the Company's backlog was approximately $1.7 million. The Company expects that it will fill the majority of this backlog by January 31, 2003.

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

         The Company filed a Current Report on Form 8-K on November 13, 2001 to report an additional investment of $25,000 in cash from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC and $50,000 in cash from C. A. Rundell, Jr., Chairman an Chief Executive Officer, in exchange for promissory notes and stock purchase warrants, issued to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund

         III, Inc., Frost National Bank FBO Renaissance US Growth & Income Trust PLC and C. A. Rundell, Jr.

         The Company filed a Current Report on Form 8-K on November 30, 2001 to report an additional investment of $25,000 in cash from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC and $50,000 in cash from C. A. Rundell, Jr., Chairman an Chief Executive Officer, in exchange for promissory notes and stock purchase warrants, issued to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc., Frost National Bank FBO Renaissance US Growth & Income Trust PLC and C. A. Rundell, Jr.

         The Company filed a Current Report on Form 8-K on February 7, 2002 to report an additional investment of $50,000 in cash from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for promissory notes and stock purchase warrants, issued to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth & Income Trust PLC.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Integrated Security Systems, Inc.
                                               (Registrant)


Date:   February 14, 2002           /s/ C. A. RUNDELL, JR.
                                    ----------------------
                                    C. A. Rundell, Jr.
                                    Director, Chairman of the Board, and Chief
                                    Executive Officer (Principal Executive and
                                    Financial Officer)


Date:   February 14, 2002           /s/ RICHARD B. POWELL
                                    ---------------------
                                    Richard B. Powell
                                    Vice President, Chief Accounting Officer,
                                    Secretary (Principal Accounting Officer)