Form 10QSB
period 2002-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2002-05-03
CIK 741114

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      -------------------------------------

                                   Form 10-QSB

                      -------------------------------------


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002.
                                                    --------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.



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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2002, 11,684,763 shares of the Registrant's common stock were outstanding.

Transitional Small Business  Disclosure Format:   Yes [ ]    No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                                   Page
                                                                                   ----
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets at March 31, 2002 (unaudited)
                    and June 30, 2001                                                3

               Consolidated Statements of Operations (unaudited)for the three
                    and nine months ended March 31, 2002 and 2001                    4

               Consolidated Statements of Cash Flows (unaudited) for the nine
                    months ended March 31, 2002 and 2001                             5

               Notes to Financial Statements                                         6

      Item 2.  Management's Discussion and Analysis or Plan of Operation             8

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                                    12

      Item 2.  Changes in Securities                                                12

      Item 3.  Defaults Upon Senior Securities                                      12

      Item 4.  Submission of Matters to a Vote of Security Holders                  12

      Item 5.  Other Information                                                    13

      Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                          14


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                        March 31,               June 30,
                                                                          2002                    2001
                                                                      -------------           -------------
                                                                       (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                          $      95,097           $      70,582
   Accounts receivable, net of allowance for doubtful
     accounts of $94,998 and $94,270, respectively                          959,238               1,312,464
   Inventories                                                              713,350                 632,989
   Other current assets                                                      62,665                 113,844
                                                                      -------------           -------------
     Total current assets                                                 1,830,350               2,129,879

Property and equipment, net                                                 587,739                 655,240
Other assets                                                                 14,461                  14,410
                                                                      -------------           -------------
     Total assets                                                     $   2,432,550           $   2,799,529
                                                                      =============           =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                   $     637,023           $     926,076
   Accrued liabilities                                                      474,376                 425,391
   Current portion of long-term debt                                      1,171,677                 494,959
                                                                      -------------           -------------
     Total current liabilities                                        $   2,283,076           $   1,846,426
                                                                      -------------           -------------

Long-term debt                                                              644,250                 620,306

Preferred stock subject to redemption                                     7,495,052               7,345,052

Stockholders' deficit:
   Preferred stock, $.01 par value, 750,000 shares
     authorized; 161,345 shares issued and outstanding
     (liquidation value of $3,529,875)                                        1,613                   1,608
   Common stock, $.01 par value, 35,000,000 shares
     authorized; 11,571,649 and 10,782,417 shares,
     respectively, issued                                                   115,716                 107,824
   Additional paid in capital                                            17,150,346              16,123,610
   Accumulated deficit                                                  (25,138,753)            (23,126,547)
   Treasury stock, at cost - 50,000 shares                                 (118,750)               (118,750)
                                                                      -------------           -------------
     Total stockholders' deficit                                         (7,989,828)             (7,012,255)
                                                                      -------------           -------------
       Total liabilities and stockholders' deficit                    $   2,432,550           $   2,799,529
                                                                      =============           =============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.


                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                          For the Three Months Ended              For the Nine Months Ended
                                                   March 31,                               March 31,
                                        ------------------------------          ------------------------------
                                           2002               2001                 2002               2001
                                        -----------        -----------          -----------        -----------
Sales                                   $ 1,185,051        $ 1,208,643          $ 3,388,848        $ 3,770,495
Cost of sales                               722,966            765,521            2,207,887          2,555,292
                                        -----------        -----------          -----------        -----------
Gross margin                                462,085            443,122            1,180,961          1,215,203
                                        -----------        -----------          -----------        -----------

Operating expenses:
   Selling, general and
   administrative                           619,238            969,095            2,118,680          3,066,997
   Research and product
   development                              105,988            106,651              323,043            395,731
                                        -----------        -----------          -----------        -----------
                                            725,226          1,075,746            2,441,723          3,462,728
                                        -----------        -----------          -----------        -----------

Loss from operations                       (263,141)          (632,624)          (1,260,762)        (2,247,525)

Other income (expense):
   Other income                             203,834                - -              203,834                - -
   Interest income                              - -                - -                  - -                139
   Interest expense                        (449,570)          (290,088)            (831,453)          (653,404)
                                        -----------        -----------          -----------        -----------

Net loss                                $  (508,877)       $  (922,712)         $(1,888,381)       $(2,900,790)

Preferred dividends                         (40,500)           (41,166)            (123,825)          (125,327)
                                        -----------        -----------          -----------        -----------

Net loss allocable to common
   stockholders                         $  (549,377)       $  (963,878)         $(2,012,206)       $(3,026,117)
                                        ===========        ===========          ===========        ===========

Weighted average common
   shares outstanding - basic
   and diluted                           11,233,291         10,732,417           11,021,544         10,630,667
                                        ===========        ===========          ===========        ===========

Net loss per share - basic and
   diluted                              $     (0.05)       $     (0.09)         $     (0.18)       $     (0.28)
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


                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     For the Nine Months Ended
                                                                              March 31,
                                                                 ---------------------------------
                                                                     2002                 2001
                                                                 ------------         ------------
Cash flows from operating activities:
   Net loss                                                      $ (1,888,381)        $ (2,900,790)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                      97,097              122,407
     Gain on sale of assets                                          (192,668)                 - -
     Amortization                                                         - -              113,713
     Provision for bad debt                                            34,750               18,000
     Provision for warranty reserve                                    32,000               61,500
     Provision for inventory reserve                                   13,500               15,000
     Unbilled revenue                                                     - -              221,995
     Expenses paid with stock, warrants and options                   826,786              106,351
     Changes in operating assets and liabilities:
       Accounts receivable                                            318,476              105,013
       Inventories                                                    (93,861)             (20,714)
       Other assets                                                    51,127              (11,484)
       Accounts payable                                              (321,647)             443,810
       Accrued liabilities                                             16,987               15,172
                                                                 ------------         ------------
           Net cash used in operating activities                   (1,105,834)          (1,710,027)
                                                                 ------------         ------------

Cash flows from investing activities:
   Purchase of property and equipment                                 (40,763)             (41,270)
   Proceeds from disposal of assets                                   203,834                    -
                                                                 ------------         ------------
           Net cash used in investing activities                      163,071              (41,270)


Cash flows from financing activities:
   Issuance of preferred stock                                        200,000                2,183
   Dividends on preferred stock                                       (26,604)            (125,327)
   Employee stock option exercise                                      60,625                  - -
   Payments on debt                                                  (112,789)            (117,877)
   Proceeds from notes payable and long-term debt                     846,045            1,971,860
                                                                 ------------         ------------
           Net cash provided by financing activities                  967,277            1,730,839
                                                                 ------------         ------------

Decrease in cash and cash equivalents                                  24,514              (20,458)
Cash and cash equivalents at beginning of period                       70,583               99,636
                                                                 ------------         ------------
Cash and cash equivalents at end of period                       $     95,097         $     79,178
                                                                 ============         ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                    Nine Months Ended March 31, 2002 and 2001


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


Note 3 -Financing

In exchange for an aggregate of $100,000 cash investment, on January 14, 2002, the Company issued a promissory note to each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC, both of which are investment funds and major stockholders of the Company. Each of the two promissory notes is in the original principal amount of $50,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on May 13, 2002. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on January 14, 2002, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share. These warrants were valued at $125,000 and are being amortized over the term of these notes.

In exchange for an aggregate of $50,000 cash investment received on February 27, 2002, the Company issued a promissory note to The Rundell Family Partnership. C.
A. Rundell, Jr., who is Chairman and Chief Executive Officer of the Company, is also the Managing Partner of The Rundell Family Partnership. The promissory note is in the original principal amount of $50,000 and has an annual interest rate of 8% that is due on the first day of each month. The promissory note, plus interest, is due on June 26, 2002 or upon the sale of the VT 6802 railroad barrier technology, whichever occurs first. This note, plus all accrued interest, was paid in full on March 21, 2002, the approximate date of the sale of the Company's VT 6802 railroad barrier technology. As a part of the cash investment, on February 27, 2002, the Company issued a stock purchase warrant to The Rundell Family Partnership. The stock purchase warrant entitles The Rundell Family Partnership to purchase from the Company 250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share. This warrant was valued at $40,000 and was expensed during the quarter ending March 31, 2002.

Note 4 - Business Segments

Information for the Company's reportable segments for the three and nine months ended March 31, 2002 and 2001 is as follows:


                                          For the Three Months Ended            For the Nine Months Ended
                                                  March 31,                             March 31,
                                       ------------------------------         ------------------------------
                                           2002              2001                 2002              2001
                                       ------------      ------------         ------------      ------------
Sales
   B&B Electromatic, Inc.              $  1,155,116      $  1,114,929         $  3,284,094      $  3,473,569
   Intelli-Site, Inc.                        29,935            93,714              104,754           296,926
                                       ------------      ------------         ------------      ------------
                                       $  1,185,051      $  1,208,643         $  3,388,848      $  3,770,495
                                       ============      ============         ============      ============

Income (loss) from operations
   B&B Electromatic, Inc.              $        944      $     28,150         $   (128,392)     $    135,048
   Intelli-Site, Inc.                      (242,491)         (342,932)            (930,778)       (1,479,201)
   Corporate                                (21,594)         (317,842)            (201,592)         (903,372)
                                       ------------      ------------         ------------      ------------
                                       $   (263,141)     $   (632,624)        $ (1,260,762)     $ (2,247,525)
                                       ============      ============         ============      ============

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

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


Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Sales. The Company's total sales remained comparable at $1,185,000 and $1,209,000, respectively, during each of the quarters ended March 31, 2002 and March 31, 2001. For the quarter ended March 31, 2002, approximately 97% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 92% for the quarter ended March 31, 2001.

Gross Margin. Gross margin as a percent of sales remained comparable at 39% and 37% during the quarters ended March 31, 2002 and March 31, 2001.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately 36% or $0.4 million during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. This decrease is due to the significant cost reductions made company wide.

Research and Product Development. Research and product development expenses remained comparable during the quarters ended March 31, 2002 and March 31, 2001, at approximately $106,000.

Other Income. Other income of $203,834 consists of the gain realized on the Company's B&B subsidiary sale of its VT 6802 railroad barrier and related technology.

Interest Expense. Interest expense increased by approximately $160,000 during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. Approximately $410,000 in non-cash interest charges were incurred due to the issuance of warrants in conjunction with securing additional debt required to meet working capital needs. This non-cash expense was offset by a reduction in debt service of approximately $250,000 in interest charges due to the conversion of approximately $8.4 million of the Company's debt to equity during fiscal 2001.


Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

Sales. The Company's total sales decreased by $0.4 million, or 10%, to $3.4 million during the nine months ended March 31, 2002 from $3.8 million during the nine months ended March 31, 2001. Sales at the Company's Intelli-Site, Inc. subsidiary decreased from $0.3 million during the nine months ended March 31, 2001 to $0.1 million during the nine months ended March 31, 2002 due to a reduction in software shipments and related services. In addition, sales at the Company's B&B Electromatic, Inc. subsidiary decreased from $3.5 million during the nine months ended March 31, 2001 to $3.3 million during the nine months ended March 31, 2002, primarily due to a decline in the volume of road and bridge sales. For the nine months ended March 31, 2002, approximately 97% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 92% for the nine months ended March 31, 2001.

Gross Margin. Gross margin as a percent of sales remained comparable at approximately 35% and 32% for the nine months ended March 31, 2002 and March 31, 2001, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately 31% or $1.0 million during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. This decrease is due to the significant cost reductions made company wide.

Other Income. Other income of $203,834 consists of the gain realized on the Company's B&B subsidiary sale of its VT 6802 railroad barrier and related technology.

Research and Product Development. Research and product development expenses decreased by approximately $70,000 or 18% during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 due to decreased expenditures at the Company's Intelli-Site subsidiary.

Interest Expense. Interest expense increased by approximately $180,000 during the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. Approximately $730,000 in non-cash interest charges were incurred due to the issuance of warrants in conjunction with securing additional debt required to meet working capital needs. This non-cash expense was offset by a reduction in debt service of approximately $550,000 in interest charges due to the conversion of approximately $8.4 million of the Company's debt to equity during fiscal 2001.


Liquidity and Capital Resources

The Company's cash position increased by $24,514 during the nine months ended March 31, 2002. At March 31, 2002, the Company had $95,097 in cash and cash equivalents and had $495,000 outstanding under its accounts receivable factoring facility. The factoring facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to $0.8 million, subject to availability under its borrowing base.

For the nine months ended March 31, 2002, the Company's operating activities used $1,105,834 of cash compared to $1,710,027 of cash used in operations during the nine months ended March 31, 2001.

The decrease in cash used in operations is primarily due to the decrease in net loss and an increase in expenses paid with stock, warrants and options, offset by a decrease in accounts payable.

The Company used $40,763 for the purchase of property and equipment during the nine months ended March 31, 2002, compared to $41,270 for the nine months ended March 31, 2001.

During the nine months ended March 31, 2002, the Company financed its operations with cash flows from long-term borrowings of $846,045 compared to $1,971,860 during the nine months ended March 31, 2001.

The Company made payments of $112,789 on debt and other liabilities during the nine months ended March 31, 2002, compared to payments of $117,877 on debt and other liabilities during the nine months ended March 31, 2001.

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

In exchange for an aggregate of $100,000 cash investment, on January 14, 2002, the Company issued a promissory note to each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC, both of which are investment funds and major stockholders of the Company. Each of the two promissory notes is in the original principal amount of $50,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on May 13, 2002. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on January 14, 2002, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share. These warrants were valued at $125,000 and are being amortized over the term of these notes.

In exchange for an aggregate of $50,000 cash investment received on February 27, 2002, the Company issued a promissory note to The Rundell Family Partnership. C.
A. Rundell, Jr., who is Chairman and Chief Executive Officer of the Company, is also the Managing Partner of The Rundell Family Partnership. The promissory note is in the original principal amount of $50,000 and has an annual interest rate of 8% that is due on the first day of each month. The promissory note, plus interest, is due on June 26, 2002 or upon the sale of the VT 6802 railroad barrier technology, whichever occurs first. This note, plus all accrued interest, was paid in full on March 21, 2002, the approximate date of the sale of the Company's VT 6802 railroad barrier technology. As a part of the cash investment, on February 27, 2002, the Company issued a stock purchase warrant to The Rundell Family Partnership. The stock purchase warrant entitles The Rundell Family Partnership to purchase from the Company 250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share. This warrant was valued at $40,000 and was expensed during the quarter ending March 31, 2002.

If the Company's liquidity does not improve, it may have to seek a merger partner, limit its operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to the Company or disadvantageous to the Company's stockholders.

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At April 30, 2002, the Company's backlog was approximately $1.7 million. The Company expects that it will fill the majority of this backlog by March 31, 2003.

                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.
 --------------------------

 None.


 Item 2.  Changes in Securities.
 -------------------------------

During the first three months of 2002, the Company issued unregistered securities in connection with the transactions described below. The issuances of promissory notes and convertible warrants were exempt from the registration requirements of the Securities Act, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the warrants.

In exchange for an aggregate of $100,000 cash investment, on January 14, 2002, the Company issued a promissory note to each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC, both of which are investment funds and major stockholders of the Company. Each of the two promissory notes is in the original principal amount of $50,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on April 13, 2002. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on January 14, 2002, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share, at any time until January 14, 2007. These warrants were valued at $125,000 and are being amortized over the term of these notes.

In exchange for an aggregate of $50,000 cash investment received on February 27, 2002, the Company issued a promissory note to The Rundell Family Partnership. C.
A. Rundell, Jr., who is Chairman and Chief Executive Officer of the Company, is also the Managing Partner of The Rundell Family Partnership. The promissory note is in the original principal amount of $50,000 and has an annual interest rate of 8% that is due on the first day of each month. The promissory note, plus interest, is due on June 26, 2002 or upon the sale of the VT 6802 railroad barrier technology, whichever occurs first. This note, plus all accrued interest, was paid in full on March 21, 2002, the approximate date of the sale of the Company's VT 6802 railroad barrier technology. As a part of the cash investment, on February 27, 2002, the Company issued a stock purchase warrant to The Rundell Family Partnership. The stock purchase warrant entitles The Rundell Family Partnership to purchase from the Company 250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share. This warrant was valued at $40,000 and was expensed during the quarter ending March 31, 2002.


 Item 3.  Defaults Upon Senior Securities.
 -----------------------------------------

The Company is in default of certain notes issued to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. The Renaissance notes are secured by equity, assets and future contracts, have an interest rate of 8% of the principal balance and were due on various dates during the quarter ending March 31, 2002. At March 31, 2002, the principal amount of these notes in default was $350,000. Interest due on these outstanding notes has been paid in full with shares of restricted common stock of the Company. The Company has not received notice of default and currently has no other source of repayment.


 Item 4.  Submission of Matters to a Vote of Security Holders.
 -------------------------------------------------------------

 None.

 Item 5.  Other Information.
 ---------------------------

 None.


 Item 6.  Exhibits and Reports on Form 8-K.
 ------------------------------------------

 (a)  Exhibits

 (b) Reports filed on Form 8-K.

         The Company filed a Current Report on Form 8-K on February 7, 2002 to report an additional investment of $50,000 in cash on December 28, 2001 from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for promissory notes and stock purchase warrants, issued to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth & Income Trust PLC.

         The Current Report on Form 8-K filed on February 7, 2002 also reported an additional investment of $100,000 in cash on January 14, 2002 from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for promissory notes and stock purchase warrants, issued to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth & Income Trust PLC.

         The Company filed a Current Report on Form 8-K on February 26, 2002 to report the approval by the Company's board of directors of a one-year extension of the warrants initially issued with the Company's April 1993 Initial Public Offering, which warrants were subsequently swapped for the current outstanding warrants.

         The Company filed a Current Report on Form 8-K on March 22, 2002 to report an investment of $50,000 in cash from The Rundell Family
         Partnership, of which Mr. C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company, is the managing partner. This investment was made in exchange for a promissory note and stock purchase warrant issued to The Rundell Family Partnership.

         The Company filed a Current Report on Form 8-K on March 29, 2002 to report the sale by the Company's subsidiary, B&B Electromatic, Inc., of its VT 6802 railroad barrier and related technology.

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

                                    Integrated Security Systems, Inc.
                                    ---------------------------------
                                              (Registrant)



Date:        May 3, 2002            /s/ C. A. RUNDELL, JR.
                                    ----------------------
                                    C. A. Rundell, Jr.
                                    Director, Chairman of the Board, and Chief
                                    Executive Officer (Principal Executive and
                                    Financial Officer)


Date:        May 3, 2002            /s/ RICHARD B. POWELL
                                    ---------------------
                                    Richard B. Powell
                                    Vice President, Chief Accounting Officer
                                    (Principal Accounting Officer)