Form 10KSB
period 2002-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2002-09-30
CIK 741114

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                   Form 10-KSB

                                 ---------------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-11900

                                 ---------------

                        Integrated Security Systems, Inc.
                 (Name of Small Business Issuer in its Charter)

              Delaware                             75-2422983
      (State of Incorporation)         (I.R.S. Employer Identification No.)

     8200 Springwood Drive, Suite 230, Irving, TX 75063      (972) 444-8280
         (Address including zip code, area code and telephone number of Registrant's principal executive offices.)

                                 ---------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Title of Each Class
                               -------------------
                          Common stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $4,957,897

As of August 31, 2002, 11,896,379 shares of the Registrant's common stock and 1,340,505 warrants, entitling holders to purchase 3,552,338 shares of common stock, were outstanding.

On August 31, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $3,444,456. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding on August 31, 2002 by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the closing price of the registrant's common stock on August 31, 2002, as reported on the over-the-counter market.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS


 Item No.                                                               Page
 --------                                                               ----
                                     Part I


  1.   Description of Business............................................3

  2.   Description of Property............................................8

  3.   Legal Proceedings..................................................8

  4.   Submission of Matters to a Vote of Security Holders................8


                                     Part II


  5.   Market for Common Equity and Related Stockholder Matters...........9

  6.   Management's Discussion and Analysis or Plan of Operation.........12

  7.   Financial Statements..............................................17

  8.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure...............................35


                                    Part III


  9.   Directors, Executive Officers, Promoters and Control
       Persons; Compliance with Section 16(a) of the Exchange Act........35

 10.   Executive Compensation............................................37

 11.   Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters........................39

 12.   Certain Relationships and Related Transactions....................42

 13.   Exhibits and Reports on Form 8-K..................................43

                                     PART I

Forward Looking Statements

This annual report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," or "continue" or the negative of those words or other variations or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB, including the statements under "Item 1.
Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" and located elsewhere in this annual report on Form 10-KSB regarding the financial position and liquidity of the Company are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations, are disclosed in this annual report on Form 10-KSB. The Company does not undertake any obligation to publicly revise its forward-looking statements to reflect events or circumstances that arise after the date of this annual report on Form 10-KSB.

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


Item 1. Description of Business
        -----------------------

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

The Company has experienced unanticipated delays in the completion of its Intelli-Site(R) software product and has not met the anticipated sales levels for this product. In addition, the audit report of Grant Thornton LLP, the Company's independent auditors, for the Company's consolidated financial statements for the year ended June 30, 2002 states that in fiscal 2002 and 2001 the Company has suffered significant losses from operations and at June 30, 2002 had a stockholders' deficit of $8,099,160. The audit report further states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

Intelli-Site, Inc.

Intelli-site(R) computer software allows automated security and facility controls system integration. It allows a customer to decouple the selection of software from hardware, so that a customer can mix and match different hardware, from various manufacturers, into a single, integrated system. Within the security industry, it is generally accepted that automated integration of products improves productivity, response time and accuracy. Automated integration of products also reduces loss, which in turn potentially reduces insurance premiums. Intelli-Site(R) integration can break the stranglehold of closed systems that proprietary system providers have on customers. The open system design provided by Intelli-Site(R) can integrate hardware and software products from different vendors, to provide a tailored solution to unique customer requirements.

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

In the past, only a custom-designed system could provide this level of user-specific features. Other standard software products either cannot be tailored or attempt to provide limited "customization" through a fixed set of user options. With Intelli-Site(R), user-defined restrictions are limited only by the capabilities of the integrated devices.

B&B Electromatic, Inc.

B&B Electromatic, Inc., the Company's manufacturing subsidiary, designs, manufactures and distributes warning gates, crash barriers (such as railroad, anti-terrorist and traffic control barriers), lane changers, airport and navigational lighting, and perimeter security gates and operators. B&B has been in operation since 1925, and enjoys a long-term reputation of high quality designs with its broad customer network of distributors, engineering and architectural firms and local, state and federal government agencies.

On March 18, 2002, B&B entered into a Patent Assignment and Technology Transfer Agreement with Quixote Corporation. This Agreement transferred two patents and certain technology related to B&B's VT-6802 railroad barrier to Quixote Corporation for $350,000 in cash. Sales of this product since its inception have been insignificant to B&B. B&B recognized a gain on the sale of the patents and technology of approximately $200,000, after fees and expenses related to the transaction, as well as future obligations under the Agreement. B&B also entered into a Non-Exclusive Patent License Agreement with Quixote Corporation on March 18, 2002, whereby B&B may utilize this technology for certain roadway and bridge applications.

Core Business

B&B's core products are warning gates and crash barriers, automatic gate, operators, gate panels, and navigational lighting. These products compete primarily in the road and bridge construction, refurbishment and perimeter security markets. These products are used for:

    o      gating and barricading movable bridges;

    o      locking down sections of roads under construction;

    o      gates for reversible lane changer systems;

    o      gates to secure railroad crossings;

    o      operators and gates used in perimeter security;

    o      navigational lights used primarily with waterways; and

    o anti-terrorist crash barriers used to prevent malevolent use of vehicles.

B&B  typically  sells  its  products  through  electrical   sub-contractors  and
distributors. In certain instances, sales are made directly to end users.

B&B's XL automatic gate operator product line, called the XL Series, includes hydraulic sliding gate operators with numerous different configurations. The XL Series has been tested and certified to be in compliance with the Underwriters Laboratories Inc. latest safety standard.

Fewer movable bridges are being constructed. As a result, B&B is seeking broader applications of its movable gates and barriers. Highway lane changers, road construction gates and barriers, seismic gates and perimeter security gates are all growing market opportunities for B&B.

New Business

Since the tragic events of September 11, 2001, interest in B&B's CR 25 anti-terrorist crash barrier has dramatically increased. This interest has manifested itself in orders from such facilities as oil refineries, chemical plants, nuclear power plants and federal and state government buildings. The crash barrier comes in both a manual and electrical version. Each version has a vertical to horizontal arm, is equipped with an energy absorption cable assembly and weatherproof housing. The manual version has been successfully crash tested to U.S. Navy specifications OR-98-09-88 and M-56-86-05 with a level 1/L2 rating and Department of the Army rating level of KN1-LN2. It is listed by the US Army Corps of Engineers in their document Protection Against Malevolent Use of Vehicles at Nuclear Power Plants (NUREG/CR-6190 Vol. 2, Rev. 1). The electrical version has the same physical characteristics as the manual version.

Warranties

The Company has one-year, two-year and five-year warranties on products it manufactures. The length of the warranty is dictated by competition. The Company provides for repair or replacement of components and/or products that contain defects of material or workmanship. When the Company uses other manufacturers' components, the warranties of the other manufacturers are passed to the dealers and end users. To date, the servicing and replacement of defective software components and products have not been material.

Backlog

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At August 31, 2002, the Company's backlog was approximately $1.7 million. The Company expects that it will fill the majority of this backlog by December 31, 2003.

Product Design and Development

As of August 31, 2002, the Company has four employees dedicated to research, development and product engineering. The Company spent $431,346 and $525,946 during fiscal 2002 and 2001, respectively, primarily related to the development and enhancement of Intelli-Site(R).

Competition

Intelli-Site, Inc.

Many companies across the industry use the term "integrated security system" to describe their products and services. In fact, an integrated security system can range from very limited fixed function systems "integrating" as few as two sub-systems to feature-rich, real-time sophisticated software systems, including custom coded integrated solutions. Differences in functionality, performance, and price among integrated security systems vary greatly. Intelli-Site(R) has the capability to compete across the entire spectrum of integrated security systems. Consequently, Intelli-Site(R) has a diverse set of competitors, depending on the complexity of the integration effort. Intelli-Site(R)'s competitors generally fall into one of three categories: (a) access control manufacturers, (b) "pure" integrated systems platforms and (c) custom software developers.

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

"Pure" Integrated Systems Platforms

"Pure" integrated system providers, such as Intelli-Site(R), offer integration platforms that are non-proprietary and able to integrate across any device or sub-system. Integrated system providers can integrate products, such as hardware or devices, across the industry from different vendors. The Company has identified two third-party providers that supply software that competes with Intelli-Site NT. These competitors are Wonderware, Inc., and Montgomery Technologies, Inc. (MTI). Security Design Magazine (SDM) top 100 report for 2002 states that integrated systems platform products accounted for about 10% of the $20 million software systems integration market. Software system integration is the integration of various types of systems utilizing software technology. The software systems integration market includes access control manufacturers; "pure" integrated system platforms and custom software developers. The software systems integration market is a segment of the $4.6 billion systems integration market. The systems integration market encompasses all industries that integrate any type of system by utilizing various means and processes. Wonderware has, primarily due to their broad market acceptance, established itself as the clear market leader.

Custom Software Developers

Custom software solutions for integrated security typically target large systems with complex user integration requirements between multiple sub-systems. A number of  system  developers  and  large  systems  integrators  provide  custom software solutions. A declining number of end users use custom-developed solutions. However, the Company believes many of these end users would consider using a non-proprietary, tailored, user-definable standard platform if one were available. Today, of the estimated more than 1,000 system integrators in the market, only a small fraction is capable of developing custom software applications. Open, user-definable systems such as Intelli-Site(R) would allow many of these integrators to bid competitively on large, integrated security system jobs that have traditionally required custom-developed software solutions.

The Company faces intense competition in the security industry. Some of the Company's competitors are large, well-financed and established companies that have greater name recognition and resources for research and development, manufacturing and marketing than that of the Company. These competitors may be better able to compete for market share.

B&B Electromatic, Inc.

The competitors of B&B Electromatic, Inc.'s road and bridge products are relatively the same size as B&B. The customers of these competitors are concentrated in only certain geographical regions. In contrast, B&B's customers are located throughout the United States. B&B has a far more extensive design specification network than its competitors, mostly because B&B has been in existence in this market niche since 1925. Only one other manufacturer of horizontal sliding gates powered by a hydraulic operator mechanism competes with B&B's high-end perimeter security products. B&B does not compete in the lower end perimeter security products market. B&B has two competitors in the general market of warning gates, crash barriers, such as anti-terrorist and traffic control barriers, lane changers, and seismic gates. B&B has two competitors in the airport and navigational lighting market.

Employees

As of June 30, 2002, the Company employed 49 people, all in full-time positions. None of the Company's employees are subject to collective bargaining agreements. The Company believes that relations with its employees are good.

Item 2. Description of Property
        -----------------------

B&B Electromatic, Inc. owns its manufacturing and office facility in Norwood, Louisiana. This facility consists of approximately 26,000 square feet of manufacturing and office space on five acres of land. The Company has a mortgage on this property. At August 31, 2002, the principal amount of the mortgage was $666,927. The interest rate is 10% and the amortization provisions are standard. There are no prepayment provisions and the mortgage matures on February 8, 2004. The balance due on the maturity date is approximately $576,000.

The Company occupies 8,386 square feet of office and warehouse space in Irving, Texas. The lease for the Irving facility expires on December 31, 2003. The monthly rent of this lease is $6,988, plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

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


Item 3. Legal Proceedings
        -----------------

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


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------

The Company's preferred stock is not publicly traded. The Company's Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IZZI."

The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock on the Over-the-Counter Bulletin Board market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in the Company's securities may at times be illiquid due to low volume.

                                       Common Stock
                                    -------------------
                                     High          Low
                                    ------       ------
Fiscal 2002
            First Quarter           $ 0.50       $ 0.25
            Second Quarter            0.75         0.32
            Third Quarter             0.48         0.23
            Fourth Quarter            0.41         0.23
Fiscal 2001
            First Quarter           $ 0.72       $ 0.47
            Second Quarter            0.53         0.11
            Third Quarter             0.43         0.14
            Fourth Quarter            0.40         0.26

On September 13, 2002, the last reported sales prices for the Common Stock as reported on the Over-the-Counter Bulletin Board was $0.35.

Holders

As of August 31, 2002, there were 11,896,379 shares of Common Stock outstanding and 1,340,505 warrants outstanding entitling holders to purchase 3,552,338 shares of Common Stock. The shares of Common Stock are held of record by approximately 165 holders and the warrants are held of record by approximately 39 holders, including those brokerage firms and/or clearing houses holding the Company's Common Stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

Dividend Policy

The Company has never declared or paid any dividends on the Company's Common Stock. The Company currently intends to retain future earnings, if any, for the operation and development of the Company's business and to repay outstanding debt. The Company does not intend to pay any dividends on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

During fiscal 2002, the Company issued unregistered promissory notes and unregistered shares of preferred stock in connection with the transactions described below in this Item 5. The issuance of promissory notes and preferred stock was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the securities.

Issuances of Promissory Notes in Fiscal 2002

The following table summarizes the promissory notes that the Company issued to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC (known together as "Renaissance") from September 2001 through January 2002. These notes are not convertible and accrue interest at a rate of 8% per year. The form of each of these non-convertible promissory notes is filed with the SEC as an exhibit to this Form 10-KSB. As a part of each of the transactions detailed in the table below, the Company issued stock purchase warrants to each of the Renaissance entities. Each of the stock purchase warrants entitles each of the Renaissance entities to purchase from the Company, at any time, and in whole or in part, shares of the Company's Common Stock, as indicated in the table below, for $0.20 per share. The number of shares of Common Stock purchasable upon exercise of a warrant is subject to adjustment in the event of any dividends, distributions, reclassifications, or capital reorganizations. The holder of the warrant is also entitled to certain registration rights.

                                                                                     Number of Stock
                               Amount of Promissory                                 Purchase Warrants
                           Notes Issued to Each of the                            Issued to Each of the
        Date                 Renaissance Entities ($)       Maturity Date (1)      Renaissance Entities
 ------------------          ------------------------       -----------------      --------------------
 September 28, 2001                   75,000                January 26, 2002              375,000
 October 12, 2001                     25,000                February 9, 2002              125,000
 October 29, 2001                     25,000                February 23, 2002             125,000
 November 9, 2001                     25,000                March 9, 2002                 125,000
 November 16, 2001                    25,000                March 16, 2002                125,000
 December 29, 2001                    25,000                April 26, 2002                125,000
 January 14, 2002                     50,000                May 13, 2002                  250,000
 -------------------

(1)The maturity date was extended until September 5, 2003.

The following table  summarizes the promissory  notes that the Company issued to
C. A. Rundell, Jr., in November 2001. These notes are not convertible and accrue interest at a rate of 8% per year. The form of each of these non-convertible promissory notes is filed with the SEC as an exhibit to this Form 10-KSB. As a part of each of the transactions detailed in the table below, the Company issued stock purchase warrants to Mr. Rundell. Each of the stock purchase warrants entitles Mr. Rundell to purchase from the Company, at any time, and in whole or in part, shares of the Company's Common Stock, as indicated in the table below, for $0.20 per share. The number of shares of Common Stock purchasable upon exercise of a warrant is subject to adjustment in the event of any dividends, distributions, reclassifications, or capital reorganizations. The holder of the warrant is also entitled to certain registration rights.

                                                                                    Number of Stock
       Date               Amount of Promissory Notes ($)     Maturity Date (1)     Purchase Warrants
------------------        ------------------------------     -----------------     -----------------
November 9, 2001                      50,000                 March 9, 2002              125,000
November 16, 1001                     50,000                 March 16, 2002             250,000
-------------------

(1)The maturity date was extended until September 5, 2003.

In addition, in exchange for an aggregate of $50,000 cash investment received on February 27, 2002, the Company issued a promissory note to The Rundell Family Partnership. C. A. Rundell, Jr., who is Chairman and Chief Executive Officer of the Company, is also the Managing Partner of The Rundell Family Partnership. The promissory note is in the original principal amount of $50,000 and has an annual interest rate of 8% that is due on the first day of each month. The promissory note, plus interest, was due on June 26, 2002 or upon the sale of the VT 6802 railroad barrier technology, whichever occurred first. This note, plus all accrued interest, was paid in full on March 21, 2002, the approximate date of the sale of the Company's VT 6802 railroad barrier technology. The form of each of these non-convertible promissory notes is filed with the SEC as an exhibit to this Form 10-KSB. As a part of the cash investment, on February 27, 2002, the Company issued a stock purchase warrant to The Rundell Family Partnership. The stock purchase warrant entitles The Rundell Family Partnership to purchase from the Company, at any time, and in whole or in part, 250,000 fully paid and non-assessable shares of Common Stock of the Company for $0.20 per share. The number of shares of Common Stock purchasable upon exercise of a warrant is subject to adjustment in the event of any dividends, distributions, reclassifications, or capital reorganizations. The holder of the warrant is also entitled to certain registration rights.

Issuances of Preferred Stock in Fiscal 2002

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

Subsequent Event - Financing - Issuances of Promissory Notes in Fiscal 2003

In exchange for an aggregate of $150,000 cash investment, Integrated Security Systems, Inc. issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC on September 5, 2002. Each of the two promissory notes is in the original principal amount of $75,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on September 5, 2003. Interest is payable in monthly installments on the first day of each month.

As a part of this transaction, on September 5, 2002, Integrated Security Systems, Inc. issued a stock purchase warrant to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 375,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

Item 6. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

General

The Company's executive offices are located at 8200 Springwood Drive, Suite 230, Irving, Texas 75063. The Company's telephone number is (972) 444-8280. The Company is a Delaware corporation.

The audit report of Grant Thornton LLP, the Company's independent auditors, for the Company's consolidated financial statements for the year ended June 30, 2002 states that in fiscal 2002 and 2001 the Company has suffered significant losses from operations and at June 30, 2002 had a stockholders' deficit of $8,099,160. The audit report further states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company cannot predict any material trends, events or uncertainties that may affect the Company, its subsidiaries, their businesses and financial condition.

Results of Operations

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Sales. The Company's total sales decreased by $0.3 million, or 7%, during the fiscal year ended June 30, 2002, from $5.3 million in fiscal 2001. This decrease is primarily due to a decrease in road and bridge sales at the Company's B&B subsidiary together with a slight decrease in sales at the Intelli-Site subsidiary. For the twelve months ended June 30, 2002, approximately 97% of the Company's revenues were generated from the sale of products manufactured by the Company compared to 94% for the twelve months ended June 30, 2001.

Cost of Sales. Cost of sales as a percentage of sales remained comparable at 64% for the fiscal year ended June 30, 2002 and at 68% for the fiscal year ended June 30, 2001. For the twelve months ended June 30, 2002, approximately 99% of the Company's cost of sales were related to the products manufactured by the Company, compared to 89% for the twelve months ended June 30, 2001. This increase in the percentage of cost of sales related to manufactured products is due to an unfavorable change in product mix sales at B&B, coupled with a decrease in costs related to the project revenue decrease at the Intelli-Site, Inc. subsidiary.

Gross Margin. The gross margin percentage increased from 32% in fiscal 2001 to 36% in fiscal 2002. The increase was primarily due to increased software only sales at Intelli-Site, but was offset by a decrease at B&B due to an unfavorable change in product mix sales.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 36% or by $1.5 million during the fiscal 2002 period compared to fiscal 2001 due to overall company reduction in staffing and operating expenses.

Research  and   Development.   Research  and  development   expenses   decreased
approximately $95,000 during fiscal period 2002 compared to fiscal 2001 due to decreased staffing at the Intelli-Site subsidiary.

Other income. Other income consists of the gain on the sale of the Company's B&B subsidiary VT-6802 railroad crash barrier and related technology.

Interest Expense. During fiscal 2002, interest expense increased by approximately $168,000 compared to fiscal 2001. Interest expense on the Company's current outstanding debt decreased by approximately $0.6 million. The Company did, however, incur approximately $0.8 million in non-cash interest expense relating to warrants that were issued in connection with securing additional financing in order to meet working capital needs.

Liquidity and Capital Resources

Cash Position

The Company's cash position decreased $41,624 during the fiscal year 2002. At June 30, 2002, the Company had $28,958 in cash and cash equivalents and $557,021 outstanding under its accounts receivable factoring facility. This accounts receivable factoring facility is explained in greater detail below in this section.

Operating Activities

For the fiscal year ended June 30, 2002, the Company's operating activities used $1,392,698 of cash compared to $2,138,242 cash used during the fiscal year ended June 30, 2001, a difference of $745,544. This $745,544 decrease in cash used in operating activities in fiscal 2002 is primarily due to the reduction in net loss offset in part by the effect of the level of investment in working capital.

Accounts Receivable Factoring Facility

The Company currently has an Account Transfer Agreement with Evergreen Funding Corporation to factor accounts receivable with recourse. Under the terms of this factoring facility, the Company sells its accounts receivable to Evergreen Funding Corporation, a factoring company. Evergreen Funding Corporation then acts as the principal in collecting those accounts receivable. The Company sells the receivables with recourse, which means that Evergreen Funding Corporation can turn to the Company if the accounts receivable prove to be not collectable. The Company's factoring facility also allows the Company to borrow money from Evergreen Funding Corporation in anticipation of the Company's expected sales. Borrowing money from the factoring company allows the Company to build up its inventory before a peak selling period.

This accounts receivable factoring facility may be terminated by either party with 30 days notice. The Company may sell its eligible accounts receivable at an advance rate of 80%, less an adjustable factoring fee, or service charge, of 1.5% to 2.0% of the amount of accounts receivable sold. The factor has recourse to the 20% residual of aggregate accounts receivable purchased and outstanding. The factor may require the Company to repurchase all or any portion of the accounts receivable unpaid following 90 days after its due date. The interest rate charged is equal to the prime rate charged by Chase Bank of Texas, N.A. plus 2% per annum. The monthly minimum borrowing amount is $200,000 and the maximum monthly borrowing amount is $800,000, subject to availability under the Company's borrowing base. This facility is secured by the accounts receivable and inventory of the Company's B&B Electromatic, Inc. subsidiary and is guaranteed by the Company and Intelli-Site, Inc. The cash that the Company receives from the accounts receivable factoring facility is also used to support Company-wide operations.

Financial Restructuring

On May 10, 2001 the Company received stockholder approval of a financial restructuring plan. Pursuant to the terms and conditions of the financial restructuring, the following actions were taken by the Company:

o the amendment of the Company's certificate of incorporation to authorize 80,000 shares of a new Series F preferred stock and 300,000 shares of a new Series G preferred stock;

o the issuance to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC (known together as "Renaissance") of 41,439 shares of Series F preferred stock in exchange for aggregate principal of $1.0 million in promissory notes of the Company together with accrued interest;

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

Additional Debt Service Obligations

As described in greater detail in "Item 5. Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," during the fiscal year ended June 30, 2002, the Company financed its operations with cash flows from long-term borrowings of $908,001. The Company made payments of $127,978 on debt.

As discussed in "Item 2. Description of Property" above, the Company has a mortgage on B&B Electromatic, Inc.'s facility. At August 31, 2002, the principal amount of the mortgage was $666,927. The interest rate is 10% and the amortization provisions are standard. There are no prepayment provisions and the mortgage matures on February 8, 2004. The balance due on the maturity date is approximately $576,000.

The Company does not have any material commitments to purchase property and equipment in fiscal 2003. The Company does not have any material funding requirements for software and other products under development.

Property and Equipment

The Company used $46,277 for the purchase of property and equipment during fiscal 2002 compared to $53,944 for the previous fiscal 2001 period. This decrease is primarily due to a reduction in the amount of capitalized computer equipment purchased company wide. Additional Sources of Financing

On July 27, 2001 the Company received an additional investment of $100,000 in cash from each of the two Renaissance entities in exchange for 3,000 shares of the Company's Series G cumulative convertible preferred stock and 1,000 shares of its Series F cumulative convertible preferred stock to each of the Renaissance entities.

Subsequent Event - Financing - Issuances of Promissory Notes

In exchange for an aggregate of $150,000 cash investment, Integrated Security Systems, Inc. issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC on September 5, 2002. Each of the two promissory notes is in the original principal amount of $75,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on September 5, 2003. Interest is payable in monthly installments on the first day of each month.

Recent  History  of the  Company  and  Its  Impact  on the  Company's  Financial
Condition

In order to explain the Company's current financial position and what led to the changes in the Company's financial position, the following is a brief summary of the recent history of the Company and its subsidiaries.

The Company's operating cash deficit has been increasing as a result of lower revenues and higher than budgeted development costs. In 1999, management refocused the Company on two of its subsidiaries, B&B Electromatic, Inc. and Intelli-Site, Inc., and sold its other subsidiaries, as a part of the Company's repositioning strategy. Intelli-Site, Inc. manufactures the Intelli-Site(R)software product and B&B Electromatic, Inc. manufactures traffic control, safety systems and safety barriers.

When the Company decided to shift its focus, management assumed that the development of its Intelli-Site(R) software product was complete. However, due to unanticipated delays in the completion of the product, the Company did not meet the anticipated sales levels for the product and the Company experienced operating cash shortfalls. In addition, the anticipation by customers of a new requirement concerning the Underwriters' Laboratories UL325 listing for gate operators caused B&B to experience a significant downturn in perimeter security sales. B&B received UL compliance listing in July 2000. B&B also experienced a much lower sales volume than anticipated for the new railroad barrier product, of which the patents and certain technology related to the railroad barrier product were sold in fiscal 2002.

The Company has experienced significant losses during fiscal 2002 and 2001 and at June 30, 2002 had a stockholders' deficit of $8,099,160. Management expects losses to continue through the majority of fiscal 2003. In order to meet working capital needs, the Company will need to receive additional financing either through the sale of assets, equity placement and/or additional debt. Failure to receive such financing could jeopardize the Company's ability to continue as a going concern.

Backlog

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At August 31, 2002, the Company's backlog was approximately $1.7 million. The Company expects that it will fill the majority of this backlog by December 31, 2003.

Capital Expenditures

During the year ended June 30, 2002, the Company acquired $46,277 of property and equipment with both short-term and long-term borrowings. The Company does not anticipate any significant capital expenditures during fiscal 2003.

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

               INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Item 7.  Financial Statements
         --------------------                                          Page
                                                                       ----


Report of Independent Public Accountants.................................18

Consolidated Balance Sheets as of June 30, 2002 and 2001.................19

Consolidated Statements of Operations for the years ended
June 30, 2002 and 2001...................................................20

Consolidated Statements of Stockholders' Deficit for the
years ended June 30, 2002 and 2001.......................................21

Consolidated Statements of Cash Flows for the years ended
June 30, 2002 and 2001...................................................22

Notes to Consolidated Financial Statements............................23-34

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders of Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Security Systems, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, in fiscal 2002 and 2001 the Company suffered significant losses from operations and at June 30, 2002 had a stockholders' deficit of $8,099,160. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Dallas, Texas
August 16, 2002, except for Note 12, as to which the date is September 5, 2002.


                        INTEGRATED SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,
                                                                             -----------------------------
                                                                                 2002             2001
                                                                             ------------     ------------
                                   ASSETS

Current assets:
   Cash and cash equivalents ..............................................  $     28,958     $     70,582
   Accounts receivable, net of allowance for doubtful
     accounts of $100,692 and $89,943, respectively .......................     1,035,833        1,312,464
   Inventories ............................................................       710,700          632,989
   Other current assets ...................................................        74,999          113,844
                                                                             ------------     ------------
     Total current assets .................................................     1,850,490        2,129,879

   Property and equipment, net ............................................       551,935          655,240
   Other assets ...........................................................        18,181           14,410
                                                                             ------------     ------------
     Total assets .........................................................  $  2,420,606     $  2,799,529
                                                                             ============     ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable - trade ...............................................  $    684,146     $    926,076
   Accrued liabilities ....................................................       477,873          425,391
   Current portion of long-term debt ......................................       631,779          494,959
                                                                             ------------     ------------
     Total current liabilities ............................................     1,793,798        1,846,426

Long-term debt ............................................................     1,230,916          620,306

Preferred stock subject to redemption .....................................     7,495,052        7,345,052

Stockholders' deficit:
   Convertible preferred stock, $.01 par value, 750,000 shares authorized;
     161,345 and 160,845 shares, respectively, issued and outstanding
     (liquidation value of $3,529,875 and $3,509,875, respectively) .......         1,613            1,608
   Common stock, $.01 par value,  75,000,000 shares  authorized;
     11,834,589 and 10,782,417 shares, respectively, issued ...............       118,346          107,824
   Additional paid in capital .............................................    17,234,734       16,123,610
   Accumulated deficit ....................................................   (25,335,103)     (23,126,547)
   Treasury stock, at cost - 50,000 common shares .........................      (118,750)        (118,750)
                                                                             ------------     ------------
   Total stockholders' deficit ............................................    (8,099,160)      (7,012,255)
                                                                             ------------     ------------
     Total liabilities and stockholders' deficit ..........................  $  2,420,606     $  2,799,529
                                                                             ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        For the Years Ended
                                                                              June 30,
                                                                       2002             2001
                                                                   ------------     ------------
Sales..........................................................      $4,957,897       $5,311,194
Cost of sales..................................................       3,177,479        3,625,300
                                                                   ------------     ------------
Gross margin...................................................       1,780,418        1,685,894

Operating expenses:
   Selling, general and administrative.........................       2,778,917        4,315,790
   Research and product development............................         431,346          525,946
                                                                   ------------     ------------
                                                                      3,210,263        4,841,736
                                                                   ------------     ------------

Loss from operations...........................................      (1,429,845)      (3,155,842)

Other income (expense):
   Other income................................................         203,834               --
   Interest expense............................................        (926,947)        (759,250)
                                                                   ------------     ------------

Net loss.......................................................      (2,152,958)      (3,915,092)

Preferred dividends............................................        (608,091)        (166,498)
Beneficial conversion feature of preferred stock issued........              --       (3,188,474)
                                                                   ------------     ------------

Net loss allocable to common stockholders......................    $ (2,761,049)    $ (7,270,064)
                                                                   ============     ============

Weighted average common shares outstanding.....................      11,200,308       10,656,034
                                                                   ============     ============

Basic and diluted loss per share                                   $      (0.25)    $      (0.68)
                                                                   ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                        INTEGRATED SECURITY SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                     Convertible
                                   Preferred Stock                Common Stock            Additional
                             ---------------------------   ---------------------------     Paid In      Accumulated      Treasury
                                Shares         Amount         Shares         Amount        Capital        Deficit         Stock
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2000 .        102,250   $      1,023     10,564,145   $    105,641   $ 14,502,963   $(19,044,507)  $   (118,750)

Preferred stock issuance .         58,595            585                                    1,464,296
Common stock issuance ....                                      112,158          1,122         23,878
Warrant issuance .........                                                                     83,450
Warrant exercise .........                                       97,714            977           (977)
Stock option issuance ....                                                                     50,000
Stock option exercise ....                                        8,400             84
Preferred stock dividends.                                                                                  (166,948)
Net loss..................                                                                                (3,915,092)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 2001 .        160,845          1,608     10,782,417        107,824     16,123,610    (23,126,547)      (118,750)

Preferred stock issuance .          2,000             20                                       49,980
Preferred stock conversion         (1,500)           (15)        37,500            375           (360)
Common stock issuance ....                                      547,079          5,471        152,377
Warrant issuance .........                                                                    782,500
Warrant exercise .........                                        8,000             80
Stock option issuance ....                                                                     50,000
Stock option exercise ....                                      265,000          2,650         22,975
Preferred stock dividends.                                      194,593          1,946         53,652        (55,598)
Net loss..................                                                                                (2,152,958)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 2002 .        161,345   $      1,613     11,834,589   $    118,346   $ 17,234,734   $(25,335,103)  $   (118,750)
                             ============   ============   ============   ============   ============   ============   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        For the Years Ended
                                                                              June 30,
                                                                       2002            2001
                                                                    -----------     -----------
Cash flows from operating activities:
   Net loss.....................................................    $(2,152,958)    $(3,915,092)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation...............................................        138,233         160,835
     (Gain)/loss on sale of assets..............................       (203,650)        154,444
     Amortization...............................................             --         113,713
     Provision for bad debt.....................................         39,250          24,000
     Provision for warranty reserve.............................         89,000          77,500
     Provision/(credit) for inventory reserve...................         25,423         (24,517)
     Unbilled revenue...........................................          3,411         249,156
     Amortization of debt discount..............................        782,500          83,450
     Expenses paid with stock, warrants and options.............        166,223          50,000
     Changes in operating assets and liabilities:
       Accounts receivable......................................        237,381        (134,973)
       Inventories..............................................       (103,134)        (22,986)
       Notes receivable.........................................             --          28,546
       Other assets.............................................         31,663           4,773
       Accounts payable - trade.................................       (241,927)      1,033,431
       Accrued liabilities......................................       (204,113)        (20,522)
                                                                    -----------     -----------
           Net cash used in operating activities................     (1,392,698)     (2,138,242)
                                                                    -----------     -----------

Cash flows from investing activities:
   Purchase of property and equipment...........................        (46,277)        (53,944)
   Proceeds on the sale of assets...............................        350,000           5,120
                                                                    -----------     -----------
           Net cash provided/(used) in investing activities.....        303,723         (48,824)
                                                                    -----------     -----------

Cash flows from financing activities:
   Issuance of preferred stock..................................        200,000         300,000
   Issuance of common stock.....................................             --          25,084
   Dividends on preferred stock.................................         41,623        (166,948)
   Employee stock option exercise...............................         25,625              --
   Warrant exercise.............................................             80              --
   Payments of debt.............................................       (127,978)       (170,124)
   Proceeds from debt...........................................        908,001       2,170,000
                                                                    -----------     -----------
           Net cash provided by financing activities............      1,047,351       2,158,012
                                                                    -----------     -----------

Decrease in cash and cash equivalents...........................        (41,624)        (29,054)
Cash and cash equivalents at beginning of period................         70,582          99,636
                                                                    -----------     -----------
Cash and cash equivalents at end of period......................    $    28,958     $    70,582
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

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Integrated Security Systems, Inc. was formed in December 1991. The Company has two wholly-owned subsidiaries: B&B Electromatic, Inc., a gate and barrier engineering and manufacturing facility; and Intelli-Site, Inc., a developer and retail seller of PC-based control systems which integrate discrete security devices.


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

Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred taxes are provided for tax effects of differences in the basis of assets and liabilities arising from differing treatments for financial reporting and income tax purposes using currently enacted tax rates. Valuation allowances are recorded when it is more likely than not that a tax benefit will not be realized.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from sales at the time of shipment. The Company's accounts receivable are generated from a large number of customers in the traffic and security products markets. No single customer accounted for 10% or more of revenues during the years ended June 30, 2002 or 2001.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

Software Development Costs

The Company accounts for software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized costs are amortized over the greater of the revenue method or the straight-line method over five years. Amortization expense for the years ended June 30, 2002 and 2001 was $0 and $113,713, respectively.
Accumulated amortization at June 30, 2002 was $0 and at June 30, 2001 was $839,996.

The Company expenses all other research and product development costs as they are incurred.

Fair Value of Financial Instruments

The carrying values of the Company's cash and cash equivalents, accounts receivable, and long-term debt approximate the fair values of such financial instruments.

Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares. At June 30, 2002 and 2001, there were 51,208,031 and 47,686,416 potentially dilutive common shares, which were not included in weighted average shares outstanding because their effect is antidilutive.

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

Statements of Cash Flows

Supplemental cash flow information for the years ended June 30, 2002 and 2001:

                                            2002        2001
                                          ---------   ---------
          Interest paid                   $ 114,727   $ 144,528

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

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

Stock-based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.


3. LIQUIDITY

The Company has experienced significant losses during fiscal 2002 and 2001 and at June 30, 2002 had a stockholders' deficit of $8,099,160. Management expects losses to continue through the majority of fiscal 2003. In order to meet working capital needs, the Company will need to receive additional financing either through the sale of assets, equity placement and/or additional debt. Failure to receive such financing could jeopardize the Company's ability to continue as a going concern.


4. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

The composition of certain balance sheet accounts is as follows:

                                                        June 30,
                                               --------------------------
                                                  2002           2001
                                               -----------    -----------
Inventories:
     Raw materials                             $   523,879    $   434,024
     Work-in-process                               186,821        184,962
     Finished goods                                   --           14,003
                                               -----------    -----------
                                               $   710,700    $   632,989
                                               ===========    ===========

Property and equipment:
     Land                                      $    40,164    $    40,164
     Building                                      586,449        586,449
     Leasehold improvements                         48,769         48,769
     Office furniture and equipment              1,093,052      1,092,368
     Manufacturing equipment                       644,789        628,567
     Vehicles                                       70,921         70,921
                                               -----------    -----------
                                                 2,484,144      2,467,238

Less: accumulated depreciation                  (1,932,209)    (1,811,998)
                                               -----------    -----------
                                               $   551,935    $   655,240
                                               ===========    ===========

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

5. DEBT

Debt:
                                                                                        June 30,
                                                                               --------------------------
                                                                                  2002           2001
                                                                               -----------    -----------
Term note payable to a bank; due in monthly principal and interest installments of $12,000 through August 2003; interest at 10% at
June 30, 2002 and 2001; secured by first mortgage on real estate
and equipment.............................................................     $   676,809    $   680,062

Accounts receivable factoring facility with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has an adjustable factoring fee of 1.5%-2.0%, a minimum and maximum borrowing of $200,000 and $800,000,
respectively, per month; interest at the prime rate of Chase Bank of Texas, N. A. plus 2%; agreement may be terminated by either
party with 30 days written notice.........................................         557,021        363,883

Notes payable to venture capital funds; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid
interest due September 5, 2003............................................         500,000             --

Notes payable to individual; interest at 8% due in monthly
installments of $667; principal and accrued unpaid interest
due September 5, 2003.....................................................         100,000             --


Other.....................................................................          28,865         71,320
                                                                               -----------    -----------
                                                                                 1,862,695      1,115,265
Less current portion......................................................        (631,779)      (494,959)
                                                                               -----------    -----------
                                                                               $ 1,230,916    $   620,306
                                                                               ===========    ===========


Payments required under long-term debt and other liabilities outstanding at June 30, 2002 are as follows:

                 2003             $   631,778
                 2004               1,225,499
                 2005                   5,418
                                  -----------
                                  $ 1,862,695

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------


6. INCOME TAXES

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes follows:

                                                    For the Years Ended
                                            June 30, 2002       June 30, 2001
                                            -------------       -------------
    Federal statutory benefit rate             (34.0)%             (34.0)%

    Increase in valuation allowance             31.0%               33.0%
    Other                                        3.0%                1.0%
                                            -------------       -------------
                                                  --%                 --%
                                            =============       =============


Deferred tax assets (liabilities) are comprised of the following at:

                                            June 30, 2002     June 30, 2001
                                            -------------     -------------
Deferred tax assets
   Warranty reserve                         $      33,000     $      24,000
   Accounts receivable                             34,000            31,000
   Net operating loss carryforward              6,546,000         5,904,000
   Other                                            7,000             6,000
                                            -------------     -------------
   Gross deferred tax asset                     6,620,000         5,965,000
Deferred tax liabilities
   Property and equipment                         (78,000)          (84,000)
                                            -------------     -------------
Net deferred tax asset                          6,542,000         5,881,000
Valuation allowance                            (6,542,000)       (5,881,000)
                                            -------------     -------------
Net deferred tax asset                      $          --     $          --
                                            =============     =============

The Company has unused net operating loss carryforwards of approximately $19.3 million at June 30, 2002. These carryforwards expire from 2007 through 2021. The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods. As a result of fiscal 2002 and 2001 operating losses, the Company has fully reserved its deferred tax asset.


7. COMMITMENTS AND CONTINGENCIES

The Company leases facilities and equipment under leases accounted for as operating leases. Future minimum payments for fiscal years subsequent to June 30, 2002 under these leases are as follows:

                 2003          $  122,777
                 2004              63,286
                 2005               2,230
                               ----------
                               $  188,293
                               ==========

Rent expense for operating leases was $143,571 and $163,283 for the years ended June 30, 2002 and 2001, respectively.

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


8. BENEFIT PLANS

The Company has established a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation and the Company may at its option make discretionary contributions. Vesting on the Company's contribution occurs over a five-year period. The Company made contributions of $17,460 and $28,913 during fiscal 2002 and 2001, respectively.


9. STOCK OPTIONS AND WARRANTS AND COMMON STOCK ISSUANCES

Stock Options

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

If the Company recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), based on the fair value at the grant dates, the Company's pro forma net loss and net loss per share would have been as follows (net loss amounts in thousands):

                                  For the Year Ended              For the Year Ended
                                     June 30, 2002                   June 30, 2001
                               -------------------------       -------------------------
                               As reported     Pro forma       As reported     Pro forma
                               -----------     ---------       -----------     ---------
Net loss                       $    (2,153)    $  (2,449)      $    (3,915)    $  (4,209)
Loss per common share          $     (0.25)    $   (0.27)      $     (0.68)    $   (0.72)

The fair value of these  options  was  estimated  at the date of grant using the
Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002 and 2001, respectively: no dividend yield, expected volatility of 111% and 113%; risk-free interest rates of approximately 4.57% and 5.12% and expected lives of five years.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

Additional information with respect to options outstanding at June 30, 2002 and changes for the two years then ended is as follows:

                                                For the Year Ended               For the Year Ended
                                                   June 30, 2002                    June 30, 2001
                                           ----------------------------     ----------------------------
                                                            Weighted                         Weighted
                                                            Average                          Average
                                             Shares      Exercise Price       Shares      Exercise Price
                                           ----------    --------------     ----------    --------------
Outstanding at beginning of period          5,080,612        $ 0.49          2,217,214        $ 1.29
     Granted                                1,377,445          0.33          3,640,928          0.11
     Exercised                               (265,000)         0.10             (8,400)         0.01
     Forfeited                             (2,075,664)         0.22           (769,130)         0.98
                                           ----------        ------         ----------        ------
Outstanding at end of period                4,117,393        $ 0.59          5,080,612        $ 0.49
                                           ==========        ======         ==========        ======
Exercisable at end of period                2,616,949        $ 0.79          2,283,208        $ 0.95
                                           ==========        ======         ==========        ======
Weighted-average  fair  value of  options
granted during the period                                    $ 0.29                           $ 0.17

Information about stock options outstanding at June 30, 2002 is summarized as follows:

                                 Options Outstanding                       Options Exercisable
                    ----------------------------------------------     ----------------------------
   Range of                          Weighted          Weighted                         Weighted
   Exercise           Number         Average           Average            Number        Average
    Prices           Of Shares    Remaining Life    Exercise Price      Of Shares    Exercise Price
 ------------       ----------    --------------    --------------     ----------    --------------
   $0.01-1.00        3,444,585       7.3 Years          $0.34           1,944,141        $0.42
 $1.1875-2.00          409,262       4.4 Years           1.51             409,262         1.51
 $2.0938-2.50          263,546       1.0 Years           2.43             263,546         2.43
                    ----------                          ------         ----------       ------
                     4,117,393                          $0.59           2,616,949        $0.79
                    ==========                                         ==========

During fiscal 2002, the Company granted options to purchase 100,000 shares of common stock at less than the market price at the date of the grants. The options vested during the year. Accordingly, the entire amount of the intrinsic value of the options of $50,000 was charged to operations.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

Warrants

In connection with short-term debt financings, the Company issued 250,000 warrants in fiscal 2001 and 3,250,000 warrants in fiscal 2002. The warrants provide for the purchase of common stock at $0.20 per share and expire five years from date of issuance. The Company valued the warrants using the Black-Scholes model, which resulted in a discount on debt being recorded in the amount of $83,450 in fiscal 2001 and $782,500 in fiscal 2002. The discount was amortized over the life of the debt.

Additional information with respect to warrants outstanding at June 30, 2002 and changes for the two years then ended are as follows:

                                                  For the Year Ended                 For the Year Ended
                                                     June 30, 2002                      June 30, 2001
                                            ------------------------------     ------------------------------
                                                          Weighted Average                   Weighted Average
                                              Shares       Exercise Price        Shares       Exercise Price
                                            ----------     --------------      ----------     --------------
Outstanding at beginning of period           7,996,401         $ 1.69           8,505,269         $ 1.69
     Granted                                 3,250,000           0.20             250,000           0.20
     Exercised                                  (8,000)          0.01             (97,714)          0.01
     Forfeited                                 (75,556)          1.54            (661,154)          1.09
                                            ----------         ------          ----------         ------
Outstanding at end of period                11,162,845         $ 1.22           7,996,401         $ 1.69
                                            ==========         ======          ==========         ======
Exercisable at end of period                11,162,845         $ 1.22           7,996,401         $ 1.69
                                            ==========         ======          ==========         ======

Common Stock Issuances

During fiscal 2002, the Company issued common stock in the following non-cash transactions:

                                                       Number
                                                      of shares     Fair value
                                                      ---------     ----------
Employee and director bonuses                           173,429     $   48,300
Consultants                                             130,000         41,250
Payment of interest                                      99,596         26,674
Payment of dividends on Series D Preferred Stock,
  including 144,054 shares applicable to fiscal 2001    338,647         97,221
                                                      ---------     ----------
                                                        741,672     $  213,445
                                                      =========     ==========

The shares issued in these transactions are subject to restrictions on sale. Fair value was based on a reduction from the quoted market at date of issuance of approximately 25%.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

10.  CONVERTIBLE PREFERRED STOCK

At June 30, 2002 and 2001, convertible preferred stock, $0.01 par value per share, consisted of the following:

                                    June 30, 2002                               June 30, 2001
                        -------------------------------------        -------------------------------------
                          Shares         Par      Liquidation          Shares         Par      Liquidation
                        Outstanding     Value        Value           Outstanding     Value        Value
                        -----------    -------    -----------        -----------    -------    -----------
Series A $20                  9,500    $    95    $   190,000              9,500    $    95    $   190,000
Series D $20                 91,250        913      1,825,000             92,750        928      1,855,000
Series F $25                 60,595        606      1,514,875             58,595        585      1,464,875
                        -----------    -------    -----------        -----------    -------    -----------
                            161,345    $ 1,613    $ 3,529,875            160,845    $ 1,608    $ 3,509,875
                        ===========    =======    ===========        ===========    =======    ===========
Convertible Preferred Stock Subject to Redemption
Series G $25                299,802    $ 2,998    $ 7,495,052            293,802    $ 2,938    $ 7,345,052
                        ===========    =======    ===========        ===========    =======    ===========

Series A $20 Convertible Preferred Stock. At June 30, 2002, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the "Series A Preferred") outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights, unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of Common Stock at any time after (i) the closing bid price of the Common Stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of Common Stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into 20 shares of Common Stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of Common Stock are entitled to receive any distribution.

Series D $20 Convertible Preferred Stock. At June 30, 2002 the Company had 91,250 shares of its Series D $20 Convertible Preferred Stock (the "Series D Preferred") outstanding. Holders of the Series D Preferred are entitled to receive dividends at the annual rate of 9% per share paid quarterly in cash, and have voting rights of one vote for each share of Common Stock into which the Preferred Stock is convertible. Beginning on November 15, 2004 the Company may redeem the Series D Preferred upon not less than 30 days' notice, in whole or in part, plus all accrued but unpaid dividends. After notice and prior to the expiration of the 30-day notice period, holders of the Series D Preferred will have the option to convert the Series D Preferred into Common Stock prior to the redemption. Each share of the Series D Preferred may, at the option of the Company beginning on November 15, 2000, be converted into 25 shares of Common Stock at any time after (i) the closing bid price of the Common Stock exceeds $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the Company has sustained positive earnings per share of Common Stock for the two previous quarters. The holders of the Series D Preferred have the right to convert each share into 25 shares of Common Stock at any time. Upon liquidation, dissolution, or winding up of the Company, the holders of the Series D Preferred are entitled to receive $0.1 per share until (a) all the shares of Series F Preferred stock and the Series G Preferred Stock have been converted and/or redeemed, or (b) all of the holders of the shares of Series F Preferred Stock and Series G Preferred Stock have received dividends and/or other distributions with respect to the Series F Preferred Stock and Series G Preferred Stock in an aggregate amount equal to the liquidation preference for such shares. After the Series F Preferred Stock and Series G Preferred Stock have received liquidation preference, the holders of the Series D Preferred Stock are entitled to receive $20 per share before the

 INTEGRATED SECURITY SYSTEMS, INC. NOTES TO CONSOLIDATED
 FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

holders of Common tock are entitled to receive any distribution. Each holder also received a stock purchase warrant to purchase 16.67 shares of common stock at $1.00 per share for each share of Series D Preferred purchased. These warrants expire on October 10, 2004.

Series F $25 Convertible Preferred Stock. At June 30, 2002 the Company had 60,595 shares of its Series F $25 Convertible Preferred Stock (the "Series F Preferred") outstanding. Holders of the Series F Preferred are entitled to receive dividends at the annual rate of 5% per share paid quarterly in cash beginning on March 31, 2003 for dividends cumulative from the date of issue through payment, and thereafter the dividends will be paid in quarterly installments each year. The Series F Preferred has voting rights of one vote for each share of Common Stock into which the Preferred Stock is convertible. The Series F Preferred stock ranks on a parity with the Series G Preferred stock and senior to the Common Stock, Series A Preferred stock and the Series D Preferred stock. The Series F Preferred stock will not be redeemable. Each share of the Series F Preferred may, at the option of the holder, be converted into shares of Common Stock at an initial conversion rate of 125 shares of Common Stock for each share of the Series F Preferred stock, based on an initial conversion price of $0.20 per share. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series F Preferred are entitled to receive $25 per share, plus an amount equal to all dividends, whether or not earned or declared, accumulated, accrued and unpaid before the holders of the Series A Preferred stock, Series D Preferred stock and Common Stock are entitled to receive any distribution. The holders of the Series F Preferred stock and the holders of the Series G Preferred stock, voting together as a single class, are entitled to elect two additional directors to the Company board of directors.

Series G $25 Convertible Preferred Stock. At June 30, 2002 the Company had 299,802 of its Series G $25 Convertible Preferred Stock (the "Series G Preferred") outstanding. Holders of the Series G Preferred are entitled to receive dividends at the annual rate of 5% per share paid quarterly in cash beginning on March 31, 2003 for dividends cumulative from the date of issue through payment, and thereafter the dividends will be paid in quarterly installments each year. The Series G Preferred has voting rights of one vote for each share of Common Stock into which the Preferred Stock is convertible. The Series G Preferred stock ranks on a parity with the Series F Preferred stock and senior to the Common Stock, Series A Preferred stock and the Series D Preferred stock. The Company is required to redeem the Series G Preferred stock upon the earlier of: (a) the sale of B&B Electromatic, Inc., to the extent of the net proceeds to the Company from such sale or (b) two years after issuance. Each share of the Series G Preferred may, at the option of the holder, be converted into shares of Common Stock at an initial conversion rate of 125 shares of Common Stock for each share of the Series G Preferred stock, based on an initial conversion price of $0.20 per share. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series G Preferred are entitled to receive $25 per share, plus an amount equal to all dividends, whether or not earned or declared, accumulated, accrued and unpaid before the holders of the Series A Preferred stock, Series D Preferred stock and Common Stock are entitled to receive any distribution. The holders of the Series G Preferred stock and the holders of the Series F Preferred stock, voting together as a single class, are entitled to elect two additional directors to the Company board of directors. Because the Series G Preferred is a redeemable security, it is not classified as equity on the balance sheet.

At June 30, 2002, dividends in arrears on the Series D, F and G preferred stock totaled approximately $613,700.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

Beneficial Conversion Feature

As stated above, each share Series F and Series G preferred stock is convertible into the Company's common stock at a rate of $0.20 per share. During fiscal 2001, at the dates the preferred stock was issued, the Company's common stock had a market value of $0.27 to $0.34 per share, resulting in a beneficial conversion feature of $3,188,474. This amount has been reflected in the financial statements as a preferred stock dividend and an increase in net loss allocable to common shareholders.


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

The following table provides financial data by segment for the fiscal years ended June 30, 2002 and 2001.

                                                   B&B             Intelli-Site,
                                             Electromatic, Inc          Inc.          Corporate         Total
                                             -----------------     -------------     -----------     -----------
2002
Sales                                           $ 4,817,153        $     140,744     $        --     $ 4,957,897
Loss from operations                                (32,018)          (1,125,791)       (272,036)     (1,429,845)
Total assets                                      2,239,111              114,553          66,942       2,420,606
Depreciation and amortization expense                90,930               43,934           3,369         138,233
Capital additions                                    46,277                   --              --          46,277

2001
Sales                                           $ 5,001,251        $     309,943     $        --     $ 5,311,194
Loss from operations                                (16,484)          (2,050,760)     (1,088,598)     (3,155,842)
Total assets                                      2,449,796              192,002         157,731       2,799,529
Depreciation and amortization expense               109,553              160,386           4,609         274,548
Capital additions                                    46,662                7,282              --          53,944

12.  SUBSEQUENT EVENTS

In September 2002, the Company issued notes for $150,000 due in September 2003. The lender also received warrants to purchase 750,000 shares of common stock for $0.20 per share. The warrants expire in September 2007.

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

There are no changes or disagreements required to be reported under this Item 8.


                                    PART III


Item 9.  Directors,   Executive    Officers,   Promoters  and  Control  Persons;
         -----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

The following individuals are directors of the Company.

     C. A. RUNDELL, JR., 70, has been a director of the Company since March 1999. Mr. Rundell was appointed Chief Executive Officer of the Company upon Gerald K. Beckmann's resignation on August 31, 2000. Since 1988, Mr. Rundell has owned and operated Rundell Enterprises, a sole proprietorship engaged in providing acquisition and financial services to business enterprises. Mr. Rundell was previously the Chief Executive Officer of Tyler Corporation from October 1996 to December 1998. Mr. Rundell was a director and Chairman of the Board of NCI Building Systems, Inc. from April 1989 to July 2000. Mr. Rundell is a director of Renaissance US Growth Investment Trust, PLC. He is also a director of Tandy Brands Accessories, Inc., a designer, manufacturer and marketer of men's, women's and children's fashion accessories. Mr. Rundell earned an M.B.A. with Distinction from Harvard University and a B.S. in Chemical Engineering from The University of Texas at Austin.

     ALAN M. ARSHT, 58, has been a director of the Company since 1999. Mr. Arsht is President of Arsht & Company, Inc., a New York based investment banking firm established in 1986 and is also Chief Executive Officer of M Space Holdings, LLC, a lessor of commercial modular space. From 1977 to 1986, Mr. Arsht was Senior Vice President and Managing Director of Thomson McKinnon Securities, Inc. He also served as Vice President, Corporate Finance at Wertheim & Company, Inc. and was Special Assistant to the Deputy Secretary of the U.S. Treasury Department. Mr. Arsht also held positions at the U.S. Securities and Exchange Commission. Mr. Arsht earned an M.B.A. in Finance from American University and a B.A. in History from East Texas State University.

     PETER BEARE, 45, has been a director of the Company since June 2002. Mr. Beare is a Principal Consultant in Peter Beare & Associates Ltd and Straight Talk Sales & Marketing Services, LLP. Mr. Beare was the President and Chief Operating Officer of Ultrac, Inc. from July 2000 until March 2002 and was the Vice President - Technology of Ultrac from May 2000 to July 2000. From April 1994 to May 2000, he was employed by Baxall Ltd. in the United Kingdom (UK), a subsidiary of Upperpoint, in various capacities, including Managing Director and later joined the main board of Upperpoint as Technology Director. Prior to Baxall, Ltd., Mr. Beare was a consultant to various companies in the communications and audio industries. From 1986 to 1990, Mr. Beare was the founder and Director of Camteq, Ltd. in the UK.

     WILLIAM D. BREEDLOVE, 62, has been a director of the Company since May 2001. Mr. Breedlove has served as Vice Chairman of Hoak Breedlove Wesneski & Co.
(HBW), an investment banking firm, since August 1996. Mr. Breedlove has held senior management positions in commercial and merchant banking for over 30 years. Prior to HBW's formation in 1996, Mr. Breedlove was chairman, managing director and co-founder of Breedlove Wesneski & Co., a private merchant banking firm. From 1984 to 1989, Mr. Breedlove also served as president and director of Equus Capital Corporation, the corporate general partner of three public and private limited partnerships operating as management leveraged buyout funds. Mr. Breedlove's experience also includes 22 years at First National Bank in Dallas, the last three years of which he served as chairman and chief executive officer of the lead bank and vice chairman of InterFirst Corporation. Mr. Breedlove currently serves as a director of NCI Building Systems, Inc., Local Financial Corporation, Park Pharmacy Corporation and seven private companies. He has previously served as director of several other publicly-held companies, including InterFirst Corporation, Texas Oil and Gas Corporation, Dillard's Department Stores, and Cronus Industries, Inc. Mr. Breedlove received his B.B.A. degree in finance and banking from the University of Texas at Austin.

     RUSSELL CLEVELAND, 63, has been a director of the Company since February 2001. Mr. Cleveland is the President, Chief Executive Officer, sole Director and the majority shareholder of Renaissance Capital Group, Inc. He has served as President, Chief Executive Officer and director of Renaissance Capital Growth & Income Fund III, Inc. since its inception in 1994. Mr. Cleveland is a Chartered Financial Analyst with more than 41 years experience as a specialist in investments for smaller capitalization companies. Mr. Cleveland has also served as President of the Dallas Association of Investment Analysts. He serves on the Boards of Directors of Renaissance US Investment Trust PLC, BFS US Special Opportunities Trust PLC, Cover-All Technologies, Inc., Digital Recorders, Inc. and Tutogen Medical, Inc. Mr. Cleveland is a graduate of the Wharton School of Commerce and Finance of the University of Pennsylvania.

     ROBERT M. GALECKE, 60, has been a director of the Company since May 1996. Mr. Galecke is currently Senior Vice President of Finance and Administration for the University of Dallas. Prior to that he was a principal in the corporate consulting firm of Pate, Winters & Stone, Inc. from 1993 to May 1996. He also served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southmark Corporation, a financial services insurance and real estate holding company, from 1986 to 1992. From 1989 to 1995, Mr. Galecke served as Chairman of the board, President and Chief Executive Officer of National Heritage, Inc. Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a B.S. in Economics from the University of Wisconsin at Stevens Point.

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

In addition to Mr. Rundell, the following individuals are significant employees of the Company and its subsidiaries.

     JACK G. CALDWELL, 65, has been president of B&B Electromatic, Inc., a subsidiary of the Company since January 1998. Prior to joining the Company, Mr. Caldwell was a Results Manager for Thomas Group, Inc. from 1992 to 1998. From 1986 to 1992, Mr. Caldwell served as the European Operations Manager for
E-Systems and was Director of Sales and Marketing from 1978 to 1986 for the Cooper Industries. Mr. Caldwell earned a B.S. degree from East Texas State University and did graduate work at Southern Methodist University, the University of Maryland and New Mexico State University.

     RICHARD B. POWELL, 38, Vice President, Chief Accounting Officer and Secretary, joined the Company in April 1998 as Corporate Controller, became Vice President, Chief Accounting Officer in April 2001, and Secretary in May 2001. Prior to joining the Company, Mr. Powell was the Accounting Manager at Medical City Dallas Hospital from 1995 to 1998, Accounting Manager of HealthCor, Inc., a home health care company, from 1993 to 1995 and Accounting Supervisor of Signature Home Care Group, Inc., a home health care company, from 1989 to 1993. Mr. Powell holds a B.S. in Accounting from McNeese State University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), Messrs. Arsht, Breedlove, Galecke, and Marlow and Powell had late filings during the fiscal year ending June 30, 2002.


Item 10.  Executive Compensation
          ----------------------

Summary Compensation Table

The following table shows the compensation of the Chief Executive Officer(s) and the two executive officers of the Company whose compensation exceeded $100,000 for the fiscal years ended June 30, 2002, 2001 and 2000.

                                          Annual Compensation                 Long-Term Compensation Award
                                -----------------------------------------     ----------------------------
                                                                                                Securities
                                                                                                Underlying
         Name and                                            Other Annual       Restricted       Options/
    Principal Position          Year     Salary     Bonus    Compensation      Stock Awards        SARs
    -------------------         ----    --------    -----    ------------      ------------     ----------
C. A. Rundell, Jr.              2002    $ 24,000      --          --                --             596,518
  Chief Executive Officer       2001      24,000      --          --                --              78,301
                                2000      24,000      --          --                --              35,310

Gerald K. Beckmann              2002    $     --      --          --                --                  --
  Chief Executive Officer       2001      62,500      --          --                --                  --
  and President (1)             2000     277,078      --          --                --             100,000

Holly J. Burlage                2002    $     --      --          --                --                  --
  Executive Vice President,     2001     123,270      --          --                --                  --
  Chief Financial Officer (2)   2000     125,650      --          --                --              40,000

Jack G. Caldwell                2002    $160,500      --          --                --                  --
  President                     2001     160,500      --          --                --             500,000
  B&B Electromatic, Inc.        2000     149,213      --          --                --             100,000

Lars H. Halverson               2002    $ 70,417      --          --                --             100,000
  President                     2001      59,583      --          --                --           1,500,000
  Intelli-Site, Inc. (3)        2000          --      --          --                --                  --
 --------------------

(1) Resigned as of August 31, 2000.
(2) Resigned as of March 31, 2001.
(3) Began employment on January 16, 2001 and resigned as of January 15, 2002.

No other executive officer's salary and bonus exceeded $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the Company during the fiscal years ended June 30, 2002, 2001 and 2000.

Stock Option Grants

The following table provides information concerning the grant of stock options during the twelve months ended June 30, 2002 to the named executive officers:

                                     Number Of            % Of Total Options
                               Securities Underlying     Granted To Employees     Exercise     Expiration
           Name                   Options Granted           In Fiscal Year          Price         Date
 ---------------------         ---------------------     --------------------     --------     ----------
C. A. Rundell, Jr. (1)                 7,479                       .54%           $   0.39      06/21/07
C. A. Rundell, Jr. (2)               300,000                     21.78%           $   0.35      06/12/12
C. A. Rundell, Jr. (1)                 8,102                       .59%           $   0.36      02/22/07
C. A. Rundell, Jr. (1)                 7,292                       .53%           $   0.40      12/14/06
C. A. Rundell, Jr. (1)                 5,952                       .43%           $   0.49      10/26/06
C. A. Rundell, Jr. (1)                 9,115                       .66%           $   0.32      09/07/06
C. A. Rundell, Jr. (1)                 8,578                       .62%           $   0.34      07/27/06
C. A. Rundell, Jr. (2)               250,000                     18.15%           $   0.34      07/27/11
Lars H. Halverson  (3)               100,000                      7.26%           $   0.05      04/15/02
 ---------------------

(1)  These options vest immediately.
(2) These options vest with respect to 25% of the shares issuable thereunder six months after the date of grant and with respect to cumulative increments of 25% of the shares issuable thereunder on each anniversary of the date of grant.
(3) 33% of the shares issuable under this option vest on each of the first three anniversaries of the date of grant.

Option Exercises and Holdings

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the Company at June 30, 2002.

                                           Number Of Unexercised              Value Of Unexercised
                                              Options/SARS At               In-The-Money Options/SARS
                                              Fiscal Year End                  At Fiscal Year End
                                       -----------------------------      -----------------------------
 For the 12 Months Ended 6/30/02       Exercisable     Unexercisable      Exercisable     Unexercisable
 -------------------------------       -----------     -------------      -----------     -------------
         C. A. Rundell, Jr.              422,629          487,500         $    50,000     $     168,750
         Gerald K. Beckmann              459,473           25,000                   0                 0
         Jack G. Caldwell                319,290          257,500              16,875            31,250

Director Compensation

Currently, directors are compensated by incentive stock options in an amount equivalent to $7,500 annually for serving on the board in addition to $1,250 for each committee on which they serve. All directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at board meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned as of August 31, 2002, by (a) each director and named executive officer of the Company, (b) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding Common Stock and (c) all officers and directors of the Company as a group.
Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.

                                                                           Number of Shares
                                                                             Beneficially
                      Name of Beneficial Owner                                 Owned (1)        Percent (1)
-------------------------------------------------------------------        ----------------     -----------
Renaissance Capital Growth & Income Fund III, Inc. (4)                         23,783,192           67.7%
Renaissance US Growth Investment Trust PLC (5)                                 22,946,880           66.9%
Russell Cleveland (2)(3)(6)                                                    46,787,392           81.1%
C. A. Rundell, Jr. (2)(3)(7)                                                    5,402,946           33.4%
William D. Breedlove (2)(3)(8)                                                  1,842,139           13.5%
Gerald K. Beckmann (9)                                                          1,346,466           10.6%
Phillip R. Thomas (10)                                                          1,042,286            8.8%
Alan M. Arsht (2)(3)(11)                                                          576,790            4.7%
Jack Caldwell (2)(3)(12)                                                          436,721            3.6%
Frank R. Marlow (2)(3)(13)                                                        322,441            2.7%
Robert M. Galecke (2)(3)(14)                                                      179,831            1.5%
Peter Beare (2)(3)                                                                100,000            0.8%
All current directors and executive officers as a group (8 persons)            55,618,260           85.6%
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

(2) The address for this person is 8200 Springwood Drive, Suite 230, Irving, TX 75063.

(3) Mr. Rundell is a director, chairman of the board and chief executive officer of the Company. Messrs. Arsht, Beare, Breedlove, Cleveland, Marlow, and Galecke are directors of the Company. Mr. Caldwell is president of B&B Electromatic, Inc., a subsidiary of the Company.

(4) Based on a Schedule 13(d) filing dated September 11, 2002, Renaissance Capital Growth & Income Fund III, Inc. is deemed the beneficial owner of 23,783,192 shares of Common Stock of the Company as of August 31, 2002. The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(5) Based on a Schedule 13(d) filing dated September 11, 2002, Renaissance US Growth Investment Trust PLC is deemed the beneficial owner of 22,946,880 shares of Common Stock of the Company as of August 31, 2002. The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(6) Includes 57,300 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 4,122,916 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 375,000 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(7) Includes 910,129 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 1,455,971 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 331,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(8) Includes 65,509 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days and 250,000 shares of Common Stock issuable upon the exercise of warrants within 60 days.

(9) Includes 434,473 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; and 128,021 shares of Common Stock issuable upon the exercise of warrants within 60 days. The address for Mr. Beckmann is 3095 Whispering Oaks Drive, Highland Village, TX 75077.

(10) Includes 60,417 shares of Common Stock issuable upon the exercise of warrants within 60 days. The address for Mr. Thomas is 3510 Turtle Creek Boulevard, Ph-A, Dallas, TX 75219-5542.

(11) Includes 124,221 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 125,000 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(12) Includes 576,790 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

(13) Includes 213,409 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 35,167 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 31,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(14) Includes 158,998 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 8,333 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 12,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

Equity Compensation Plan Information

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of June 30, 2002:

                                     Number of Securities to      Weighted Average       Number of Securities
                                     be Issued upon Exercise     Exercise Price of      Remaining Available for
                                     of Outstanding Options,    Outstanding Options,     Future Issuance Under
           Plan category               Warrants and Rights      Warrants and Rights    Equity Compensation Plans
-----------------------------------  -----------------------    --------------------   -------------------------
Equity compensation plans
approved by security holders
1993 Stock Option Plan                       129,884                   $ 2.07                    370,116
-----------------------------------  -----------------------    --------------------   -------------------------
1997 Omnibus Stock Plan                    3,704,309                   $ 0.43                  3,530,691
-----------------------------------  -----------------------    --------------------   -------------------------
Equity compensation plans not
approved by security holders (1)             283,200                   $ 2.07                    None
-----------------------------------  -----------------------    --------------------   -------------------------
TOTAL                                      4,117,393                   $ 0.59                  3,900,807

-----------------
(1)  These options are fully vested in two years and have a ten year life.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

As described in greater detail in "Item 5. Market for Common Equity and Related Stockholder Matters--
Recent Sales of Unregistered Securities," C. A. Rundell, Jr., Chairman of the board of directors, chief executive officer and a stockholder of the Company, loaned the Company the certain amounts and the Company issued the stock purchase warrants to Mr. Rundell in connection with the loans. Each of the promissory notes are at 8% annual interest payable on the first of each month and were due 120 days from the date of issuance. The Company received from Mr. Rundell an extension of the due dates on all the above notes until September 5, 2003. Each of the warrants issued entitles the holder to purchase share of Common Stock of the Company at $0.20 per share.

As described in greater detail in "Item 5. Market for Common Equity and Related Stockholder Matters--
Recent Sales of Unregistered Securities," on February 27, 2002, The Rundell Family Partnership, of which Mr. Rundell is Managing Partner, loaned the Company $50,000 and the Company issued to The Rundell Family Partnership a stock purchase warrant to purchase 250,000 shares of the Company's Common Stock at $0.20 per share. This loan, plus all accrued interest, was paid in full on March 21, 2002.

As described in greater detail in "Item 5. Market for Common Equity and Related Stockholder Matters--
Recent Sales of Unregistered Securities," Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC loaned the Company amounts several times during fiscal 2002 and the Company issued several stock purchase warrants to the Renaissance entities in connection with the loans. Each of these promissory notes are at 8% annual interest payable on the first of each month and were due 120 days from the date of issuance. The Company received from the Renaissance entities an extension of the due dates on all the above notes until September 5, 2003. Each of the warrants issued entitles the holder to purchase share of Common Stock of the Company at $0.20 per share.

The Company believes that the terms of the foregoing transactions were on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

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

        3.4     Amended and Restated Bylaws of the Company. (1)

        4.1     Specimen certificate for Common Stock of the Company. (1)

        4.2     Certificate  of  Designation   for  Series  A  $20   Convertible
                Preferred Stock. (3)

        4.3 Certificate of Decrease of Series A $20 Convertible Preferred Stock. (10)

        4.4     Certificate  of  Designation   for  Series  D  $20   Convertible
                Preferred Stock. (8)

        4.5 Amendment to Certificate of Designation for Series D $20 Convertible Preferred Stock. (12)

        4.6     Form  of   Subscription   Agreement  for  Series  D  Convertible
                Preferred Stock. (7)

        4.7     Certificate   of  Designation   and   Preferences  of  Series  F
                Cumulative Convertible Preferred Stock. (12)

        4.8     Certificate   of  Designation   and   Preferences  of  Series  G
                Cumulative Convertible Preferred Stock. (12)

        4.9     Form of Convertible Promissory Note. (12)

        4.10    Form of Non-Convertible Promissory Note. (12)

        4.11+   Form of Stock Purchase Warrant.

        4.12 Warrant, dated February 27, 2001, to purchase 118,772 shares of Common Stock issued to HBW Capital Fund, L.P. (9)

        4.13 Warrant, dated February 27, 2001, to purchase 131,228 shares of Common Stock issued to HBW Investment Partners II, L.P. (9)

        4.14 Registration Rights Agreement, dated as of February 22, 1999, among the Company and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC. (8)

        4.15 Registration Rights Agreement, dated as of October 20, 2000, among the Company and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC. (8)

        4.16 Registration Rights Agreement, dated as of September 27, 2001, among the Company and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC. (14)

        10.1* Integrated Security Systems, Inc. 1993 Stock Option Plan, dated September 7, 1993, as amended on December 30, 1994. (3)

        10.2* Amendment to Integrated Security System, Inc. 1993 Stock Option Plan. (1)

        10.3* Form of Integrated Security Systems, Inc. 1993 Incentive Stock Option Agreement. (1)

        10.4* Form of Integrated Security Systems, Inc. 1993 Non-Qualified Stock Option Agreement. (1)

        10.5* Form of Indemnification Agreement by and between the Company and the Company's officers and directors. (1)

        10.6+ Lease Agreement, dated May 1, 2001 and amended as of July 30, 2002, between TPLP Office Park Properties and the Company for property located in Irving, TX.

        10.7 Form of Warrant Agreement for purchase of Common Stock, executed March 29, 1996. (4)

        10.8 Patent Assignment and Technology Transfer Agreement, dated March 18, 2002. (13)

        10.9    Non-Exclusive  Patent License  Agreement,  dated March 18, 2002.
                (13)

        21.1+   Subsidiaries of the Company.

        23.1+   Consent of Grant Thornton LLP.

     --------------------

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

        (12) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 2002.

        (13) Incorporated by reference to the Company's Form 8-K filed on March 29, 2002.

        (14) Incorporated by reference to the Company's Form 8-K filed on October 15, 2002.

     --------------------
        +       Filed herewith.

        *       Indicates   management   contract   or   compensatory   plan  or
                arrangement.

(b)  Reports filed on Form 8-K.

The Company filed a Current Report on Form 8-K on September 10, 2002 to report the announcement the Company's earnings results for the fiscal year ending June 30, 2002.

The Company filed a Current Report on Form 8-K on September 23, 2002 to announce that it issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC. Each of the two notes is in the original principal amount of $150,000 and has an annual interest rate of 8%.

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

                                            Integrated Security Systems, Inc.
                                            ----------------------------------
                                                 (Registrant)

Date: September 30, 2002                    /s/ C. A. RUNDELL, JR.
                                            ----------------------------------
                                            C. A. Rundell, Jr.
                                            Director, Chairman of the Board, and
                                            Chief Executive Officer (Principal
                                            Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            Integrated Security Systems, Inc.
                                            ----------------------------------
                                                 (Registrant)

Date: September 30, 2002                    /s/ C. A. RUNDELL, JR.
                                            ----------------------------------
                                            C. A. Rundell, Jr.
                                            Director, Chairman of the Board, and
                                            Chief Executive Officer (Principal
                                            Executive and Financial Officer)

Date: September 30, 2002                    /s/ RICHARD B. POWELL
                                            ----------------------------------
                                            Richard B. Powell
                                            Vice President, Chief Accounting
                                            Officer, Secretary (Principal
                                            Accounting Officer)

Date: September 30, 2002                    /s/ ALAN M. ARSHT
                                            ----------------------------------
                                            Alan M. Arsht
                                            Director

Date: September 30, 2002                    /s/ PETER BEARE
                                            ----------------------------------
                                            Peter Beare
                                            Director

Date: September 30, 2002                    /s/ WILLIAM D. BREEDLOVE
                                            ----------------------------------
                                            William D. Breedlove
                                            Director

Date: September 30, 2002                    /s/ RUSSELL CLEVELAND
                                            ----------------------------------
                                            Russell Cleveland
                                            Director

Date: September 30, 2002                    /s/ ROBERT M. GALECKE
                                            ----------------------------------
                                            Robert M. Galecke
                                            Director

Date: September 30, 2002                    /s/ FRANK R. MARLOW
                                            ----------------------------------
                                            Frank R. Marlowe
                                            Director

                                  CERTIFICATION

I, C. A. Rundell, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Integrated Security Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 30, 2002



 /s/ C. A. RUNDELL, JR.
 ---------------------------
 C. A. Rundell, Jr.,
 Chief Executive Officer and
 Principal Executive and
 Financial Officer