Form 10QSB
period 2002-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2002-11-14
CIK 741114

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                -----------------

                                   Form 10-QSB

                                -----------------


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002.


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.



                         Commission file number 1-11900



                        Integrated Security Systems, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Delaware                                  75-2422983
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


  8200 Springwood Drive, Suite 230, Irving, Texas               75063
  -----------------------------------------------             ----------
     (Address of principal executive offices)                 (Zip Code)



                                 (972) 444-8280
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing  requirements for the past 90 days.   Yes [X]   No [ ]

As of October 31, 2002, 11,945,836 shares of the Registrant's common stock were outstanding.

Transitional Small Business  Disclosure Format: Yes [ ]   No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets at September 30, 2002
                (unaudited) and June 30, 2002                               3

            Consolidated Statements of Operations (unaudited) for
                the three months ended September 30, 2002 and 2001          4

            Consolidated Statements of Cash Flows (unaudited) for
                the three months ended September 30, 2002 and 2001          5

            Notes to Financial Statements                                   6

   Item 2.  Management's Discussion and Analysis or Plan of Operation       8

   Item 3.  Controls and Procedures                                        10


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                              11

   Item 2.  Changes in Securities                                          11

   Item 3.  Defaults Upon Senior Securities                                11

   Item 4.  Submission of Matters to a Vote of Security Holders            11

   Item 5.  Other Information                                              11

   Item 6.  Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                 12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                           September 30,       June 30,
                                                               2002              2002
                                                           -------------    -------------
                                                            (Unaudited)
                            ASSETS
Current assets:
   Cash and cash equivalents                               $     127,449    $      28,958
   Accounts receivable, net of allowance for doubtful
     accounts of $99,271and $100,692, respectively               874,195        1,035,833
   Inventories                                                   639,341          710,700
   Other current assets                                           68,145           74,999
                                                           -------------    -------------
     Total current assets                                      1,709,130        1,850,490

Property and equipment, net                                      530,752          551,935
Capitalized software development costs                           128,772             --
Other assets                                                      18,181           18,181
                                                           -------------    -------------
     Total assets                                          $   2,386,835    $   2,420,606
                                                           =============    =============

                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                        $     615,631    $     684,146
   Accrued liabilities                                           409,302          477,873
   Current portion of long-term debt                           1,417,268          631,779
                                                           -------------    -------------
     Total current liabilities                             $   2,442,201    $   1,793,798
                                                           -------------    -------------

Long-term debt                                                   613,640        1,230,916

Preferred stock subject to redemption                          7,495,052        7,495,052

Stockholders' deficit:
   Preferred stock, $.01 par value, 750,000 shares
     authorized; 161,345 shares issued and outstanding
     (liquidation value of $3,529,875)                             1,613            1,613
   Common stock, $.01 par value, 75,000,000 shares
     authorized; 11,923,653 and 11,834,589 shares,
     respectively, issued                                        119,237          118,346
   Additional paid in capital                                 17,262,892       17,234,734
   Accumulated deficit                                       (25,429,050)     (25,335,103)
   Treasury stock, at cost - 50,000 common shares               (118,750)        (118,750)
                                                           -------------    -------------
     Total stockholders' deficit                              (8,164,058)      (8,099,160)
                                                           -------------    -------------
       Total liabilities and stockholders' deficit         $   2,386,835    $   2,420,606
                                                           =============    =============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                  For the Three Months Ended
                                                         September 30,
                                                 -----------------------------
                                                     2002             2001
                                                 ------------     ------------
Sales                                            $  1,413,095     $    986,963
Cost of sales                                         828,426          732,983
                                                 ------------     ------------
Gross margin                                          584,669          253,980
                                                 ------------     ------------

Operating expenses:
  Selling, general and administrative                 590,486          819,862
  Research and product development                     34,982          110,805
                                                 ------------     ------------
                                                      625,468          930,667
                                                 ------------     ------------

Loss from operations                                  (40,799)        (676,687)

Other income (expense):
  Interest expense                                    (53,148)         (31,155)
                                                 ------------     ------------

Net loss                                              (93,947)        (707,842)

Preferred dividends                                  (154,950)         (41,925)
                                                 ------------     ------------

Net loss allocable to common stockholders        $   (248,897)    $   (749,767)
                                                 ============     ============

Weighted average common and
   common equivalent shares
   outstanding  - basic and diluted                11,891,825       10,790,659
                                                 ============     ============

Net loss per share                               $      (0.02)    $      (0.07)
                                                 ============     ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                  For the Three Months Ended
                                                                        September 30,
                                                                  --------------------------
                                                                    2002             2001
                                                                  ---------        ---------
Cash flows from operating activities:
   Net loss                                                       $ (93,947)       $(707,842)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                    30,388           33,945
     Provision for bad debt                                            --              6,000
     Provision for warranty reserve                                  12,000           10,500
     Provision for inventory reserve                                 18,000            6,000
     Expenses paid with stock, warrants and options                  24,924           25,000
     Changes in operating assets and liabilities:
       Accounts receivable                                          161,638          577,982
       Inventories                                                   53,359          (28,263)
       Other assets                                                   6,854           13,022
       Accounts payable                                             (68,513)        (134,144)
       Accrued liabilities                                          (80,572)         (61,530)
                                                                  ---------        ---------
           Net cash provided/(used) in operating activities          64,131         (259,330)
                                                                  ---------        ---------

Cash flows from investing activities:
   Purchase of property and equipment                                (9,206)         (12,354)
   Capitalized software development costs                          (128,772)            --
                                                                  ---------        ---------
           Net cash used in investing activities                   (137,978)         (12,354)
                                                                  ---------        ---------

Cash flows from financing activities:
   Issuance of preferred stock                                         --            200,000
   Dividends on preferred stock                                        --            (41,925)
   Employee stock option exercise                                     4,125             --
   Payments on debt and other liabilities                           (19,749)        (101,217)
   Proceeds from notes payable and long-term debt                   187,962          150,000
                                                                  ---------        ---------
           Net cash provided by financing activities                172,338          206,858
                                                                  ---------        ---------

Increase (decrease) in cash and cash equivalents                     98,491          (64,826)
Cash and cash equivalents at beginning of period                     28,958           70,582
                                                                  ---------        ---------
Cash and cash equivalents at end of period                        $ 127,449        $   5,756
                                                                  =========        =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Quarters Ended September 30, 2002 and 2001


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 2002 Annual Report on Form 10-KSB filed on September 30, 2002 with the Securities and Exchange Commission.


Note 2 - Reclassification

Certain reclassifications of prior year amounts have been made to conform to the current period presentation.


Note 3 - Software Development Costs

We account for software developments costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All costs incurred to establish the technological feasibility of a computer product to be sold, leased or otherwise marketed are charged to research and development expense as incurred. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.

Prior to a product's release, we expense, as part of product development costs, capitalized costs when we believe such amounts are not recoverable. Amounts related to development which are not capitalized are charged to product development expense. The capitalized costs relate to software which will become an integral part of the Company's revenue producing products and are amortized in relation to expected revenues from the product. Such capitalized costs are reported at the lower of unamortized cost or net realizable value.

The Company ceases capitalization of computer software costs when the product is available for general release to customers. Cost of maintenance and customer support are charged to expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

We evaluate the future recoverability of capitalized software development costs on a quarterly basis. These software development costs are reviewed for impairment, and a loss is recognized when the net realizable value by product falls below the unamortized cost.

Prior to July 1, 2002 the Company did not capitalize software development costs because of the uncertain recoverability of these costs. Unamortized computer software costs were $128,772 and $0 at September 30, 2002 and 2001, respectively. Amortization expense related to computer software development costs was $0 for each of the quarters ended September 30, 2002 and 2001.


Note 4 - Financing

In exchange for an aggregate of $150,000 cash investment received on September 5, 2002, the Company issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance III") and Frost National Bank FBO Renaissance US Growth & Income Trust PLC (Renaissance PLC"). Both of Renaissance III and Renaissance PLC are investment funds and major stockholders of the Company. Each of the two promissory notes is in the original principal amount of $75,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on September 5, 2003. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 375,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share. The value assigned to the warrants of approximately $127,500 is being amortized over the terms of the notes.

At September 30, 2002, the Company had dividends in arrears in the amount of $781,048 related to its outstanding Series A, D, F and G preferred stock, which consists of the following:

                           Shares             Dividends
                         Outstanding         In Arrears
                         -----------         -----------
Series A $20                   9,500         $        --
Series D $20                  91,250             152,822
Series F $25                  60,595             105,626
                         -----------         -----------
                             161,345         $   258,448
                         ===========         ===========
Convertible Preferred Stock Subject to Redemption
Series G $25                 299,802         $   522,600
                         ===========         ===========
Total Dividends in Arrears                   $   781,048
                                             ===========


Note 5 - Business Segments

Information for the Company's reportable segments for the three months ended September 30, 2002 and 2001 is as follows:

                                      For the Three Months Ended
                                             September 30,
                                      --------------------------
                                          2002           2001
                                      -----------    -----------
 Sales
    B&B Electromatic, Inc.            $ 1,374,880    $   965,547
    Intelli-Site, Inc.                     38,215         21,416
                                      -----------    -----------
                                      $ 1,413,905    $   986,963
                                      ===========    ===========

 Income (loss) from operations
    B&B Electromatic, Inc.            $   113,098    $  (177,988)
    Intelli-Site, Inc.                    (72,231)      (402,703)
    Corporate                             (81,665)       (95,996)
                                      -----------    -----------
                                      $   (40,798)   $  (676,687)
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

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Sales. The Company's total sales increased by $0.4 million, or 44%, to $1.4 million during the quarter ended September 30, 2002 from $1.0 million during the quarter ended September 30, 2001. This increase is due to increased sales at the Company's B&B Electromatic, Inc. subsidiary.

For the quarters ended September 30, 2002 and 2001, approximately 98% of the Company's revenues were generated from the sale of products manufactured by the Company.

Gross Margin. Gross margin as a percentage of sales increased to 41% during the quarter ending September 30, 2002 from 26% during the quarter ending September 30, 2001. This increase is due to a more favorable product mix at the Company's B&B Electromatic, Inc. subsidiary.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses decreased by approximately $229,000 or 28% during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 due to continued overall Company reduction in staffing and operating expenses coupled with the capitalization of approximately $33,000 in software development costs.

Research and Product Development. Research and product development expenses decreased by approximately $76,000 or 69% during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 primarily due to the capitalization of approximately $96,000 in software development costs at the Company's Intelli-Site, Inc. subsidiary. This decrease was partially offset by an increase in research and development expenditures of approximately $27,000 at the Company's B&B subsidiary.

Interest Expense. Interest expense increased by approximately $22,000 during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 due to the issuance of warrants in conjunction with securing additional debt and the interest on this new debt that was required to meet working capital needs.

Liquidity and Capital Resources

The  Company's  cash  position  increased  by $98,491  during the quarter  ended
September 30, 2002, compared to the quarter ended September 30, 2001. At September 30, 2002, the Company had $127,449 in cash and cash equivalents and had approximately $600,000 outstanding under its accounts receivable factoring facility. The factoring facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to $800,000, subject to availability under its borrowing base.

For the three months ended September 30, 2002, the Company's operating activities provided $64,131 of cash compared to $259,330 of cash used in operations during the three months ended September 30, 2001. The decrease in cash used in operations is primarily due a reduction in the net loss coupled with the collections of accounts receivable at the Company's B&B subsidiary.

The Company used $9,206 for the purchase of property and equipment during the quarter ended September 30, 2002, compared to $12,354 for the quarter ended September 30, 2001. In addition, the Company capitalized software development costs totaling $128,772.

During the quarter ended September 30, 2002, the Company financed its operations with cash flows from borrowings of $187,962 compared to $150,000 during the quarter ended September 30, 2001.

The Company made payments of $19,749 on debt and other liabilities during the quarter ended September 30, 2001, compared to payments of $101,217 on debt and other liabilities during the quarter ended September 30, 2000.

During the fiscal quarter ended September 30, 2002, the Company received a $150,000 cash investment from Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC. Please see Note 4 (Financing) to the financial statements above for details regarding these investments.

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

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At October 31, 2002, the Company's backlog was approximately $2.2 million. The Company expects that it will fill the majority of this backlog by December 31, 2003.


Item 3.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. Based on his evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's principal executive and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 2.  Changes in Securities.

During the three months ended September 30, 2002, the Company issued unregistered securities in connection with the transactions described below. The issuances of promissory notes and convertible warrants were exempt from the registration requirements of the Securities Act, as amended, by virtue of
Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the warrants.

In exchange for an aggregate of $150,000 cash investment received on September 5, 2002, the Company issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance III") and Frost National Bank FBO Renaissance US Growth & Income Trust PLC (Renaissance PLC"). Both of Renaissance III and Renaissance PLC are investment funds and major stockholders of the Company. Each of the two promissory notes is in the original principal amount of $75,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on September 5, 2003. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, the Company issued a stock purchase warrant to each of Renaissance III and Renaissance PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 375,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share. The value assigned to the warrants of approximately $127,500 is being amortized over the terms of the notes.


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

         None.

(b)  Reports filed on Form 8-K.

         The Company filed a Current Report on Form 8-K on September 10, 2002 to report the announcement the Company's earnings results for the for the fiscal year ending June 30, 2002.

         The Company filed a Current Report on Form 8-K on September 23, 2002 to report an additional investment of $75,000 in cash from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for promissory notes and stock purchase warrants, issued to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth & Income Trust PLC.

         The Company filed a Current Report on Form 8-K on September 30, 2002 to report the certification of C. A. Rundell, Jr., the Company's Chief Executive Officer and Principal Executive and Financial Officer, under
         Section 906 of the Sarbanes-Oxley Act of 2002, and certification of Richard B. Powell, the Company's Vice President, Chief Accounting Officer, Secretary and Principal Accounting Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Integrated Security Systems, Inc.
                                      ---------------------------------
                                                (Registrant)



Date:   November 14, 2002             /s/ C. A. RUNDELL, JR.
                                      ----------------------
                                      C. A. Rundell, Jr.
                                      Director, Chairman of the Board, and Chief
                                      Executive Officer (Principal Executive and
                                      Financial Officer)

Date:   November 14, 2002             /s/ RICHARD B. POWELL
                                      ---------------------
                                      Richard B. Powell
                                      Vice President, Chief Accounting Officer,
                                      Secretary (Principal Accounting Officer)

                                  CERTIFICATION

I, C. A. Rundell, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Integrated Security Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   I have  indicated  in this  quarterly  report  whether  or not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  November 14, 2002

 /s/ C. A. RUNDELL, JR.
 ----------------------------
 C. A. Rundell, Jr.,
 Chief Executive Officer and
 Principal Executive and
 Financial Officer