Form 10QSB/A
period 2001-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2003-02-13
CIK 741114

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                  Form 10-QSB/A

                              --------------------

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2001.

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________.


                         Commission file number 1-11900


                        Integrated Security Systems, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                                75-2422983
        -------------------------------               -------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)


        8200 Springwood Drive, Suite 230, Irving, Texas          75063
        -----------------------------------------------        ----------
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

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                       Page
PART I.  FINANCIAL INFORMATION                                         ----

Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31, 2001
         (unaudited) and June 30, 2001                                   3

         Consolidated Statements of Operations (unaudited)
         for the three and six months ended December 31, 2001
         (restated) and 2000                                             4

         Consolidated Statements of Cash Flows (unaudited) for
         the six months ended December 31,  2001 and 2000                5

         Notes to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis or Plan of Operation       9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              12

Item 2.  Changes in Securities                                          12

Item 3.  Defaults Upon Senior Securities                                12

Item 4.  Submission of Matters to a Vote of Security Holders            12

Item 5.  Other Information                                              12

Item 6.  Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                              14

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

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                       For the Three Months Ended           For the Six Months Ended
                                              December 31,                         December 31,
                                      -----------------------------       -----------------------------
                                          2001             2000               2001             2000
                                      ------------     ------------       ------------     ------------
                                       (Restated)                          (Restated)
Sales                                 $  1,216,864     $  1,338,346       $  2,203,798     $  2,561,853
Cost of sales                              751,969          868,662          1,484,922        1,789,770
                                      ------------     ------------       ------------     ------------
Gross margin                               464,895          469,684            718,876          772,083
                                      ------------     ------------       ------------     ------------
Operating expenses:
   Selling, general and
   administrative                          679,581        1,014,513          1,499,442        2,097,898
   Research and product
   development                             106,250          143,605            217,055          289,080
                                      ------------     ------------       ------------     ------------
                                           785,831        1,158,118          1,716,497        2,386,978
                                      ------------     ------------       ------------     ------------

Loss from operations                      (320,936)        (688,434)          (997,621)      (1,614,895)

Other income (expense):
   Interest income                            --               --                 --                139
   Interest expense                       (350,727)        (191,024)          (381,883)        (363,316)
                                      ------------     ------------       ------------     ------------

Net loss                                  (671,663)        (879,548)        (1,379,504)      (1,978,072)

Preferred dividends                       (154,950)         (42,081)          (310,425)         (84,161)
                                      ------------     ------------       ------------     ------------

Net loss allocable to common
   stockholders                       $   (826,613)    $   (921,539)      $ (1,689,929)    $ (2,062,233)
                                      ============     ============       ============     ============
Weighted average common
   shares outstanding - basic
   and diluted                          10,997,184       10,643,450         10,917,973       10,580,897
                                      ============     ============       ============     ============
Net loss per share - basic and
   diluted                            $      (0.08)    $      (0.09)      $      (0.16)    $      (0.19)
                                      ============     ============       ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                              For the Six Months Ended
                                                                    December 31,
                                                             ---------------------------
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

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended December 31, 2001 and 2000


Note 1 - Restatement

The consolidated statements of operations for the three and six months ended December 31, 2001 have been restated to correct the amount of preferred dividends. The effect of the restatement is to increase the preferred dividends and net loss allocable to common stockholders for the three and six months ended December 31, 2001 by $113,550 and $227,100, respectively. Net loss per share was increased from $0.06 to $0.08 for the three months ended December 31, 2001, and from $0.13 to $0.16 for the six months ended December 31, 2001.


Note 2 - Basis of Presentation

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

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 2001Annual Report on Form 10-KSB filed on October 15, 2001 with the Securities and Exchange Commission.


Note 3 - Reclassification

Certain reclassification of prior year amounts have been made to conform to the current period presentation.


Note 4 -Financing

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


Note 5 - Subsequent Event - Financing

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

Note 6 - Business Segments

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
                                   ===========      ===========        ===========      ===========

Note 7 - Preferred Stock Dividend Arrearage

At December 31, 2001, the Company had dividends in arrears in the amount of $353,028 related to its outstanding Series A, D, F and G preferred stock, which consists of the following:

                         -------------------------------
                           Shares             Dividends
                         Outstanding         In Arrears
                         -----------         -----------
Series A $20                   9,500         $      --
Series D $20                  91,250              61,749
Series F $25                  60,595              48,974
                         -----------         -----------
                             161,345         $   110,723
                         ===========         ===========
Convertible Preferred Stock Subject to Redemption
Series G $25                 299,802         $   242,305
                         ===========         ===========
Total Dividends in Arrears                   $   353,028
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

                                       Integrated Security Systems, Inc.
                                       ---------------------------------
                                                 (Registrant)



Date:   February 13, 2003              /s/ C. A. RUNDELL, JR.
                                       ----------------------
                                       C. A. Rundell, Jr.
                                       Director, Chairman of the Board, and
                                       Chief Executive Officer (Principal
                                       Executive and Financial Officer)


Date:   February 13, 2003              /s/ RICHARD B. POWELL
                                       ---------------------
                                       Richard B. Powell
                                       Vice President, Chief Accounting Officer,
                                       Secretary (Principal Accounting Officer)

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

 Date:  February 13, 2003

 /s/ C. A. RUNDELL, JR.
 ----------------------------
 C. A. Rundell, Jr.,
 Chief Executive Officer and
 Principal Executive and
 Financial Officer