Form 10QSB
period 2002-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2003-02-14
CIK 741114

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -----------------

                                   Form 10-QSB

                               -----------------


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2002.

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

As of January 31, 2003, 12,453,691 shares of the Registrant's common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                      Page
PART I.  FINANCIAL INFORMATION                                        ----

Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31, 2002
            (unaudited) and June 30, 2002                               3

         Consolidated Statements of Operations (unaudited)
            for the three and six months ended
            December 31,  2002 and 2001                                 4

         Consolidated Statements of Cash Flows (unaudited)
            for the six months ended December 31,  2002 and 2001        5

         Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis or Plan of Operation      8

Item 3.  Controls and Procedures                                       10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             11

Item 2.  Changes in Securities                                         11

Item 3.  Defaults Upon Senior Securities                               11

Item 4.  Submission of Matters to a Vote of Security Holders           11

Item 5.  Other Information                                             11

Item 6.  Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                             12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                              December 31,       June 30,
                                                                  2002             2002
                                                              ------------     ------------
                                                              (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                  $     25,783     $     28,958
   Accounts receivable, net of allowance for doubtful
     accounts of $65,641 and $100,692, respectively                891,351        1,035,833
   Inventories                                                     684,058          710,700
   Other current assets                                             63,823           74,999
                                                              ------------     ------------
     Total current assets                                        1,665,015        1,850,490

Property and equipment, net                                        532,029          551,935
Capitalized software development costs                             224,900             --
Other assets                                                        21,991           18,181
                                                              ------------     ------------
     Total assets                                             $  2,443,935     $  2,420,606
                                                              ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                           $    701,572     $    684,146
   Accrued liabilities                                             514,990          477,873
   Current portion of long-term debt                             1,393,899          631,779
                                                              ------------     ------------
     Total current liabilities                                   2,610,461     $  1,793,798
                                                              ------------     ------------

Long-term debt                                                     614,315        1,230,916

Preferred stock subject to redemption                            7,495,052        7,495,052

Stockholders' deficit:
   Preferred stock, $.01 par value, 750,000 shares
     authorized; 161,345 shares issued and
     outstanding (liquidation value of $3,529,875)                   1,613            1,613
   Common stock, $.01 par value, 35,000,000 shares
     authorized; 12,398,712 and 11,834,589 shares,
     respectively, issued                                          123,987          118,346
   Additional paid in capital                                   17,404,902       17,234,734
   Accumulated deficit                                         (25,687,645)     (25,335,103)
   Treasury stock, at cost - 50,000 shares                        (118,750)        (118,750)
                                                              ------------     ------------
     Total stockholders' deficit                                (8,275,893)      (8,099,160)
                                                              ------------     ------------
       Total liabilities and stockholders' deficit            $  2,443,935     $  2,420,606
                                                              ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                      For the Three Months Ended          For the Six Months Ended
                                             December 31,                       December 31,
                                     -----------------------------      -----------------------------
                                         2002             2001              2002             2001
                                     ------------     ------------      ------------     ------------
Sales                                $  1,525,538     $  1,216,864      $  2,938,633     $  2,203,798
Cost of sales                           1,022,195          751,969         1,850,622        1,484,922
                                     ------------     ------------      ------------     ------------
Gross margin                              503,343          464,895         1,088,011          718,876
                                     ------------     ------------      ------------     ------------
Operating expenses:
   Selling, general and
   administrative                         534,613          679,581         1,125,098        1,499,442
   Research and product
   development                             60,234          106,250            95,215          217,055
                                     ------------     ------------      ------------     ------------
                                          594,847          785,831         1,220,313        1,716,497
                                     ------------     ------------      ------------     ------------

Loss from operations                      (91,504)        (320,936)         (132,302)        (997,621)

Other income (expense):
   Interest expense                       (74,534)        (350,727)         (127,682)        (381,883)
                                     ------------     ------------      ------------     ------------

Net loss                                 (166,038)        (671,663)         (259,984)      (1,379,504)

Preferred dividends                      (154,950)        (154,950)         (309,900)        (310,425)
                                     ------------     ------------      ------------     ------------
Net loss allocable to common
   stockholders                      $   (320,988)    $   (826,613)     $   (569,884)    $ (1,689,929)
                                     ============     ============      ============     ============
Weighted average common
   shares outstanding - basic
   and diluted                         12,124,568       10,997,184        12,008,197       10,917,973
                                     ============     ============      ============     ============
Net loss per share - basic and
   diluted                           $      (0.03)    $      (0.08)     $      (0.05)    $      (0.15)
                                     ============     ============      ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                    For the Six Months Ended
                                                                           December 31,
                                                                   ---------------------------
                                                                      2002            2001
                                                                   -----------     -----------
Cash flows from operating activities:
   Net loss                                                        $  (259,984)    $(1,379,504)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation                                                       63,185          67,360
     Provision for bad debt                                            (30,000)          8,500
     Provision for warranty reserve                                     39,000          16,500
     Provision for inventory reserve                                    26,000           8,000
     Expenses paid with stock, warrants and options                     79,126         351,479
     Changes in operating assets and liabilities:
       Accounts receivable                                             174,481         293,569
       Inventories                                                         642         (84,294)
       Other assets                                                      7,366          37,765
       Accounts payable                                                 17,428          25,583
       Accrued liabilities                                              (1,883)       (105,564)
                                                                   -----------     -----------
           Net cash provided by/(used in) operating activities         115,361        (760,606)
                                                                   -----------     -----------

Cash flows from investing activities:
   Purchase of property and equipment                                  (43,279)        (29,468)
   Capitalized software development costs                             (224,900)           --
                                                                   -----------     -----------
           Net cash used in investing activities                      (268,179)        (29,468)
                                                                   -----------     -----------

Cash flows from financing activities:
   Employee stock option exercise                                        4,125            --
   Issuance of preferred stock                                            --           200,000
   Payments on debt and other liabilities                              (38,502)        (51,242)
   Proceeds from notes payable and long-term debt                      184,020         618,494
                                                                   -----------     -----------
           Net cash provided by financing activities                   149,643         767,252
                                                                   -----------     -----------

Increase/(Decrease) in cash and cash equivalents                        (3,175)        (22,822)
Cash and cash equivalents at beginning of period                        28,958          70,582
                                                                   -----------     -----------
Cash and cash equivalents at end of period                         $    25,783     $    47,760
                                                                   ===========     ===========

Supplemental disclosure
   Noncash activities
     Issuance of company common stock in payment of
      preferred stock dividends                                         92,558          20,125


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended December 31, 2002 and 2001


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


Note 3 - Software Capitalization

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

Prior to July 1, 2002 the Company did not capitalize software development costs because of the uncertain recoverability of these costs. Unamortized computer software costs were $224,900 and $0 at December 31, 2002 and 2001, respectively. Amortization expense related to computer software development costs was $0 for each of the six months ended December 31, 2002 and 2001.


Note 4 - Preferred Stock Dividend Arrearage

At December 31, 2002, the Company had dividends in arrears in the amount of $843,439 related to its outstanding Series A, D, F and G preferred stock, which consists of the following:

                            --------------------------------
                              Shares              Dividends
                            Outstanding          In Arrears
                            -----------          -----------
Series A $20                      9,500          $        --
Series D $20                     91,250              101,663
Series F $25                     60,595              124,718
                            -----------          -----------
                                161,345          $   226,381
                            ===========          ===========
Convertible Preferred Stock Subject to Redemption
Series G $25                    299,802          $   617,058
                            ===========          ===========
Total Dividends in Arrears                       $   843,439
                                                 ===========


Note 5 - Subsequent Event - Financing

In exchange for an aggregate of $100,000 cash investment, on January 13, 2003, Integrated Security Systems, Inc. issued a promissory note to The Rundell Foundation. C. A. Rundell, Jr., who is Chairman and Chief Executive Officer of the Company, is also a Trustee of the Rundell Foundation. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 9%. The promissory note, plus interest, is due on January 13, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on January 13, 2003, the Company issued a stock purchase warrant to The Rundell Foundation. The stock purchase warrant entitles the foundation to purchase from the Company 500,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.


Note 6 - Business Segments

Information for the Company's reportable segments for the three and six months ended December 31, 2002 and 2001 is as follows:

                                    For the Three Months Ended          For the Six Months Ended
                                           December 31,                       December 31,
                                   ----------------------------       ----------------------------
                                      2002             2001              2002             2001
                                   -----------      -----------       -----------      -----------
Sales
   B&B Electromatic, Inc.          $ 1,447,911      $ 1,163,461       $ 2,822,791      $ 2,128,979
   Intelli-Site, Inc.                   77,627           53,403           115,842           74,819
                                   -----------      -----------       -----------      -----------
                                   $ 1,525,538      $ 1,216,864       $ 2,938,633      $ 2,203,798
                                   ===========      ===========       ===========      ===========

Income (loss) from operations
   B&B Electromatic, Inc.          $    24,656      $    48,650       $   137,754      $  (129,336)
   Intelli-Site, Inc.                  (49,111)        (285,584)         (121,342)        (688,287)
   Corporate                           (67,049)         (84,002)         (148,714)        (179,998)
                                   -----------      -----------       -----------      -----------
                                   $   (91,504)     $  (320,936)      $  (132,302)     $  (997,621)
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

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Sales. The Company's total sales increased by $0.3 million, or 26%, to $1.5 million during the quarter ended December 31, 2002 from $1.2 million during the quarter ended December 31, 2001. This increase is primarily due to an increase in the volume of perimeter security sales at the Company's B&B Electromatic, Inc. subsidiary.

For the quarter ended December 31, 2002, approximately 95% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 96% for the quarter ended December 31, 2001.

Gross Margin. Gross margin as a percentage of sales decreased to 33% during the quarter ending December 31, 2002 from 39% during the quarter ending December 31, 2001. This decrease is due to a less favorable product mix at the Company's B&B Electromatic, Inc. subsidiary.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses decreased by approximately $145,000 or 22% during the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 due to overall Company reduction in staffing and operating expenses coupled with the capitalization of approximately $32,000 in software development costs.

Research and Product Development. Research and product development expenses decreased by approximately $46,000 or 44% during the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 primarily due to the capitalization of approximately $64,000 in software development costs coupled with a reduction of approximately $40,000 in research and development expenditures at the Company's Intelli-Site, Inc. subsidiary. This decrease was partially offset by an increase in research and development expenditures of approximately $58,000 at the Company's B&B subsidiary.

Interest Expense. Interest expense decreased by $276,000 during the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001. This decrease is due to a reduction of approximately $285,000 during the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 in non-cash interest charges incurred due to the issuance of warrants in conjunction with securing additional debt required to meet working capital needs.

Six Months  Ended  December 31, 2002  Compared to Six months Ended  December 31,
2001

Sales. The Company's total sales increased by $0.7 million, or 34%, to $2.9 million during the six months ended December 31, 2002 from $2.2 million during the six months ended December 31, 2001. This increase is due to an overall increase in sales at the Company's B&B Electromatic, Inc. subsidiary.

For the six months ended December 31, 2002, approximately 96% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 97% for the six months ended December 31, 2001.

Gross Margin. Gross margin as a percent of sales increased slightly, but remained comparable at 37% and 33% for the six months ended December 31, 2002 and December 31, 2001, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately $375,000 or 25% during the six months ended December 31, 2002 compared to the six months ended December 31, 2001 due to overall Company reduction in staffing and operating expenses coupled with the capitalization of approximately $65,000 in software development costs.

Research and Product Development. Research and product development expenses decreased by approximately $122,000 or 57% during the six months ended December 31, 2002 compared to the six months ended December 31, 2001 due to the capitalization of approximately $160,000 in software development costs coupled with a reduction of approximately $47,000 in research and development costs at the Company's Intelli-Site, Inc. subsidiary. This decrease was partially offset by an increase in research and development expenditures of approximately $85,000 at the Company's B&B subsidiary.

Interest Expense. Interest expense decreased by $254,000 during the six months ended December 31, 2002 compared to the six months ended December 31, 2001. This decrease is due to a reduction of approximately $274,000 during the six months ended December 31, 2002 compared to the six months ended December 31, 2001 in non-cash interest charges incurred due to the issuance of warrants in conjunction with securing additional debt required to meet working capital needs.

Liquidity and Capital Resources

The Company's cash position decreased by $3,175 during the six months ended December 31, 2002. At December 31, 2002, the Company had $25,783 in cash and cash equivalents and had $564,000 outstanding under its accounts receivable factoring facility. The factoring facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to $800,000, subject to availability under its borrowing base.

For the six months ended December 31, 2002, the Company's operating activities provided $115,361 of cash compared to $760,606 of cash used in operations during the six months ended December 31, 2001. The decrease in cash used in operations is primarily due to the reduction in net loss.

The Company used $43,729 for the purchase of property and equipment during the six months ended December 31, 2002, compared to $29,468 for the six months ended December 31, 2001. In addition, the Company capitalized software development costs totaling $224,900.

During the six months ended December 31, 2002, the Company financed its operations with cash flows from long-term borrowings of $184,020 compared to $618,494 during the six months ended December 31, 2001.

The Company made payments of $38,502 on debt and other liabilities during the six months ended December 31, 2002, compared to payments of $51,242 on debt and other liabilities during the six months ended December 31, 2001.

On January 13, 2002, the Company received a $100,000 cash investment from The Rundell Foundation. C. A. Rundell, Jr., who is Chairman and Chief Executive Officer of the Company, is also a Trustee of the Rundell Foundation. Please see
Note 5 (Subsequent Event - Financing) to the financial statements above for details regarding this investment.

The cash that the Company receives from the accounts receivable factoring facility is utilized to support Company-wide operations. The Company's working capital requirements will depend upon many factors, including future sales of the Company's products, the Company's operating results, the status of competitive products, and actual profits compared to the Company's business plan. The Company is currently experiencing liquidity difficulties, which makes it difficult for the Company to meet its current cash requirements and may jeopardize the Company's ability to continue as a going concern. The Company intends to address its liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections. At the present time and in the foreseeable future, the Company will need to obtain additional financing either through equity placement or additional debt. There can be no assurance that the Company will be able to secure such financing. If the Company's liquidity does not improve, it may have to seek a merger partner, limit its operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to the Company or disadvantageous to the Company's stockholders.

The Company's backlog is calculated as the aggregate sales price of firm orders received from customers less revenue recognized. At January 31, 2003, the Company's backlog was approximately $1.7 million. The Company expects that it will fill the majority of this backlog by January 31, 2004.

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

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

         None.

(b) Reports filed on Form 8-K.

         The Company filed a Current Report on Form 8-K on January 17, 2003 to report an additional investment of $100,000 in cash from The Rundell Foundation, of which, C. A. Rundell, Jr., who is Chairman and Chief Executive Officer of the Company, is also a Trustee of the Rundell
         Foundation, in exchange for promissory notes and stock purchase warrants, issued to The Rundell Foundation.

         The Company filed a Current Report on Form 8-K on November 14, 2002 to report the certification of C. A. Rundell, Jr., the Company's Chief Executive Officer and Principal Executive and Financial Officer, under
         Section 906 of the Sarbanes-Oxley Act of 2002, and certification of Richard B. Powell, the Company's Vice President, Chief Accounting Officer, Secretary and Principal Accounting Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                       Integrated Security Systems, Inc.
                                       ---------------------------------
                                                 (Registrant)



Date:  February 14, 2003               /s/ C. A. RUNDELL, JR.
                                       ----------------------
                                       C. A. Rundell, Jr.
                                       Director, Chairman of the Board, and
                                       Chief Executive Officer (Principal
                                       Executive and Financial Officer)


Date:  February 14, 2003               /s/ RICHARD B. POWELL
                                       ---------------------
                                       Richard B. Powell
                                       Vice President, Chief Accounting Officer,
                                       Secretary (Principal Accounting Officer)

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

 Date:  February 14, 2003

 /s/ C. A. RUNDELL, JR.
 ----------------------------
 C. A. Rundell, Jr.,
 Chief Executive Officer and
 Principal Executive and
 Financial Officer