Form 10QSB/A
period 2002-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2003-05-19
CIK 741114

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                  Form 10-QSB/A

                          -----------------------------


|X|      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   March 31, 2002.

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.


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

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 2002
                    (unaudited) and June 30, 2001                           3

                  Consolidated Statements of Operations
                    (unaudited) for the three and nine months
                    ended March 31, 2002 (restated) and 2001                4

                  Consolidated Statements of Cash Flows
                    (unaudited) for the nine months ended
                    March 31, 2002 and 2001                                 5

                  Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis or Plan
                    of Operation                                            8


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        11

         Item 2.  Changes in Securities                                    11

         Item 3.  Defaults Upon Senior Securities                          11

         Item 4.  Submission of Matters to a Vote of Security Holders      11

         Item 5.  Other Information                                        12

         Item 6.  Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                                 13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                     March 31,        June 30,
                                                                       2002             2001
                                                                   ------------     ------------
                                                                   (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $     95,097     $     70,582
   Accounts receivable, net of allowance for doubtful
     accounts of $94,998 and $94,270, respectively                      959,238        1,312,464
   Inventories                                                          713,350          632,989
   Other current assets                                                  62,665          113,844
                                                                   ------------     ------------
     Total current assets                                             1,830,350        2,129,879

Property and equipment, net                                             587,739          655,240
Other assets                                                             14,461           14,410
                                                                   ------------     ------------
     Total assets                                                  $  2,432,550     $  2,799,529
                                                                   ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                $    637,023     $    926,076
   Accrued liabilities                                                  474,376          425,391
   Current portion of long-term debt                                  1,171,677          494,959
                                                                   ------------     ------------
     Total current liabilities                                     $  2,283,076     $  1,846,426
                                                                   ------------     ------------

Long-term debt                                                          644,250          620,306

Preferred stock subject to redemption                                 7,495,052        7,345,052

Stockholders' deficit:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     161,345 shares issued and outstanding (liquidation value
     of $3,529,875)                                                       1,613            1,608
   Common stock, $.01 par value, 35,000,000 shares
     authorized; 11,571,649 and 10,782,417 shares,
     respectively, issued                                               115,716          107,824
   Additional paid in capital                                        17,150,346       16,123,610
   Accumulated deficit                                              (25,138,753)     (23,126,547)
   Treasury stock, at cost - 50,000 shares                             (118,750)        (118,750)
                                                                   ------------     ------------
     Total stockholders' deficit                                     (7,989,828)      (7,012,255)
                                                                   ------------     ------------
       Total liabilities and stockholders' deficit                 $  2,432,550     $  2,799,529
                                                                   ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                             For the Three Months Ended           For the Nine Months Ended
                                                      March 31,                           March 31,
                                            -----------------------------       -----------------------------
                                                2002             2001               2002             2001
                                            ------------     ------------       ------------     ------------
                                             (Restated)                          (Restated)

Sales                                       $  1,185,051     $  1,208,643       $  3,388,848     $  3,770,495
Cost of sales                                    722,966          765,521          2,207,887        2,555,292
                                            ------------     ------------       ------------     ------------
Gross margin                                     462,085          443,122          1,180,961        1,215,203
                                            ------------     ------------       ------------     ------------

Operating expenses:
   Selling, general and
     administrative                              619,238          969,095          2,118,680        3,066,997
   Research and product
     development                                 105,988          106,651            323,043          395,731
                                            ------------     ------------       ------------     ------------
                                                 725,226        1,075,746          2,441,723        3,462,728
                                            ------------     ------------       ------------     ------------

Loss from operations                            (263,141)        (632,624)        (1,260,762)      (2,247,525)

Other income (expense):
   Other income                                  203,834             --              203,834             --
   Interest income                                  --               --                 --                139
   Interest expense                             (449,570)        (290,088)          (831,453)        (653,404)
                                            ------------     ------------       ------------     ------------

Net loss                                    $   (508,877)    $   (922,712)      $ (1,888,381)    $ (2,900,790)

Preferred dividends                             (151,581)         (41,166)          (461,481)        (125,327)
                                            ------------     ------------       ------------     ------------
Net loss allocable to common
   stockholders                             $   (660,458)    $   (963,878)      $ (2,349,862)    $ (3,026,117)
                                            ============     ============       ============     ============
Weighted average common
   shares outstanding - basic
   and diluted                                11,233,291       10,732,417         11,021,544       10,630,667
                                            ============     ============       ============     ============
Net loss per share - basic and
   diluted                                  $      (0.06)    $      (0.09)      $      (0.22)    $      (0.28)
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

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             For the Nine Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                              2002              2001
                                                           -----------       -----------
Cash flows from operating activities:
   Net loss                                                $(1,888,381)      $(2,900,790)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                               97,097           122,407
     Gain on sale of assets                                   (192,668)             --
     Amortization                                                 --             113,713
     Provision for bad debt                                     34,750            18,000
     Provision for warranty reserve                             32,000            61,500
     Provision for inventory reserve                            13,500            15,000
     Unbilled revenue                                             --             221,995
     Expenses paid with stock, warrants and options            826,786           106,351
     Changes in operating assets and liabilities:
       Accounts receivable                                     318,476           105,013
       Inventories                                             (93,861)          (20,714)
       Other assets                                             51,127           (11,484)
       Accounts payable                                       (321,647)          443,810
       Accrued liabilities                                      16,987            15,172
                                                           -----------       -----------
           Net cash used in operating activities            (1,105,834)       (1,710,027)
                                                           -----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                          (40,763)          (41,270)
   Proceeds from disposal of assets                            203,834              --
                                                           -----------       -----------
           Net cash used in investing activities               163,071           (41,270)

Cash flows from financing activities:
   Issuance of preferred stock                                 200,000             2,183
   Dividends on preferred stock                                (26,604)         (125,327)
   Employee stock option exercise                               60,625              --
   Payments on debt                                           (112,789)         (117,877)
   Proceeds from notes payable and long-term debt              846,045         1,971,860
                                                           -----------       -----------
           Net cash provided by financing activities           967,277         1,730,839
                                                           -----------       -----------

Decrease in cash and cash equivalents                           24,514           (20,458)
Cash and cash equivalents at beginning of period                70,583            99,636
                                                           -----------       -----------
Cash and cash equivalents at end of period                 $    95,097       $    79,178
                                                           ===========       ===========

Supplemental disclosure
   Noncash activities
     Issuance of company common stock in payment of
     preferred stock dividends                                  26,604              --


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                    Nine Months Ended March 31, 2002 and 2001

Note 1 - Restatement

The consolidated statements of operations for the three and nine months ended March 31, 2002 have been restated to correct the amount of preferred dividends. The effect of the restatement is to increase the preferred dividends and net loss allocable to common stockholders for the three and nine months ended March 31, 2002 by $111,081 and $337,656, respectively. Net loss per share was increased from $0.05 to $0.06 for the three months ended March 31, 2002, and from $0.18 to $0.22 for the nine months ended March 31, 2002.

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

Note 4 - Financing

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

Note 5 - Business Segments

Information for the Company's reportable segments for the three and nine months ended March 31, 2002 and 2001 is as follows:

                                    For the Three Months Ended          For the Nine Months Ended
                                             March 31,                           March 31,
                                   ----------------------------        ----------------------------
                                      2002             2001               2002             2001
                                   -----------      -----------        -----------      -----------
Sales
   B&B Electromatic, Inc.          $ 1,155,116      $ 1,114,929        $ 3,284,094      $ 3,473,569
   Intelli-Site, Inc.                   29,935           93,714            104,754          296,926
                                   -----------      -----------        -----------      -----------
                                   $ 1,185,051      $ 1,208,643        $ 3,388,848      $ 3,770,495
                                   ===========      ===========        ===========      ===========

Income (loss) from operations
   B&B Electromatic, Inc.          $       944      $    28,150        $  (128,392)     $   135,048
   Intelli-Site, Inc.                 (242,491)        (342,932)          (930,778)      (1,479,201)
   Corporate                           (21,594)        (317,842)          (201,592)        (903,372)
                                   -----------      -----------        -----------      -----------
                                   $  (263,141)     $  (632,624)       $(1,260,762)     $(2,247,525)
                                   ===========      ===========        ===========      ===========

Note 6 - Preferred Stock Dividend Arrearage

At March 31, 2002, the Company had dividends in arrears in the amount of $503482 related to its outstanding Series A, D, F and G preferred stock, which consists of the following:

                         -----------         -----------
                           Shares             Dividends
                         Outstanding         In Arrears
                         -----------         -----------
Series A $20                   9,500         $        --
Series D $20                  91,250             101,121
Series F $25                  60,595              67,651
                         -----------         -----------
                             161,345         $   168.772
                         ===========         ===========
Convertible Preferred Stock Subject to Redemption
Series G $25                 299,802         $   334,710
                         ===========         ===========
Total Dividends in Arrears                   $   503,482
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

                                      Integrated Security Systems, Inc.
                                      ---------------------------------
                                                (Registrant)



Date:   May 19, 2003                  /s/ C. A. RUNDELL, JR.
                                      ------------------------------------------
                                      C. A. Rundell, Jr.
                                      Director, Chairman of the Board, and Chief
                                      Executive Officer (Principal Executive and
                                      Financial Officer)


Date:   May 19, 2003                  /s/ RICHARD B. POWELL
                                      ------------------------------------------
                                      Richard B. Powell
                                      Vice President, Chief Accounting Officer
                                      (Principal Accounting Officer)

                                  CERTIFICATION

 I, C. A. Rundell, Jr., certify that:

 1. I have reviewed this quarterly report on Form 10-QSB/A of Integrated Security Systems, Inc.;

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

 Date:  May 19, 2003

 /s/ C. A. RUNDELL, JR.
 ----------------------------
 C. A. Rundell, Jr.,
 Chief Executive Officer and
 Principal Executive and
 Financial Office