Form 10QSB
period 2003-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2003-05-20
CIK 741114

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         -------------------------------

                                   Form 10-QSB

                         -------------------------------


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003.

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________TO____________.


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing  requirements for the past 90 days.  Yes [ ]   No [ ]

As of April 30, 2003, 12,546,256 shares of the Registrant's common stock were outstanding.

Transitional Small Business  Disclosure Format:  Yes [ ]   No [ ]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31,
                     2003 (unaudited) and June 30, 2002                    3

                  Consolidated Statements of Operations
                     (unaudited) for the three and nine
                     months ended March 31, 2003 and 2002                  4

                  Consolidated Statements of Cash Flows
                     (unaudited) for the nine months ended
                     March 31, 2003 and 2002                               5

                  Notes to Financial Statements                            6

         Item 2.  Management's Discussion and Analysis
                    or Plan of Operation                                  10

         Item 3.  Controls and Procedures                                 13

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                       14

         Item 2.  Changes in Securities                                   14

         Item 3.  Defaults Upon Senior Securities                         14

         Item 4.  Submission of Matters to a Vote of Security Holders     14

         Item 5.  Other Information                                       14

         Item 6.  Exhibits and Reports on Form 8-K                        14

SIGNATURES                                                                15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                March 31,        June 30,
                                                                  2003             2002
                                                              ------------     ------------
                                                               (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                  $     52,756     $     28,958
   Accounts receivable, net of allowance for doubtful
     accounts of $64,183 and $100,692, respectively                801,506        1,035,833
   Inventories                                                     646,204          710,700
   Other current assets                                             66,634           74,999
                                                              ------------     ------------
     Total current assets                                        1,567,100        1,850,490

Property and equipment, net                                        517,291          551,935
Capitalized software development costs                             224,900             --
Other assets                                                        18,181           18,181
                                                              ------------     ------------
     Total assets                                             $  2,327,472     $  2,420,606
                                                              ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                           $    623,684     $    684,146
   Accrued liabilities                                             514,700          477,873
   Current portion of long-term debt                             1,759,127          631,779
                                                              ------------     ------------
     Total current liabilities                                $  2,897,511     $  1,793,798
                                                              ------------     ------------

Long-term debt                                                     594,069        1,230,916

Preferred stock subject to redemption                            7,495,052        7,495,052

Stockholders' deficit:
   Preferred stock, $.01 par value, 750,000 shares
     authorized; 161,345 shares issued and outstanding
     (liquidation value of $3,529,875)                               1,613            1,613
   Common stock, $.01 par value, 75,000,000 shares
     Authorized; 12,507,348 and 11,834,589 shares,
     respectively, issued                                          125,073          118,346
   Additional paid in capital                                   17,474,744       17,234,734
   Accumulated deficit                                         (26,141,840)     (25,335,103)
   Treasury stock, at cost - 50,000 shares                        (118,750)        (118,750)
                                                              ------------     ------------
     Total stockholders' deficit                                (8,659,160)      (8,099,160)
                                                              ------------     ------------
       Total liabilities and stockholders' deficit            $  2,327,472     $  2,420,606
                                                              ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                               For the Three Months Ended         For the Nine Months Ended
                                                        March 31,                         March 31,
                                              -----------------------------     -----------------------------
                                                  2003             2002             2003             2002
                                              ------------     ------------     ------------     ------------
Sales                                         $  1,231,468     $  1,185,051     $  4,170,101     $  3,388,848
Cost of sales                                      821,149          722,966        2,671,771        2,207,887
                                              ------------     ------------     ------------     ------------
Gross margin                                       410,319          462,085        1,498,330        1,180,961
                                              ------------     ------------     ------------     ------------

Operating expenses:
   Selling, general and
   administrative                                  611,993          619,238        1,739,132        2,118,680
   Research and product development
                                                   153,082          105,988          246,255          323,043
                                              ------------     ------------     ------------     ------------
                                                   765,075          725,226        1,985,387        2,441,723
                                              ------------     ------------     ------------     ------------

Loss from operations                              (354,756)        (263,141)        (487,057)      (1,260,762)

Other income (expense):
   Other income                                       --            203,834             --            203,834
   Interest expense                                (99,439)        (449,570)        (227,121)        (831,453)
                                              ------------     ------------     ------------     ------------

Net loss                                      $   (454,195)    $   (508,877)    $   (714,178)    $ (1,888,381)

Preferred dividends                               (151,581)        (151,581)        (461,481)        (461,481)
                                              ------------     ------------     ------------     ------------
Net loss allocable to common
   stockholders                               $   (605,776)    $   (660,458)    $ (1,175,659)    $ (2,349,862)
                                              ============     ============     ============     ============
Weighted average common shares
   outstanding - basic
   and diluted                                  12,455,837       11,233,291       12,155,232       11,021,544
                                              ============     ============     ============     ============
Net loss per share - basic and
   diluted                                    $      (0.05)    $      (0.06)    $      (0.10)    $      (0.21)
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

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                 For the Nine Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                   2003            2002
                                                                -----------     -----------
Cash flows from operating activities:
   Net loss                                                     $  (714,178)    $(1,888,381)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                    96,072          97,097
     Gain on sale of assets                                            --          (192,668)
     Provision for bad debt                                         (30,000)         34,750
     Provision for warranty reserve                                  74,000          32,000
     Provision for inventory reserve                                 41,000          13,500
     Expenses paid with stock, warrants and options                 150,054         800,182
     Changes in operating assets and liabilities:
       Accounts receivable                                          264,326         318,476
       Inventories                                                   23,496         (93,861)
       Other assets                                                   8,365          51,127
       Accounts payable                                             (60,462)       (321,647)
       Accrued liabilities                                          (37,173)         16,987
                                                                -----------     -----------
           Net cash used in operating activities                   (184,500)     (1,132,438)
                                                                -----------     -----------

Cash flows from investing activities:
   Purchase of property and equipment                               (61,428)        (40,763)
   Proceeds from disposal of assets                                    --           203,834
   Capitalized product development costs                           (224,900)           --
                                                                -----------     -----------
           Net cash provided/(used) in investing activities        (286,328)        163,071

Cash flows from financing activities:
   Issuance of preferred stock                                         --           200,000
   Employee stock option exercise                                     4,125          60,625
   Payments on debt                                                (136,776)       (112,789)
   Proceeds from notes payable and long-term debt                   627,277         846,045
                                                                -----------     -----------
           Net cash provided by financing activities                494,626         993,881
                                                                -----------     -----------

Increase in cash and cash equivalents                                23,798          24,514
Cash and cash equivalents at beginning of period                     28,958          70,583
                                                                -----------     -----------
Cash and cash equivalents at end of period                      $    52,756     $    95,097
                                                                ===========     ===========
Supplemental disclosure
   Noncash activities
     Issuance of company common stock in payment of
     preferred stock dividends                                       92,558          26,604


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                    Nine Months Ended March 31, 2003 and 2002

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

Prior to July 1, 2002 the Company did not capitalize software development costs because of the uncertain recoverability of these costs. Because revenues have not met the Company's expectations through March 31, 2003, the Company has suspended the capitalization of software development costs effective January 1, 2003. Unamortized computer software costs were $224,900 and $0 at March 31, 2003 and 2002, respectively. Amortization expense related to computer software development costs was $0 for each of the nine months ended March 31, 2003 and 2002.

Note 4 - Warranties

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

The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

The changes in the Company's product warranty liability are as follows:

                                                           March 31,
                                                  ---------------------------
                                                    2003               2002
                                                  --------           --------
Liability, beginning of year                      $ 97,095           $ 71,180
Expense for new warranties issued                   74,000             32,000
Warranty Claims                                    (99,873)           (31,920)
                                                  --------           --------
Liability, end of period                          $ 71,222           $ 71,260
                                                  ========           ========

Note 5 - Stock Options

The Company accounts for stock options using the intrinsic value method, and, therefore, recorded no expense related to the issuance of stock options for any of the periods presented. If the Company recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), based on the fair value at the grant dates, the Company's pro forma net loss and net loss per share would have been as follows:

                                             For the Three Months Ended March 31,
                          ---------------------------------------------------------------------------
                                        2003                                      2002
                          -------------------------------           ---------------------------------
                          As reported          Pro forma            As reported            Pro forma
                          -----------         -----------           -----------           -----------
Net loss                  $  (454,195)        $  (494,080)          $  (508,877)          $  (582,932)
Loss per common share     $     (0.05)        $     (0.05)          $     (0.06)          $     (0.07)

                                             For the Nine Months Ended March 31,
                          ---------------------------------------------------------------------------
                                        2003                                      2002
                          -------------------------------           ---------------------------------
                          As reported          Pro forma            As reported            Pro forma
                          -----------         -----------           -----------           -----------
Net loss                  $  (714,178)        $  (866,833)          $(1,888,381)          $(2,110,546)
Loss per common share     $     (0.10)        $     (0.11)          $     (0.21)          $     (0.23)


Note 6 - Preferred Stock Dividend Arrearage

At March 31, 2003, the Company had dividends in arrears in the amount of $992,776 related to its outstanding Series A, D, F and G preferred stock, which consists of the following:

                         -------------------------------
                           Shares             Dividends
                         Outstanding         In Arrears
                         -----------         -----------
Series A $20                   9,500         $        --
Series D $20                  91,250             139,919
Series F $25                  60,595             143,394
                         -----------         -----------
                             161,345         $   283,313
                         ===========         ===========
Convertible Preferred Stock Subject to Redemption
Series G $25                 299,802         $   709,463
                         ===========         ===========
Total Dividends in Arrears                   $   992,776
                                             ===========


Note 7 - Financing

In exchange for an aggregate of $100,000 cash investment, on January 13, 2003, the Company issued a promissory note to The Rundell Foundation. C. A. Rundell, Jr., who is Chairman and Chief Executive Officer of the Company, is also a Trustee of the Rundell Foundation. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 9%. The promissory note, plus interest, is due on January 13, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on January 13, 2003, the Company issued a stock purchase warrant to The Rundell Foundation. The stock purchase warrants entitles the foundation to purchase from the Company 500,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share. These warrants were valued at $85,000 and are being amortized over the term of these notes.

In exchange for an aggregate of $250,000 cash investment received on March 14, 2003, the Company issued a promissory note to HSBC Global Custody Nominee (U.K) Limited, Designation No. 896414 on March 11, 2003. The promissory note is in the original principal amount of $250,000 and has an annual interest rate of 8%. The promissory note, plus interest, is due on March 15, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on March 11, 2003 the Company issued a stock purchase warrant to HSBC Global Custody Nominee (U.K) Limited, Designation No. 896414. The stock purchase warrant entitles the HSBC Global Custody Nominee (U.K) Limited, Designation No. 896414 to purchase from the Company 1,250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share. These warrants were valued at $212,500 and are being amortized over the term of these notes.

Note 8 - Subsequent Event - Financing

In exchange for an aggregate of $200,000 cash investment received on April 24, 2003, the Company issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC on April 23, 2003. Each of the two promissory notes is in the original principal amount of $100,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on April 23, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on April 23, 2003, the Company issued a stock purchase warrant to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 500,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

In exchange for an aggregate of $100,000 cash investment received on April 25, 2003, the Company issued a promissory note to HSBC Global Custody Nominee (U.K) Limited, Designation No. 896414 on April 23, 2003. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 8%. The promissory note, plus interest, is due on April 23, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on April 23, 2003 the Company issued a stock purchase warrant to HSBC Global Custody Nominee (U.K) Limited, Designation No. 896414. The stock purchase warrant entitles the HSBC Global Custody Nominee (U.K) Limited,
Designation No. 896414 to purchase from the Company 500,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

Note 9 - Business Segments

Information for the Company's reportable segments for the three and nine months ended March 31, 2003 and 2002 is as follows:

                                    For the Three Months Ended         For the Nine Months Ended
                                             March 31,                          March 31,
                                   -----------------------------      -----------------------------
                                       2003           2002              2003             2002
                                   ------------     ------------      -----------      ------------
Sales
   B&B Electromatic, Inc.          $  1,210,611     $  1,155,116     $  4,033,402      $  3,284,094
   Intelli-Site, Inc.                    20,857           29,935          136,699           104,754
                                   ------------     ------------     ------------      ------------
                                   $  1,231,468     $  1,185,051     $  4,170,101      $  3,388,848
                                   ============     ============     ============      ============

Income (loss) from operations
   B&B Electromatic, Inc.          $    (96,460)    $        944     $     41,294      $   (128,392)
   Intelli-Site, Inc.                  (183,701)        (242,491)        (305,043)         (930,778)
   Corporate                            (74,595)         (21,594)        (223,308)         (201,592)
                                   ------------     ------------     ------------      ------------
                                   $   (354,756)    $   (263,141)    $   (487,057)     $ (1,260,762)
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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Sales. The Company's total sales remained comparable at approximately $1.2 million for the quarters ending March 31, 2003 and March 31, 2002.

For the quarter ended March 31, 2003, approximately 98% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 97% for the quarter ended March 31, 2002.

Gross Margin. Gross margin as a percent of sales decreased by approximately 5% to 34% for the quarter ending March 31, 2003 from 39% for the quarter ending March 31, 2002 due to a less favorable product mix at the B&B subsidiary.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses remained comparable at approximately $0.6 million for the quarters ending March 31, 2003 and March 31, 2002.

Research and Product Development. Research and product development expenses increased by approximately $47,000 or 44% during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 primarily due to an increase in research and development expenditures of approximately $59,000 at the Company's B&B subsidiary. This decrease was partially offset by a reduction in research and development expenditures at the Company's Intelli-Site, Inc. subsidiary.

Interest Expense. Interest expense decreased by $350,000 during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. This decrease is due to a reduction of approximately $318,000 during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 in non-cash interest charges incurred due to the issuance of warrants in conjunction with securing additional debt required to meet working capital needs.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

Sales. The Company's total sales increased by approximately $0.8 million, or 23%, to $4.2 million during the nine months ended March 31, 2003 from $3.4 million during the nine months ended March 31, 2002. This increase is due to an overall increase in sales at the Company's B&B Electromatic, Inc. subsidiary.

For the nine months ended March 31, 2003, approximately 97% of the Company's revenues were generated from the sale of products manufactured by the Company, compared to 97% for the nine months ended March 31, 2002.

Gross Margin. Gross margin as a percent of sales remained comparable at approximately 36% and 35% for the nine months ended March 31, 2003 and March 31, 2002, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately 17% or $0.4 million during the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. This decrease is due to the significant cost reductions made company wide.

Research and Product Development. Research and product development expenses decreased by approximately $77,000 or 24% during the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002 due to the capitalization of approximately $160,000 in software development costs coupled with a reduction of approximately $61,000 in research and development costs at the Company's Intelli-Site, Inc. subsidiary. This decrease was partially offset by an increase in research and development expenditures of approximately $144,000 at the Company's B&B subsidiary.

Interest Expense. Interest expense decreased by $604,000 during the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. This decrease is due to a reduction of approximately $608,000 during the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002 in non-cash interest charges incurred due to the issuance of warrants in conjunction with securing additional debt required to meet working capital needs.

Liquidity and Capital Resources

The Company's cash position increased by $23,798 during the nine months ended March 31, 2003. At March 31, 2003, the Company had $52,756 in cash and cash equivalents and had $479,000 outstanding under its accounts receivable factoring facility. The factoring facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to $0.8 million, subject to availability under its borrowing base.

For the nine months ended March 31, 2003, the Company's operating activities used $184,500 of cash compared to $1,132,438 of cash used in operations during the nine months ended March 31, 2002. The decrease in cash used in operations is primarily due to the decrease in net loss and an increase in expenses paid with stock, warrants and options, offset by a decrease in accounts payable.

The Company used $61,428 for the purchase of property and equipment during the nine months ended March 31, 2003, compared to $40,763 for the nine months ended March 31, 2002.

During the nine months ended March 31, 2003, the Company financed its operations with cash flows from long-term borrowings of $627,277 compared to $846,045 during the nine months ended March 31, 2002.

The Company made payments of $136,776 on debt and other liabilities during the nine months ended March 31, 2003, compared to payments of $112,789 on debt and other liabilities during the nine months ended March 31, 2002.

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

In exchange for an aggregate of $100,000 cash investment, on January 13, 2003, the Company issued a promissory note to The Rundell Foundation. C. A. Rundell, Jr., who is Chairman and Chief Executive Officer of the Company, is also a Trustee of the Rundell Foundation. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 9%. The promissory note, plus interest, is due on January 13, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on January 13, 2003, the Company issued a stock purchase warrant to The Rundell Foundation. The stock purchase warrants entitles the foundation to purchase from the Company 500,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share. These warrants were valued at $85,000 and are being amortized over the term of these notes.

In exchange for an aggregate of $250,000 cash investment received on March 14, 2003, the Company issued a promissory note to HSBC Global Custody Nominee (U.K) Limited, Designation No. 896414 on March 11, 2003. The promissory note is in the original principal amount of $250,000 and has an annual interest rate of 8%. The promissory note, plus interest, is due on March 15, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on March 11, 2003 the Company issued a stock purchase warrant to HSBC Global Custody Nominee (U.K) Limited, Designation No. 896414. The stock purchase warrant entitles the HSBC Global Custody Nominee (U.K) Limited, Designation No. 896414 to purchase from the Company 1,250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share. These warrants were valued at $212,500 and are being amortized over the term of these notes.

In exchange for an aggregate of $200,000 cash investment received on April 24, 2003, the Company issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC on April 23, 2003. Each of the two promissory notes is in the original principal amount of $100,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on April 23, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on April 23, 2003, the Company issued a stock purchase warrant to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 500,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

In exchange for an aggregate of $100,000 cash investment received on April 25, 2003, the Company issued a promissory note to HSBC Global Custody Nominee (U.K) Limited, Designation No. 896414 on April 23, 2003. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 8%. The promissory note, plus interest, is due on April 23, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on April 23, 2003 the Company issued a stock purchase warrant to HSBC Global Custody Nominee (U.K) Limited, Designation No. 896414. The stock purchase warrant entitles the HSBC Global Custody Nominee (U.K) Limited,
Designation No. 896414 to purchase from the Company 500,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.20 per share.

If the Company's liquidity does not improve, it may have to seek a merger partner, limit its operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to the Company or disadvantageous to the Company's stockholders.

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At April 30, 2003, the Company's backlog was approximately $1.7 million. The Company expects that it will fill the majority of this backlog by March 31, 2004.

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

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

(b)  Reports filed on Form 8-K.

         The Company filed a Current Report on Form 8-K on February 14, 2003 to report the certification of C. A. Rundell, Jr., the Company's Chief Executive Officer and Principal Executive and Financial Officer, under
         Section 906 of the Sarbanes-Oxley Act of 2002, and certification of Richard B. Powell, the Company's Vice President, Chief Accounting Officer, Secretary and Principal Accounting Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

         The Company filed a Current Report on Form 8-K on April 22, 2003 to report the approval by the Company's board of directors of a one-year extension of the warrants initially issued with the Company's April 1993 Initial Public Offering, which warrants were subsequently swapped for the current outstanding warrants.

         The Company filed a Current Report on Form 8-K on March 25, 2003 to report an additional investment of $250,000 in cash on March 11, 2003 HSBC Global Custody Nominee (U.K.) Limited, Designation No. 896414 in exchange for promissory notes and stock purchase warrants, issued to HSBC Global Custody Nominee (U.K.) Limited, Designation No. 896414.

         The Company filed a Current Report on Form 8-K on May 12, 2003 to report an additional investment of $200,000 in cash on April 23, 2003 from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for promissory notes and stock purchase warrants, issued to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth & Income Trust PLC.

         The Current Report on Form 8-K filed on May 12, 2003 also reported an additional investment of $100,000 in cash on April 23, 2003 from HSBC Global Custody Nominee (U.K.) Limited, Designation No. 896414 in exchange for promissory notes and stock purchase warrants, issued to HSBC Global Custody Nominee (U.K.) Limited, Designation No. 896414.

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

                                         Integrated Security Systems, Inc.
                                         ---------------------------------
                                                   (Registrant)



Date:   May 20, 2003                     /s/ C. A. RUNDELL, JR.
                                         ------------------------------------
                                         C. A. Rundell, Jr.
                                         Director, Chairman of the Board, and
                                         Chief Executive Officer (Principal
                                         Executive and Financial Officer)


Date:   May 20, 2003                     /s/ RICHARD B. POWELL
                                         ------------------------------------
                                         Richard B. Powell
                                         Vice President, Chief Accounting
                                         Officer (Principal Accounting Officer)

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

 Date:  May 20, 2003

 /s/ C. A. RUNDELL, JR.
 ---------------------------
 C. A. Rundell, Jr.,
 Chief Executive Officer and
 Principal Executive and
 Financial Officer