Form 10KSB
period 2003-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2003-10-14
CIK 741114

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                   Form 10-KSB

                                 ---------------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2003.

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


        8200 Springwood Drive, Suite 230, Irving, TX 75063 (972) 444-8280
        -----------------------------------------------------------------
           (Address including zip code, area code and telephone number of Registrant's principal executive offices.)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $5,029,147

As of September 30, 2003, 73,310,884 shares of the Registrant's common stock and 1,340,505 warrants, entitling holders to purchase 3,552,338 shares of common stock, were outstanding.

On September 30, 2003, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $5,549,125. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding on September 30, 2003 by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the closing price of the registrant's common stock on September 30, 2003, as reported on the over-the-counter market.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS


Item No.                                                                Page

                                     Part I


 1.   Description of Business.............................................3

 2.   Description of Property.............................................8

 3.   Legal Proceedings...................................................8

 4.   Submission of Matters to a Vote of Security Holders.................8


                                Part II


 5.   Market for Common Equity and Related Stockholder Matters............9

 6.   Management's Discussion and Analysis or Plan of Operation..........12

 7.   Financial Statements...............................................17

 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................37


                               Part III


 9.   Directors, Executive Officers, Promoters and Control
      Persons; Compliance with Section 16(a) of the Exchange Act.........37

10.   Executive Compensation.............................................39

11.   Security Ownership of Certain Beneficial Owners and
      Management and Related Stockholder Matters.........................41

12.   Certain Relationships and Related Transactions.....................43

13.   Exhibits and Reports on Form 8-K...................................44

14.   Controls and Procedures............................................48

                                     PART I

Forward Looking Statements

This annual report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," or "continue" or the negative of those words or other variations or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB, including the statements under "Item 1.
Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" and located elsewhere in this annual report on Form 10-KSB regarding the financial position and liquidity of Integrated Security Systems, Inc. (the "Company") are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations, are disclosed in this annual report on Form 10-KSB. The Company does not undertake any obligation to publicly revise its forward-looking statements to reflect events or circumstances that arise after the date of this annual report on Form 10-KSB.

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

The Company has experienced unanticipated delays in the completion of its Intelli-Site(R) software product and has not met the anticipated sales levels for this product. In addition, the audit report of Grant Thornton LLP, the Company's independent auditors, for the Company's consolidated financial statements for the year ended June 30, 2003 states that in fiscal 2003 and 2002 the Company has suffered significant losses from operations and at June 30, 2003 had a stockholders' deficit of $8,916,881. The audit report further states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

On September 5, 2003, the Company acquired all of the issued and outstanding shares of Common Stock of ARMR Services Corporation in a merger transaction with the Company's wholly owned subsidiary, ISSI Merger Sub, Inc., as described in
Note 12 to the Consolidated Financial Statements included herein. ARMR is a manufacturing company that engineers and manufactures high security crash rated barriers, parking control equipment and other security systems for business and government use. By acquiring ARMR, the Company seeks to enhance its service and product offerings. As a part of the consideration paid by the Company in the merger, the Company issued 10,000,000 shares of its $0.01 par value Common Stock.

Intelli-Site, Inc.

Intelli-Site(R) computer software allows automated security and facility controls system integration. It allows a customer to decouple the selection of software from hardware, so that a customer can mix and match different hardware, from various manufacturers, into a single, integrated system. Within the security industry, it is generally accepted that automated integration of products improves productivity, response time and accuracy. Automated integration of products also reduces loss, which in turn potentially reduces insurance premiums. Intelli-Site(R) integration can break the stranglehold of closed systems that proprietary system providers have on customers. The open system design provided by Intelli-Site(R) can integrate hardware and software products from different vendors, to provide a solution that is tailored to unique customer requirements.

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

New Business

Since the tragic events of September 11, 2001, interest in B&B's CR 25 anti-terrorist crash barrier has increased. This interest has manifested itself in orders from such facilities as oil refineries, chemical plants, nuclear power plants and federal and state government buildings. However, total sales at B&B remained flat for fiscal 2003. The crash barrier comes in both a manual and electrical version. Each version has a vertical to horizontal arm, is equipped with an energy absorption cable assembly and weatherproof housing. The manual version has been successfully crash tested to U.S. Navy specifications OR-98-09-88 and M-56-86-05 with a level 1/L2 rating and Department of the Army rating level of KN1-LN2. It is listed by the US Army Corps of Engineers in their document Protection Against Malevolent Use of Vehicles at Nuclear Power Plants (NUREG/CR-6190 Vol. 2, Rev. 1). The electrical version has the same physical characteristics as the manual version.

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

Backlog

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At September 30, 2003, the Company's backlog was approximately $2.7 million. The Company expects that it will fill the majority of this backlog by December 31, 2004.

Product Design and Development

As of August 31, 2003, the Company has three employees dedicated to research, development and product engineering. The Company spent $626,004 and $431,346 during fiscal 2003 and 2002, respectively, related to the development and enhancement of the Intelli-Site(R) software product as well as the development of a new product line in the perimeter security division at the B&B subsidiary.

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

Custom Software Developers

Custom software solutions for integrated security typically target large systems with complex user integration requirements between multiple sub-systems. A number of system developers and large systems integrators provide custom software solutions. A declining number of end users use custom-developed solutions. However, the Company believes many of these end users would consider using a non-proprietary, tailored, user-definable standard platform if one were available. Today, of the more than 1,000 system integrators in the market, only a small fraction is capable of developing custom software applications. Open, user-definable systems such as Intelli-Site(R) would allow many of these integrators to bid competitively on large, integrated security system jobs that have traditionally required custom-developed software solutions.

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

Employees

As of June 30, 2003, the Company employed 45 people, all in full-time positions. None of the Company's employees are subject to collective bargaining agreements. The Company believes that relations with its employees are good.

Item 2. Description of Property

B&B Electromatic, Inc. owns its manufacturing and office facility in Norwood, Louisiana. This facility consists of approximately 26,000 square feet of manufacturing and office space on five acres of land. The Company has a mortgage on this property. At August 31, 2003, the principal amount of the mortgage was $604,057. The interest rate is 10% and the amortization provisions are standard. There are no prepayment provisions and the mortgage matures on February 8, 2004. The balance due on the maturity date is approximately $576,000. The Company will be refinancing this mortgage.

The Company occupies 8,386 square feet of office and warehouse space in Irving, Texas. The lease for the Irving facility expires on December 31, 2003. The monthly rent of this lease is $7,163, plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

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

                                            Common Stock
                                          ----------------
                                           High      Low
                                          ------    ------
        Fiscal 2003
                    First Quarter         $ 0.41    $ 0.28
                    Second Quarter          0.27      0.19
                    Third Quarter           0.24      0.13
                    Fourth Quarter          0.23      0.14
        Fiscal 2002
                    First Quarter         $ 0.50    $ 0.25
                    Second Quarter          0.75      0.32
                    Third Quarter           0.48      0.23
                    Fourth Quarter          0.41      0.23

On September 30, 2003, the last reported sales prices for the Common Stock as reported on the Over-the-Counter Bulletin Board was $0.35.

Holders

As of September 30, 2003, there were 73,310,884 shares of Common Stock outstanding and 1,340,505 warrants outstanding entitling holders to purchase 3,552,338 shares of Common Stock. The shares of Common Stock are held of record by approximately 172 holders and the warrants are held of record by approximately 38 holders, including those brokerage firms and/or clearing houses holding the Company's Common Stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

The increase of 60,429,744 in the number of shares of Common Stock outstanding from 12,881,110, on June 30, 2003, to 73,310,884, on September 30, 2003, is
primarily due to the conversion of all of the holders of the Company's Series F and Series G Preferred Stock into the Common Stock of the Company. In this transaction (more fully described in Note 12 to the consolidated financial statements), during August and September 2003, 60,595 shares of Series F and 299,802 shares of Series G Preferred Stock were converted into 7,574,375 and 37,475,250 shares, respectively, of the Company's $0.01 par value Common Stock. In addition, all dividends in arrears of approximately $175,350 related to the Series F and $868,480 related to Series G Preferred Stock were converted at a rate of $0.20 into 876,749 and 4,342,400 shares, respectively, of the Company's $0.01 par value Common Stock.

In addition, on September 5, 2003, the Company acquired all of the issued and outstanding shares of Common Stock of ARMR Services Corporation in a merger transaction with the Company's wholly owned subsidiary, ISSI Merger Sub, Inc., as described in Note 12. As a part of the consideration paid by the Company in the merger, the Company issued 10,000,000 shares of this $0.01 par value Common Stock.

At September 30, 2003, the Company had approximately 97,256,357 shares of common and common stock equivalents outstanding, which is in excess of the authorized shares of 75,000,000. The Company will be seeking shareholder approval for an increase in the number of authorized shares, in order to accommodate for this excess, at the next annual shareholders' meeting.

Dividend Policy

The Company has never declared or paid any dividends on the Company's Common Stock. The Company currently intends to retain future earnings, if any, for the operation and development of the Company's business and to repay outstanding debt. The Company does not intend to pay any dividends on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

During fiscal 2003, the Company issued unregistered promissory notes and stock purchase warrants in connection with the transactions described below in this
Item 5. The issuance of promissory notes and stock purchase warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the securities.

Issuances of Promissory Notes in Fiscal 2003

The following table summarizes the promissory notes that the Company issued during fiscal 2003. These notes are not convertible and accrue interest at a rate of 8% per year. The form of each of these non-convertible promissory notes is filed with the SEC as an exhibit to this Form 10-KSB. As a part of each of the transactions detailed in the table below, the Company issued stock purchase warrants. Each of the stock purchase warrants entitles the holder to purchase from the Company, at any time, and in whole or in part, shares of the Company's Common Stock, as indicated in the table below, for $0.20 per share. The number of shares of Common Stock purchasable upon exercise of a warrant is subject to adjustment in the event of any dividends, distributions, reclassifications, or capital reorganizations. The holder of the warrant is also entitled to certain registration rights.

 ---------------------------------------------------------------------------------------------------------------
                                                                                                       Number of
                                                       Date of         Amount of                         Stock
                     Entity                          Promissory       Promissory       Maturity        Purchase
                                                        Note             Note          Date (1)        Warrants
 ----------------------------------------------   -----------------   ----------   -----------------   ---------
 Renaissance Capital Growth & Income Fund, III    September 5, 2002     $ 75,000   September 5, 2003     375,000
 ----------------------------------------------   -----------------   ----------   -----------------   ---------
 Renaissance US Growth Investment Trust PLC       September 5, 2002       75,000   September 5, 2003     375,000
 ----------------------------------------------   -----------------   ----------   -----------------   ---------
 BFS US Special Opportunities Trust PLC           March 11, 2003         250,000   March 11, 2004      1,250,000
 ----------------------------------------------   -----------------   ----------   -----------------   ---------
 Renaissance Capital Growth & Income Fund, III    April 23, 2003         100,000   April 23, 2004        500,000
 ----------------------------------------------   -----------------   ----------   -----------------   ---------
 Renaissance US Growth Investment Trust PLC       April 23, 2003         100,000   April 23, 2004        500,000
 ----------------------------------------------   -----------------   ----------   -----------------   ---------
 BFS US Special Opportunities Trust PLC           April 23, 2003         100,000   April 23, 2004        500,000
 ----------------------------------------------   -----------------   ----------   -----------------   ---------
 Renaissance US Growth Investment Trust PLC       May 30, 2003           200,000   May 30, 2004        1,000,000
 ----------------------------------------------   -----------------   ----------   -----------------   ---------
 BFS US Special Opportunities Trust PLC           May 30, 2003           200,000   May 30, 2004        1,000,000
 ----------------------------------------------   -----------------   ----------   -----------------   ---------
 Renaissance Capital Growth & Income Fund, III    June 18, 2003          100,000   June 18, 2004         500,000
 ----------------------------------------------   -----------------   ----------   -----------------   ---------

 -------------------


(1) The maturity date on all these promissory notes was extended until September 30, 2004.

In addition, in exchange for an aggregate of $100,000 cash investment received on January 13, 2003, the Company issued a promissory note to The Rundell Foundation. C. A. Rundell, Jr., who is Chairman and Chief Executive Officer of the Company, is also a Trustee of The Rundell Foundation. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 9% that is due on the first day of each month. The promissory note, plus interest, was originally due on January 13, 2004. This maturity date was extended until September 30, 2004. The form of this non-convertible promissory note is filed with the SEC as an exhibit to this Form 10-KSB. As a part of the cash investment, on January 13, 2003, the Company issued a stock purchase warrant to The Rundell Foundation. The stock purchase warrant entitles The Rundell Foundation to purchase from the Company, at any time, and in whole or in part, 500,000 fully paid and non-assessable shares of Common Stock of the Company for $0.20 per share. The number of shares of Common Stock purchasable upon exercise of a warrant is subject to adjustment in the event of any dividends, distributions, reclassifications, or capital reorganizations. The holder of the warrant is also entitled to certain registration rights.

Subsequent Event - Financing - Issuances of Promissory Notes in Fiscal 2004

In exchange for an aggregate of $500,000 cash investment, the Company issued a convertible promissory note to BFS US Special Opportunities Trust PLC ("BFS"), a public limited company registered in England and Wales, on September 5, 2003. The convertible promissory note is in the original principal amount of $500,000 and has an annual interest rate of 7% and is payable in monthly installments on the first day of each month. The convertible promissory note, plus interest, is due on September 5, 2008. The convertible promissory note is convertible at the option of BFS into the common stock of ISSI at a conversion price of $0.40 per share. The Company has the right to call the convertible promissory note if the market price of the commons stock of the Company is above $0.60 per share for period of 60 days.

In exchange for an aggregate of $100,000 cash investment, Integrated Security Systems, Inc. issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company, on September 26, 2003. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 7%. The promissory note, plus interest, is due on April 1, 2004. Interest is payable in monthly installments on the first day of each month.

As a part of this financing, on September 26, 2003, the Company issued a stock purchase warrant to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company. The stock purchase warrants entitles the Mr. Rundell to purchase from the Company 125,000 fully paid and non-assessable shares of Common Stock of the Company for $0.40 per share.

In exchange for an aggregate of $400,000 cash investment, the Company issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC on October 1, 2003. Each of the two promissory notes is in the original principal amount of $200,000 and has an annual interest rate of 7%. The promissory notes, plus interest, are due on April 1, 2004. Interest is payable in monthly installments on the first day of each month.

As a part of this financing, on October 1, 2003, the Company issued a stock purchase warrant to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.40 per share.

Each of the promissory notes and stock purchase warrants issued in September and October as set forth in this section entitled "Subsequent Event - Financing" was exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the securities.

Subsequent Event - ARMR Services Corporation Merger

On September 5, 2003, the Company acquired all of the issued and outstanding shares of Common Stock of ARMR Services Corporation in a merger transaction, as described in Note 12 to the consolidated financial statements. As a part of the consideration paid by the Company in the merger, the Company issued 10,000,000 shares of this $0.01 par value Common Stock. The issuance of the 10,000,000 shares of the Company's Common Stock made in connection with the acquisition of ARMR was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the securities.


Item 6. Management's Discussion and Analysis or Plan of Operation

General

The audit report of Grant Thornton LLP, the Company's independent auditors, for the Company's consolidated financial statements for the year ended June 30, 2003 states that in fiscal 2003 and 2002 the Company has suffered significant losses from operations and at June 30, 2003 had a stockholders' deficit of $8,916,881. The audit report further states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company cannot predict any material trends, events or uncertainties that may affect the Company, its subsidiaries, their businesses and financial condition.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report. However, we do not suggest that other general risk factors, such as those discussed elsewhere in this report as well as changes in our growth objectives or performance of new or acquired stores, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Significant Accounting Policies

Software Development Costs

The Company accounts for software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Accordingly, qualifying costs that are deemed to be recoverable are capitalized and amortized over the greater of the revenue method or the straight-line method over five years. At June 30, 2003 and 2002, software development costs had not been capitalized because of uncertainty regarding their recoverability.

Results of Operations

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

Sales. Sales for fiscal years 2003 and 2002 remained comparable at approximately $5.0 million.

Cost of Sales. Cost of sales as a percentage of sales remained comparable at 64% for the fiscal years ended June 30, 2003 and June 30, 2002.

Gross Margin. The gross margin percentage remained comparable at 36% or $1.8 million for fiscal years 2003 and 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 7% or $0.2 million during fiscal 2003 from $2.8 million for fiscal year 2002 due to continued overall company reduction in staffing and operating expenses.

Software Development Costs. Software development costs of approximately $225,000 were recognized during fiscal 2003 due to the expensing of capitalized software costs that were recognized during the prior quarterly periods. This adjustment is due to the uncertainty of the recoverability of the costs related to the earlier version 3.5 of Intelli-Site(R).

Research and Product Development. Research and development expenses decreased approximately $30,000 during fiscal period 2003. This reduction is to a decrease in expenses related to the development and enhancement of the Intelli-Site(R) software product of $230,000, but was offset by the costs incurred in the development of a new product line in the perimeter security division at the B&B subsidiary of $200,000.

Other income. Other income consists of the gain on the sale of the Company's B&B subsidiary VT-6802 railroad crash barrier and related technology in fiscal 2002.

Interest Expense. During fiscal 2003, interest expense decreased by approximately $390,000 compared to fiscal 2002. This decrease is primarily due to the amortization of the debt discount associated with securing additional financing during the fiscal 2002 period.

Liquidity and Capital Resources

Cash Position

The Company's cash position increased $148,120 during the fiscal year 2003. At June 30, 2003, the Company had $177,078 in cash and cash equivalents and $307,008 outstanding under its accounts receivable factoring facility. This accounts receivable factoring facility is explained in greater detail below in this section.

Operating Activities

For the fiscal year ended June 30, 2003, the Company's operating activities used $889,974 of cash compared to $1,392,698 cash used during the fiscal year ended June 30, 2002, a difference of $502,724. This $502,727 decrease in cash used in operating activities in fiscal 2003 is primarily due to the reduction in net loss offset in part by the effect of the level of investment in working capital.

Accounts Receivable Factoring Facility

The Company currently has an Account Transfer Agreement with Evergreen Funding Corporation to factor accounts receivable with recourse. Under the terms of this factoring facility, the Company sells its accounts receivable to Evergreen Funding Corporation, a factoring company. Evergreen Funding Corporation then acts as the principal in collecting those accounts receivable. The Company sells the receivables with recourse. The Company's factoring facility also allows the Company to borrow money from Evergreen Funding Corporation in anticipation of the Company's expected sales. Borrowing money from the factoring company allows the Company to build up its inventory before a peak selling period.

This accounts receivable factoring facility expires February 21, 2004 and may be terminated after that date by either party with 30 days notice. The Company may sell its eligible accounts receivable at an advance rate of 87%, less an adjustable factoring fee, or service charge, of 1.5% to 2.0% of the amount of accounts receivable sold. The factor has recourse to the 13% residual of aggregate accounts receivable purchased and outstanding. The factor may require the Company to repurchase all or any portion of the accounts receivable unpaid following 90 days after its due date. The interest rate charged is equal to the prime rate charged by Chase Bank of Texas, N.A. plus 2% per annum. The monthly minimum borrowing amount is $200,000 and the maximum monthly borrowing amount is $800,000, subject to availability under the Company's borrowing base. This facility is secured by the accounts receivable and inventory of the Company's B&B Electromatic, Inc. subsidiary and is guaranteed by the Company and Intelli-Site, Inc. The cash that the Company receives from the accounts receivable factoring facility is also used to support Company-wide operations.

Additional Debt Service Obligations

As described in greater detail in "Item 5. Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," during the fiscal year ended June 30, 2003, the Company financed its operations with cash flows from long-term borrowings of $1,427,280. The Company made payments of $328,684 on debt.

As discussed in "Item 2. Description of Property" above, the Company has a mortgage on B&B Electromatic, Inc.'s facility. At August 31, 2003, the principal amount of the mortgage was $604,057. The interest rate is 10% and the amortization provisions are standard. There are no prepayment provisions and the mortgage matures on February 8, 2004. The balance due on the maturity date is approximately $576,000. The Company will be refinancing this mortgage. Property and Equipment

The Company used $64,627 for the purchase of property and equipment during fiscal 2003 compared to $46,277 for the previous fiscal 2002 period. This increase is due to an increase in the amount of capital expenditures of computer and office equipment purchased at the B&B subsidiary.

The Company does not have any material commitments to purchase property and equipment in fiscal 2004. The Company does not have any material funding requirements for software and other products under development.

Maturities and Commitments

The following table presents certain of our obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of June 30, 2003.

 Contractual Obligations      Total          2004          2005          2006
 -----------------------    ----------    ----------    ----------    ----------
 Debt                       $2,961,291    $1,041,882    $1,915,894    $    3,515
 Leases                        115,894        57,947        57,947            --
                            ----------    ----------    ----------    ----------
                            $3,077,185    $1,099,829    $1,973,841    $    3,515
                            ==========    ==========    ==========    ==========

Subsequent Event - Financing - Issuances of Convertible Promissory Note and Promissory Notes

In exchange for an aggregate of $500,000 cash investment, Integrated Security Systems, Inc. ("ISSI") issued a convertible promissory note to BFS US Special Opportunities Trust PLC ("BFS"), a public limited company registered in England and Wales, on September 5, 2003. The convertible promissory note is in the original principal amount of $500,000 and has an annual interest rate of 7% and is payable in monthly installments on the first day of each month. The convertible promissory note, plus interest, is due on September 5, 2008. The convertible promissory note is convertible at the option of BFS into the common stock of ISSI at a conversion price of $0.40 per share. ISSI has the right to call the convertible promissory note if the market price of the commons stock of ISSI is above $0.60 per share for period of 60 days.

In exchange for an aggregate of $100,000 cash investment, Integrated Security Systems, Inc. issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company, on September 26, 2003. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 7%. The promissory note, plus interest, is due on April 1, 2004. Interest is payable in monthly installments on the first day of each month.

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

The Company has experienced significant losses during fiscal 2003, 2002 and 2001 and at June 30, 2003 had a stockholders' deficit of $9,584,433. Management expects losses to continue through the majority of fiscal 2004. In order to meet working capital needs, the Company will need to receive additional financing either through the sale of assets, equity placement and/or additional debt.
Failure to receive such financing could jeopardize the Company's ability to continue as a going concern.

Backlog

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At August 31, 2003, the Company's backlog was approximately $2.7 million. The Company expects that it will fill the majority of this backlog by December 31, 2004.

Capital Expenditures

During the year ended June 30, 2003, the Company acquired $64,627 of property and equipment with both short-term and long-term borrowings. The Company does not anticipate any significant capital expenditures during fiscal 2004.

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

               INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Item 7.  Financial Statements
                                                                        Page

Report of Independent Public Accountants..................................18

Consolidated Balance Sheets as of June 30, 2003 and 2002..................19

Consolidated Statements of Operations for the years ended
  June 30, 2003 and 2002..................................................20

Consolidated Statements of Stockholders' Deficit for the
  years ended June 30, 2003 and 2002......................................21

Consolidated Statements of Cash Flows for the years ended
  June 30, 2002 and 2003..................................................22

Notes to Consolidated Financial Statements.............................23-35

               Report of Independent Certified Public Accountants



Board of Directors and
Stockholders of Integrated Security Systems, Inc.


We have audited the accompanying consolidated balance sheets of Integrated Security Systems, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, in fiscal 2003 and 2002, the Company has suffered significant losses from operations and at June 30, 2003, had a stockholders' deficit of $8,916,881. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ GRANT THORNTON LLP

Dallas, Texas
August 29, 2003

                        INTEGRATED SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,
                                                                         ----------------------------
                                                                             2003            2002
                                                                         ------------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..........................................  $    177,078    $     28,958
   Accounts receivable, net of allowance for doubtful
     accounts of $64,183 and $100,692, respectively ...................       545,337       1,035,833
   Inventories ........................................................       630,995         710,700
   Other current assets ...............................................        70,071          74,999
                                                                         ------------    ------------
     Total current assets .............................................     1,423,481       1,850,490

   Property and equipment, net ........................................       481,608         551,935
   Other assets .......................................................        15,011          18,181
                                                                         ------------    ------------
     Total assets .....................................................  $  1,920,100    $  2,420,606
                                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable - trade ...........................................  $    538,190    $    684,146
   Accrued liabilities ................................................       510,000         477,873
   Current portion of long-term debt-net of discount...................       374,330         631,779
                                                                         ------------    ------------
     Total current liabilities ........................................     1,422,520       1,793,798

Long-term debt ........................................................     1,919,409       1,230,916

Preferred stock subject to redemption .................................     7,495,052       7,495,052

Stockholders' deficit:
     Convertible preferred stock, $.01 par value, 750,000 shares authorized; 161,345 issued and outstanding (liquidation value
     of $3,529,875 ....................................................         1,613           1,613
   Common stock, $.01 par value, 75,000,000 shares authorized;
     12,881,110 and 11,834,589 shares, respectively, issued ...........       128,811         118,346
   Additional paid in capital .........................................    18,434,838      17,234,734
   Accumulated deficit ................................................   (27,363,393)    (25,335,103)
   Treasury stock, at cost - 50,000 common shares .....................      (118,750)       (118,750)
                                                                         ------------    ------------
   Total stockholders' deficit ........................................    (8,916,881)     (8,099,160)
                                                                         ------------    ------------
     Total liabilities and stockholders' deficit ......................  $  1,920,100    $  2,420,606
                                                                         ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Years Ended
                                                             June 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
Sales .........................................    $  5,029,147    $  4,957,897
Cost of sales .................................       3,220,496       3,177,479
                                                   ------------    ------------
Gross margin ..................................       1,808,651       1,780,418

Operating expenses:
   Selling, general and administrative ........       2,593,361       2,778,917
   Impairment of software development costs....         224,900            --
   Research and product development ...........         401,104         431,346
                                                   ------------    ------------
                                                      3,219,365       3,210,263
                                                   ------------    ------------

Loss from operations ..........................      (1,410,714)     (1,429,845)

Other income (expense):
   Gain on sale of assets .....................            --           203,650
   Interest expense ...........................        (541,324)       (926,763)
                                                   ------------    ------------

Net loss ......................................      (1,952,038)     (2,152,958)


Preferred dividend requirement ................        (614,034)       (608,091)
                                                   ------------    ------------

Net loss allocable to common stockholders .....    $ (2,566,072)   $ (2,761,049)
                                                   ============    ============


Weighted average common shares outstanding ....      12,310,903      11,200,308
                                                   ============    ============

Basic and diluted loss per share ..............    $      (0.21)   $      (0.25)
                                                   ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                     Convertible
                                   Preferred Stock                 Common Stock           Additional
                             ---------------------------   ---------------------------     Paid In      Accumulated      Treasury
                                Shares         Amount         Shares         Amount        Capital        Deficit         Stock
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at July 1, 2002           160,845   $      1,608     10,782,417   $    107,824   $ 16,123,610   $(23,126,547)  $   (118,750)

Preferred stock issuance            2,000             20                                       49,980
Preferred stock conversion         (1,500)           (15)        37,500            375           (360)
Common stock issuance                                           547,079          5,471        152,377
Warrant issuance                                                                              782,500
Warrant exercise                                                  8,000             80
Stock option issuance                                                                          50,000
Stock option exercise                                           265,000          2,650         22,975
Preferred stock dividends                                       194,593          1,946         53,652        (55,598)
Net loss                                                                                                  (2,152,958)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2002          161,345          1,613     11,834,589        118,346     17,234,734    (25,335,103)      (118,750)

Common stock issuance                                           666,918          6,669        158,466
Warrant issuance                                                                              172,494
Stock option exercise                                            33,000            330          3,795
Preferred stock dividends                                       346,603          3,466         72,786        (76,252)
Net loss                                                                                                  (1,952,038)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2003          161,345   $      1,613     12,881,110   $    128,811   $ 17,642,275   $(27,363,393)  $   (118,750)
                             ============   ============   ============   ============   ============   ============   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     For the Years Ended
                                                                           June 30,
                                                                     2003           2002
                                                                  -----------    -----------
Cash flows from operating activities:
   Net loss ....................................................  $(1,952,038)   $(2,152,958)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation ..............................................      134,954        138,233
     Gain on sale of assets ....................................         --         (203,650)
     Provision (credit) for bad debt ...........................      (30,000)        39,250
     Provision for warranty reserve ............................      182,500         89,000
     Unbilled revenue ..........................................         --            3,411
     Amortization of debt discount .............................      297,505        782,500
     Expenses paid with stock, warrants and options ............      165,136        166,223
     Changes in operating assets and liabilities:
       Accounts receivable .....................................      520,496        237,381
       Inventories .............................................       79,705        (77,711)
       Other assets ............................................        8,098         31,663
       Accounts payable - trade ................................     (145,956)      (241,927)
       Accrued liabilities .....................................     (150,374)      (204,113)
                                                                  -----------    -----------
           Net cash used in operating activities ...............     (889,974)    (1,392,698)
                                                                  -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment ..........................      (64,627)       (46,277)
   Proceeds on the sale of assets ..............................         --          350,000
                                                                  -----------    -----------
           Net cash provided (used) in investing activities ....      (64,627)       303,723
                                                                  -----------    -----------

Cash flows from financing activities:
   Employee stock option exercise ..............................        4,125         25,625
   Issuance of preferred stock .................................         --          200,000
   Dividends on preferred stock ................................         --           41,623
   Warrant exercise ............................................         --               80
   Payments of debt ............................................     (328,684)      (127,978)
   Proceeds from debt ..........................................    1,427,280        908,001
                                                                  -----------    -----------
           Net cash provided by financing activities ...........    1,102,721      1,047,351
                                                                  -----------    -----------

Increase (decrease) in cash and cash equivalents ...............      148,120        (41,624)
Cash and cash equivalents at beginning of period ...............       28,958         70,582
                                                                  -----------    -----------
Cash and cash equivalents at end of period .....................  $   177,078    $    28,958
                                                                  ===========    ===========

Supplemental disclosure:
   Noncash activities
      Issuance of common stock in payment of
      preferred stock dividends ................................  $    76,252    $    97,221

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

 Cash and Cash Equivalents

 Cash and cash equivalents are comprised of highly liquid instruments with original maturities of three months or less.

 Accounts Receivable

 The majority of the Company's accounts receivable are due from companies in the perimeter security and road and bridge industries. Credit is extended based on evaluation of a customers' financial condition and credit history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

 Inventories

 Inventories are carried at the lower of average cost or market.

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

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

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

 Revenue Recognition

 The Company recognizes revenue from sales at the time of shipment. The Company's accounts receivable are generated from a large number of customers in the traffic and security products markets. No single customer accounted for 10% or more of revenues during the years ended June 30, 2003 or 2002.

 Software Development Costs

 The Company accounts for software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Accordingly, qualifying costs that are deemed to be recoverable are capitalized and amortized over the greater of the revenue method or the straight-line method over five years. At June 30, 2003 and 2002, software development costs had not been capitalized because of uncertainty regarding their recoverability.

 Fair Value of Financial Instruments

 The carrying values of the Company's cash and cash equivalents, accounts receivable and term notes payable approximate fair value due to their short-term maturity. The carrying value of the accounts receivable factoring facility approximates market because it bears a prevailing market rate of interest. The fair value of the remaining debt instruments is undeterminable due to their related party nature.

 Product Warranties

 The Company has one-year, two-year and five-year limited warranties on products it manufactures. The Company provides for repair or replacement of components and/or products that contain defects of material or workmanship. When the Company uses other manufacturers' components, the warranties of the other manufacturers are passed to the dealers and end users. To date, the servicing and replacement of defective software components and products have not been material.

 The Company records a liability for an estimate of costs that it expects to incur under its warranties when product revenue is recognized. Factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 The changes in the Company's product warranty liability are as follows:

                                                      June 30,
                                              -----------------------
                                                2003          2002
                                              ---------     ---------
     Liability, beginning of year             $  97,095     $  71,180
     Expense for new warranties issued          182,500        89,000
     Warranty claims                           (144,124)      (63,085)
                                              ---------     ---------
     Liability, end of period                 $ 135,471     $  97,095
                                              =========     =========

 Net Loss Per Share

 The Company computes basic loss per common share using the weighted average number of common shares. At June 30, 2003 and 2002, there were 84,565,247 and 68,133,051 potentially dilutive common shares, which were not included in weighted average shares outstanding because their effect is antidilutive.

 As discussed in Note 12, all outstanding shares of the Series F and Series G Preferred Stock were converted into common shares subsequent to June 30, 2003. These conversions increased to number of common shares outstanding by 50,268,775 shares. Also, as discussed in Note 12, 10,000,000 common shares were issued in September 2003 in a purchase transaction. Per share amounts for fiscal 2004 will reflect these additional common shares outstanding.

 At September 30, 2003, the Company had approximately 97,256,357 shares of common and common stock equivalents outstanding, which is in excess of the authorized shares of 75,000,000. The Company will be seeking shareholder approval for an increase in the number of authorized shares, in order to accommodate for this excess, at the next annual shareholders' meeting.

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

 Statements of Cash Flows

 Supplemental cash flow information for fiscal years 2003 and 2002:

                                             June 30,
                                     ------------------------
                                        2003          2002
                                     ----------    ----------
                Interest paid        $  113,312    $  144,528

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

                                                             For the Year Ended
                                                         ---------------------------
                                                            2003            2002
                                                         -----------     -----------
    Net loss, as reported                                $(1,952,038)    $(2,152,958)
    Add:  Stock-based employee compensation
        expense included in reported net
        loss                                                      --              --

    Deduct:  Total stock-based employee compensation
        expense determined under fair value based
        method for awards granted, modified, or
        settled                                             (177,217)       (296,220)
                                                         -----------     -----------
    Pro forma net loss                                   $(2,129,255)    $(2,449,178)
                                                         ===========     ===========

    Earnings per share:
        Basic and Diluted - as reported                  $     (0.21)    $     (0.25)
                                                         ===========     ===========
        Basic and Diluted - pro forma                    $     (0.22)    $     (0.27)
                                                         ===========     ===========

 The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2003 and 2002, respectively: no dividend yield, expected volatility of 105% and 111%; risk-free interest rates of approximately 2.58% and 4.57% and expected lives of five years.

 Accounting Standards Not Adopted

 In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This statement requires that certain financial instruments with characteristics of both liabilities and equity be classified as liabilities. Specifically, financial instruments issued in the form of shares that are mandatorily redeemable are included. This statement is effective at the beginning of the first interim period beginning after June 15, 2003. Due to the conversion of the Company's mandatorily redeemable preferred stock during the first quarter of fiscal 2004, the Company does not anticipate a material effect of adoption.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 3. LIQUIDITY

 The Company has experienced significant losses during fiscal 2003 and 2002 and at June 30, 2003 had a stockholders' deficit of $8,916,881. Management expects losses to continue through the majority of fiscal 2004. In order to meet working capital needs, the Company will need to receive additional financing either through the sale of assets, equity placement and/or additional debt. Failure to receive such financing could jeopardize the Company's ability to continue as a going concern.

 4. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

 The composition of certain balance sheet accounts is as follows:

                                                            June 30,
                                                   --------------------------
                                                      2003           2002
                                                   -----------    -----------

   Accounts receivable:
     Trade receivables                             $   609,520    $ 1,136,525
     Less: allowance for doubtful receivables          (64,183)      (100,692)
                                                   -----------    -----------
                                                   $   645,337    $ 1,035,833
                                                   ===========    ===========

   Allowance for doubtful receivables:
     Beginning Balance                             $   100,692    $    89,943
          Bad debt expense (reversal)                  (30,000)        18,500
          Accounts written-off                          (6,509)        (7,751)
                                                   -----------    -----------
     Ending Balance                                $    64,183    $   100,692
                                                   ===========    ===========

   Inventories:
     Raw materials                                 $   444,718    $   523,879
     Work-in-process                                   186,277        186,821
                                                   -----------    -----------
                                                   $   630,995    $   710,700
                                                   ===========    ===========

   Property and equipment:
     Land                                          $    40,164    $    40,164
     Building                                          586,449        586,449
     Leasehold improvements                             48,769         48,769
     Office furniture and equipment                    485,634      1,093,052
     Manufacturing equipment                           545,043        644,789
     Vehicles                                           51,164         70,921
                                                   -----------    -----------
                                                     1,757,223      2,484,144
     Less: accumulated depreciation                 (1,275,615)    (1,932,209)
                                                   -----------    -----------
                                                   $   481,608    $   551,935
                                                   ===========    ===========

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 5. DEBT

 Debt:

                                                                               June 30,
                                                                      --------------------------
                                                                         2003           2002
                                                                      -----------    -----------
 Term note payable to a bank;  due in monthly  principal and interest  installments of $10,500;  interest at 10% at June
 30, 2003 and 2002; secured by first mortgage on real estate and equipment;  maturity date of February 8, 2004; mortgage
 will be refinanced prior to maturity date........................... $   614,975    $   676,809

 Accounts  receivable  factoring  facility  with  a  finance company to factor accounts  receivable with recourse.  This accounts  receivable  factoring  facility has an adjustable factoring fee of 1.5%-2.0%, a minimum and maximum borrowing of $200,000 and $800,000, respectively, per month; interest at the prime  rate of Chase  Bank of Texas,  N. A. plus 2%;
 agreement  expires  February  2004 and may be terminated by
 either   party   with  30   days   written   notice   after
 expiration..........................................................     307,008        557,021

 Notes  payable  to  shareholders;  interest  at 8%  due  in monthly  installments  of  $11,333;  principal  and accrued
 unpaid interest due September 30, 2004..............................   1,700,000        500,000

 Note  payable  to  bank;  interest  at 8% due in  quarterly
 installments  of  $2,000;   principal  and  accrued  unpaid
 interest due August 28, 2003........................................     100,073             --

 Notes payable to Chief  Executive  Officer;  interest at 8%
 due in monthly  installments of $667; principal and accrued
 unpaid interest due September 30, 2004..............................     100,000        100,000

 Note payable to shareholder;  interest at 9% due in monthly installments of $750; principal and accrued unpaid interest
 due September 30, 2004..............................................     100,000             --

 Discount related to stock purchase warrants.........................    (667,552)            --

Other................................................................      39,235         28,865
                                                                      -----------    -----------
                                                                        2,293,739      1,862,695
Less current portion.................................................    (374,330)      (631,779)
                                                                      -----------    -----------
                                                                      $ 1,919,409    $ 1,230,916
                                                                      ===========    ===========

 Principal   payments  required  under  long-term  debt  and  other  liabilities outstanding at June 30, 2003 are as follows:

                              Year Ending June 30,
                             ---------------------
                             2004     $    374,330
                             2005        1,915,894
                             2006            3,515
                                      ------------
                                      $  2,293,739

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 6. INCOME TAXES

 A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes follows:

                                               For the Years Ended
                                          ------------------------------
                                          June 30, 2003    June 30, 2002
                                          -------------    -------------
     Federal statutory benefit rate          (34.0)%          (34.0)%

     Increase in valuation allowance          34.0%            34.0%
                                          -------------    -------------
                                                --%              --%
                                          =============    =============

 Deferred tax assets (liabilities) are comprised of the following at:

                                            June 30, 2003    June 30, 2002
                                            -------------    -------------
     Deferred tax assets
        Warranty reserve                    $      46,000    $      33,000
        Inventory reserve                          29,000             --
        Accounts receivable                        22,000           34,000
        Net operating loss carryforward         7,105,000        6,546,000
        Contributions carryover                     2,000             --
        Other                                      11,000            7,000
                                            -------------    -------------
        Gross deferred tax asset                7,215,000        6,620,000

     Deferred tax liabilities
        Property and equipment                    (12,000)         (78,000)
                                            -------------    -------------
     Net deferred tax asset                     7,203,000        6,542,000
     Valuation allowance                       (7,203,000)      (6,542,000)
                                            -------------    -------------
     Net deferred tax asset                 $        --      $        --
                                            =============    =============

 The Company has unused net operating loss carryforwards of approximately $20.5 million at June 30, 2003. The carryforwards expire from 2007 through 2021. The annual use of these carryforwards is substantially limited as a result of changes in ownership of the Company's common stock. The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods.

 7. COMMITMENTS AND CONTINGENCIES

 The Company leases facilities and equipment under leases accounted for as operating leases. Future minimum payments for fiscal years subsequent to June 30, 2003 under these leases are as follows:

                             2004     $    72,589
                             2005          70,664
                             2006           3,515
                                      -----------
                                      $   146,769
                                      ===========

 Rent expense for operating leases was $121,936 and $143,571 for the years ended June 30, 2003 and 2002, respectively.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

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

 8. BENEFIT PLANS

 The Company has established a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation and the Company may at its option make discretionary contributions. Vesting on the Company's contribution occurs over a five-year period. The Company made contributions of $14,105 and $17,460 during fiscal 2003 and 2002, respectively.

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

 Option exercise prices, in general, are equal to the market price at date of grant. Shares under grant generally become exercisable over three years and expire after ten years.

 Changes for the two years ending June 30, 2003, with respect to options outstanding, is detailed in the following table:

                                                 For the Year Ended             For the Year Ended
                                                   June 30, 2003                  June 30, 2002
                                             --------------------------     --------------------------
                                                            Weighted                       Weighted
                                                            Average                        Average
                                              Shares     Exercise Price      Shares     Exercise Price
                                             ---------   --------------     ---------   --------------
 Outstanding at beginning of period          4,117,393       $ 0.59         5,080,612       $ 0.49
      Issued                                   412,703         0.23         1,377,445         0.33
      Exercised                                (33,000)        0.13          (265,000)        0.10
      Expired                                 (470,718)        0.89        (2,075,664)        0.22
                                             ---------   --------------     ---------   --------------
 Outstanding at end of period                4,026,378       $ 0.53         4,117,393       $ 0.59
                                             =========   ==============     =========   ==============
 Exercisable at end of period                3,232,552       $ 0.59         2,616,949       $ 0.79
                                             =========   ==============     =========   ==============
 Weighted-average fair value of options
 granted during the period                                   $ 0.16                         $ 0.29


 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 Information about stock options outstanding at June 30, 2003 is summarized as follows:

                                   Options Outstanding                       Options Exercisable
                      ---------------------------------------------      ---------------------------
    Range of                          Weighted          Weighted                         Weighted
    Exercise           Number         Average           Average           Number         Average
     Prices           Of Shares    Remaining Life    Exercise Price      Of Shares    Exercise Price
  ------------        ---------    --------------    --------------      ---------    --------------
  $0.125-0.21         1,389,907       6.6 Years          $0.14           1,002,407        $0.14
  $0.27-0.49          1,395,356       6.1 Years           0.35             989,355         0.35
  $0.531-1.00           713,756       5.1 Years           0.76             713,431         0.76
  $1.1875-2.00          406,396       3.5 Years           1.51             406,393         1.51
  $2.0938-2.50          120,963       0.6 Years           2.36             120,963         2.36
                      ---------    --------------    --------------      ---------    --------------
                      4,026,378       5.7 Years          $0.53           3,232,552         $0.59
                      =========                                          =========

 Warrants

 In connection with short-term debt financings, the Company issued 6,500,000 warrants in fiscal 2003 and 3,250,000 warrants in fiscal 2002. The warrants provide for the purchase of common stock at $0.20 per share, are exercisable at date of issuance and expire five years from date of issuance. The Company valued the warrants using the Black-Scholes model, which resulted in a fair value of $965,097. The Company amortized $297,505 of this amount as interest expense in fiscal 2003. The remaining discount of $667,552 is recorded as a discount on debt and will be amortized over the life of the debt.

 Additional information with respect to warrants outstanding at June 30, 2003 and changes for the two years then ended are as follows:

                                              For the Year Ended               For the Year Ended
                                                 June 30, 2003                    June 30, 2002
                                         ----------------------------      ---------------------------
                                                          Weighted                         Weighted
                                                          Average                          Average
                                           Shares      Exercise Price       Shares      Exercise Price
                                         ----------    --------------     ----------    --------------
 Outstanding at beginning of period      11,162,845       $ 1.22           7,996,401       $ 1.69
      Issued                              6,500,000         0.20           3,250,000         0.20
      Exercised                                --            --               (8,000)        0.01
      Expired                               (25,000)        1.75             (75,556)        1.54
                                         ----------       ------          ----------       ------
 Outstanding at end of period            17,637,845       $ 0.85          11,162,845       $ 1.22
                                         ==========       ======          ==========       ======
 Exercisable at end of period            17,637,845       $ 0.85          11,162,845       $ 1.22
                                         ==========       ======          ==========       ======

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 Common Stock Issuances

 The Company issued common stock in the following non-cash transactions:

                                                           For the Year Ended           For the Year Ended
                                                             June 30, 2003                June 30, 2002
                                                        ------------------------     ------------------------
                                                         Number                       Number
                                                        of shares     Fair value     of shares     Fair value
                                                        ---------     ----------     ---------     ----------
 Payment of interest                                      378,512     $  116,898        99,596     $   26,674
 Employee and director bonuses                            288,406         48,238       173,429         48,300
 Consultants                                                  --             --        130,000         41,250
                                                        ---------     ----------     ---------     ----------
                                                          666,918        165,136       403,025        116,224
 Payment of dividends on Series D Preferred Stock         346,603         76,252       338,647         97,221
                                                        ---------     ----------     ---------     ----------
                                                        1,013,521     $  241,388       741,672     $  213,445
                                                        =========     ==========     =========     ==========

 The shares issued in these transactions are subject to restrictions on sale.

 10. CONVERTIBLE PREFERRED STOCK

 At June 30, 2003 and 2002, convertible preferred stock, $0.01 par value per share, consisted of the following:

                               -----------     -------     -----------
                                 Shares          Par       Liquidation
                               Outstanding      Value         Value
                               -----------     -------     -----------
          Series A $20               9,500     $    95     $   190,000
          Series D $20              91,250         913       1,825,000
          Series F $25              60,595         606       1,514,875
                               -----------     -------     -----------
                                   161,345     $ 1,613     $ 3,529,875
                               ===========     =======     ===========

 Convertible Preferred Stock Subject to Redemption
 Series G $25                      299,802     $ 2,998     $ 7,495,052
                               ===========     =======     ===========

 Series A $20 Convertible Preferred Stock. At June 30, 2003, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the "Series A Preferred") outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights, unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of Common Stock at any time after (i) the closing bid price of the Common Stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of Common Stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into 20 shares of Common Stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of Common Stock are entitled to receive any distribution.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 Series D $20 Convertible Preferred Stock. At June 30, 2003 the Company had 91,250 shares of its Series D $20 Convertible Preferred Stock (the "Series D Preferred") outstanding. Holders of the Series D Preferred are entitled to receive dividends at the annual rate of 9% per share paid quarterly in cash. Since June 30, 2001, the holders of the Series D Preferred have been offered the option to receive the quarterly dividend in the common stock of the Company. The holders who elected this option have received the restricted stock based on a twenty-five percent (25%) discount from the market price on a twenty
 (20) day average based on the ten (10) days before and the ten (10) days after the dividend due date. The holders of the Series D Preferred have voting rights of one vote for each share of Common Stock into which the Preferred Stock is convertible. Beginning on November 15, 2004 the Company may redeem the Series D Preferred upon not less than 30 days' notice, in whole or in part, plus all accrued but unpaid dividends. After notice and prior to the expiration of the 30-day notice period, holders of the Series D Preferred will have the option to convert the Series D Preferred into Common Stock prior to the redemption. Each share of the Series D Preferred may, at the option of the Company beginning on November 15, 2000, be converted into 25 shares of Common Stock at any time after (i) the closing bid price of the Common Stock exceeds $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the Company has sustained positive earnings per share of Common Stock for the two previous quarters. The holders of the Series D Preferred have the right to convert each share into 25 shares of Common Stock at any time. Upon liquidation, dissolution, or winding up of the Company, the holders of the Series D Preferred are entitled to receive $0.10 per share until (a) all the shares of Series F Preferred stock and the Series G Preferred Stock have been converted and/or redeemed, or (b) all of the holders of the shares of Series F Preferred Stock and Series G Preferred Stock have received dividends and/or other distributions with respect to the Series F Preferred Stock and Series G Preferred Stock in an aggregate amount equal to the liquidation preference for such shares. After the Series F Preferred Stock and Series G Preferred Stock have received liquidation preference, the holders of the Series D Preferred Stock are entitled to receive $20 per share before the holders of Common tock are entitled to receive any distribution. Each holder also received a stock purchase warrant to purchase 16.67 shares of common stock at $1.00 per share for each share of Series D Preferred purchased. These warrants expire on October 10, 2004.

 Series F $25 Convertible Preferred Stock. At June 30, 2003 the Company had 60,595 shares of its Series F $25 Convertible Preferred Stock (the "Series F Preferred") outstanding. Holders of the Series F Preferred are entitled to receive dividends at the annual rate of 5% per share paid quarterly in cash beginning on March 31, 2003 for dividends cumulative from the date of issue through payment, and thereafter the dividends will be paid in quarterly installments each year. The Series F Preferred has voting rights of one vote for each share of Common Stock into which the Preferred Stock is convertible. The Series F Preferred stock ranks on a parity with the Series G Preferred stock and senior to the Common Stock, Series A Preferred stock and the Series D Preferred stock. The Series F Preferred stock will not be redeemable. Each share of the Series F Preferred may, at the option of the holder, be converted into shares of Common Stock at an initial conversion rate of 125 shares of Common Stock for each share of the Series F Preferred stock, based on an initial conversion price of $0.20 per share. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series F Preferred are entitled to receive $25 per share, plus an amount equal to all dividends, whether or not earned or declared, accumulated, accrued and unpaid before the holders of the Series A Preferred stock, Series D Preferred stock and Common Stock are entitled to receive any distribution. The holders of the Series F Preferred stock and the holders of the Series G Preferred stock, voting together as a single class, are entitled to elect two additional directors to the Company board of directors.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 Series G $25 Convertible Preferred Stock. At June 30, 2003 the Company had 299,802 of its Series G $25 Convertible Preferred Stock (the "Series G Preferred") outstanding. Holders of the Series G Preferred are entitled to receive dividends at the annual rate of 5% per share paid quarterly in cash beginning on March 31, 2003 for dividends cumulative from the date of issue through payment, and thereafter the dividends will be paid in quarterly installments each year. The Series G Preferred has voting rights of one vote for each share of Common Stock into which the Preferred Stock is convertible. The Series G Preferred stock ranks on a parity with the Series F Preferred stock and senior to the Common Stock, Series A Preferred stock and the Series D Preferred stock. The Company is required to redeem the Series G Preferred stock upon the earlier of: (a) the sale of B&B Electromatic, Inc., to the extent of the net proceeds to the Company from such sale or (b) two years after issuance. Each share of the Series G Preferred may, at the option of the holder, be converted into shares of Common Stock at an initial conversion rate of 125 shares of Common Stock for each share of the Series G Preferred stock, based on an initial conversion price of $0.20 per share. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series G Preferred are entitled to receive $25 per share, plus an amount equal to all dividends, whether or not earned or declared, accumulated, accrued and unpaid before the holders of the Series A Preferred stock, Series D Preferred stock and Common Stock are entitled to receive any distribution. The holders of the Series G Preferred stock and the holders of the Series F Preferred stock, voting together as a single class, are entitled to elect two additional directors to the Company board of directors. Because the Series G Preferred is a redeemable security, it is not classified as equity on the balance sheet.

 At June 30, 2003, dividends in arrears on the Series D, F and G preferred stock totaled approximately $1,145,574.

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

 The Company's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on income(loss) from operations before income tax and other income and expense. The corporate column includes corporate overhead-related items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 The following table provides financial data by segment for the fiscal years ended June 30, 2003 and 2002.

                                                  B&B            Intelli-Site,
                                            Electromatic, Inc.       Inc.         Corporate       Total
                                            -----------------    -------------    ---------    -----------
 2003
 Sales                                      $       4,859,601    $     169,546    $      --    $ 5,029,147
 Loss from operations                                (379,445)        (695,764)    (335,505)    (1,410,714)
 Total assets                                       1,720,138           51,754      148,208      1,920,100
 Depreciation and amortization expense                 96,019           36,178        2,757        134,954
 Capital additions                                     64,627               --           --         64,627

 2002
 Sales                                      $       4,817,153    $     140,744    $      --    $ 4,957,897
 Loss from operations                                 (32,018)      (1,125,791)    (272,036)    (1,429,845)
 Total assets                                       2,239,111          114,553       66,942      2,420,606
 Depreciation and amortization expense                 90,930           43,934        3,369        138,233
 Capital additions                                     46,277               --           --         46,277

 12. SUBSEQUENT EVENTS (UNAUDITED)

 During August and September 2003, all of the holders of the Company's Series F and Series G Preferred Stock, described in Note 10, converted all of these shares at a rate of 125 shares of Common Stock for each share of the Preferred Stock and all of the related accrued dividends at a rate of $0.20 into the Company's $0.01 par value common stock. These conversions are detailed in the following tables.

                         Convertible Preferred Stock
        -------------------------------------------------------------
        Preferred Stock           Number of               Number of
            Series             Preferred Shares         Common Shares
        ---------------        ----------------         -------------
        Series F                     60,595                7,574,375
        Series G                    299,802               37,475,250

                Convertible Preferred Stock Accrued Dividends
        -------------------------------------------------------------
        Preferred Stock            Amount of              Number of
            Series             Accrued Dividends        Common Shares
        ---------------        -----------------        -------------
        Series F                  $ 175,350                  876,750
        Series G                    868,480                4,342,400

The effect of these conversions was to reduce stockholders' deficit by 7,495,052 to 14,421,829.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 On September 5, 2003, the Company acquired all of the issued and outstanding shares of common stock of ARMR Services Corporation ("ARMR"), a manufacturing company that engineers and manufactures high security crash rated barriers, parking control equipment and other security systems for business and government use, in a merger transaction. In exchange for all the outstanding shares of ARMR, the Company paid the selling stockholders approximately $4.0 million in common stock (10 million shares) of the Company and $500,000 in cash provided by the issuance of a $500,000 convertible promissory note, issued by the Company in September 2003. In addition, ISSI and the sellers executed an earn-out agreement for maximum additional payments of approximately $2.2 million based on sales over the next three years. The Company entered into this merger transaction seeing it as an opportunistic acquisition that would allow it to expand its product offering and customer base in conjunction with the Company's strategic growth plans. The acquisition and merger of ARMR will be accounted for using the purchase method of accounting. As such, the assets and liabilities of ARMR will be recorded at their estimated fair value and the results of operations will be included in the Company's consolidated results of operations from the date of acquisition. Such amount will be allocated to goodwill. The table below summarizes the allocation of the purchase price based on the estimated fair values of the assets required:

                                           Estimated Values
                                           ----------------

            Accounts receivable            $      1,300,000
            Inventory                               200,000
            Property and equipment                  100,000
            Goodwill                              4,600,000
                                           ----------------
            Total assets acquired          $      6,200,000
                                           ================

 The Company reported this merger transaction on Form 8-K on September 22, 2003.

 In September 2003, the Company issued a convertible promissory note for $500,000 due in September 2008. In September and October 2003, the Company issued promissory notes for $500,000 due in April 2004. The lenders also received warrants to purchase 625,000 shares of common stock for $0.40 per share. The warrants expire in September and October 2008. The Company reported these transactions on Form 8-K on October 3, 2003.

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

     C. A. RUNDELL, JR., 71, has been a director of the Company since March 1999. Mr. Rundell was appointed Chief Executive Officer of the Company upon Gerald K. Beckmann's resignation on August 31, 2000. Since 1988, Mr. Rundell has owned and operated Rundell Enterprises, a sole proprietorship engaged in providing acquisition and financial services to business enterprises. Mr. Rundell was previously the Chief Executive Officer of Tyler Corporation from October 1996 to December 1998. Mr. Rundell was a director and Chairman of the Board of NCI Building Systems, Inc. from April 1989 to July 2000. Mr. Rundell is a director of Renaissance US Growth Investment Trust, PLC. He is also a director of Tandy Brands Accessories, Inc., a designer, manufacturer and marketer of men's, women's and children's fashion accessories. Mr. Rundell earned an M.B.A. with Distinction from Harvard University and a B.S. in Chemical Engineering from The University of Texas at Austin.

     ALAN M. ARSHT, 59, has been a director of the Company since 1999. Mr. Arsht is President of Arsht & Company, Inc., a New York based investment banking firm established in 1986 and is also Chief Executive Officer of M Space Holdings, LLC, a lessor of commercial modular space. From 1977 to 1986, Mr. Arsht was Senior Vice President and Managing Director of Thomson McKinnon Securities, Inc. He also served as Vice President, Corporate Finance at Wertheim & Company, Inc. and was Special Assistant to the Deputy Secretary of the U.S. Treasury Department. Mr. Arsht also held positions at the U.S. Securities and Exchange Commission. Mr. Arsht earned an M.B.A. in Finance from American University and a B.A. in History from East Texas State University.

     PETER BEARE, 46, has been a director of the Company since June 2002. Mr. Beare was appointed as President of B&B Electromatic, Inc. in May 2003 and is a Principal Consultant in Peter Beare & Associates Ltd and Straight Talk Sales & Marketing Services, LLP. Mr. Beare was the President and Chief Operating Officer of Ultrak, Inc. from July 2000 until March 2002 and was the Vice President - Technology of Ultrak from May 2000 to July 2000. From April 1994 to May 2000, he was employed by Baxall Ltd. in the United Kingdom (UK), a subsidiary of Upperpoint, in various capacities, including Managing Director and later joined the main board of Upperpoint as Technology Director. Prior to Baxall, Ltd., Mr. Beare was a consultant to various companies in the communications and audio industries. From 1986 to 1990, Mr. Beare was the founder and Director of Camteq, Ltd. in the UK.

     WILLIAM D. BREEDLOVE, 63, has been a director of the Company since May 2001. Mr. Breedlove has served as Vice Chairman of Hoak Breedlove Wesneski & Co.
(HBW), an investment banking firm, since August 1996. Mr. Breedlove has held senior management positions in commercial and merchant banking for over 30 years. Prior to HBW's formation in 1996, Mr. Breedlove was chairman, managing director and co-founder of Breedlove Wesneski & Co., a private merchant banking firm. From 1984 to 1989, Mr. Breedlove also served as president and director of Equus Capital Corporation, the corporate general partner of three public and private limited partnerships operating as management leveraged buyout funds. Mr. Breedlove's experience also includes 22 years at First National Bank in Dallas, the last three years of which he served as chairman and chief executive officer of the lead bank and vice chairman of InterFirst Corporation. Mr. Breedlove currently serves as a director of NCI Building Systems, Inc., Local Financial Corporation, Park Pharmacy Corporation and seven private companies. He has previously served as director of several other publicly-held companies, including InterFirst Corporation, Texas Oil and Gas Corporation, Dillard's Department Stores, and Cronus Industries, Inc. Mr. Breedlove received his B.B.A. degree in finance and banking from the University of Texas at Austin.

     RUSSELL CLEVELAND, 64, has been a director of the Company since February 2001. Mr. Cleveland is the President, Chief Executive Officer, sole Director and the majority shareholder of Renaissance Capital Group, Inc. He has served as President, Chief Executive Officer and director of Renaissance Capital Growth & Income Fund III, Inc. since its inception in 1994. Mr. Cleveland is a Chartered Financial Analyst with more than 41 years experience as a specialist in investments for smaller capitalization companies. Mr. Cleveland has also served as President of the Dallas Association of Investment Analysts. He serves on the Boards of Directors of Renaissance US Investment Trust PLC, BFS US Special Opportunities Trust PLC, Cover-All Technologies, Inc., Digital Recorders, Inc. and Tutogen Medical, Inc. Mr. Cleveland is a graduate of the Wharton School of Commerce and Finance of the University of Pennsylvania.

     ROBERT M. GALECKE, 61, has been a director of the Company since May 1996. Mr. Galecke is currently Senior Vice President of Finance and Administration for the University of Dallas. Prior to that he was a principal in the corporate consulting firm of Pate, Winters & Stone, Inc. from 1993 to May 1996. He also served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southmark Corporation, a financial services insurance and real estate holding company, from 1986 to 1992. From 1989 to 1995, Mr. Galecke served as Chairman of the board, President and Chief Executive Officer of National Heritage, Inc. Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a B.S. in Economics from the University of Wisconsin at Stevens Point.

     FRANK R. MARLOW, 65, has been a director of the Company since May 1995. Mr. Marlow served as Vice President, Sales and Marketing for the Company from October 1993 to February 1995. Mr. Marlow has been Vice President of Sales, Western Region, for ACI, a publicly traded company headquartered in Omaha, NB since March 2003. ACI sells electronic payments engines to banks, credit card companies, large payment processors and merchant processors with over 600 customers around the world. In addition, Mr. Marlow is currently a Senior Partner with SMI Consulting, a sales and marketing consulting firm. Mr. Marlow was Vice President of Sales for Cofiniti, formerly Money Star, a technology company based in Austin, Texas from 1998 until 2001. From 1995 until 1998, Mr. Marlow was Vice President of Hogan Systems, a publicly traded company subsequently purchased by Computer Sciences Corp. Previously, Mr. Marlow was with IBM, Docutel Corporation, UCCEL Corporation and Syntelligence Corporation in executive sales and training positions.

In addition to Messrs. Rundell and Beare, the following individual is a significant employee of the Company and its subsidiaries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), Messrs. Arsht, Breedlove, Galecke, and Marlow and Powell had late filings during the fiscal year ending June 30, 2003.


Item 10. Executive Compensation

Summary Compensation Table

The following table shows the compensation of the Chief Executive Officer(s) and the two executive officers of the Company whose compensation exceeded $100,000 for the fiscal years ended June 30, 2003, 2002 and 2001.

                                             Annual Compensation                 Long-Term Compensation Award
                                 -------------------------------------------     ----------------------------
                                                                                                   Securities
                                                                                                   Underlying
           Name and                                             Other Annual      Restricted        Options/
      Principal Position          Year      Salary     Bonus    Compensation     Stock Awards         SARs
 -----------------------------   ------    --------    -----    ------------     ------------      ----------
 C. A. Rundell, Jr.               2003     $ 50,000      --          --             41,753             23,298
   Chief Executive Officer        2002       24,000      --          --               --              596,518
                                  2001       24,000      --          --               --               78,301

 Gerald K. Beckmann               2003     $     --      --          --               --                   --
   Chief Executive Officer        2002           --      --          --               --                   --
   and President (1)              2001       62,500      --          --               --                   --

 Holly J. Burlage                 2002     $     --      --          --               --                   --
   Executive Vice President,      2002           --      --          --               --                   --
   Chief Financial Officer (2)    2001      123,270      --          --               --                   --

 Jack G. Caldwell                 2003     $160,500      --          --               --                   --
   President                      2002      160,500      --          --               --                   --
   B&B Electromatic, Inc. (3)     2001      160,500      --          --               --              500,000

 Lars H. Halverson                2003     $     --      --          --               --                   --
   President                      2002       70,417      --          --               --              100,000
   Intelli-Site, Inc. (4)         2001       59,583      --          --               --            1,500,000

 --------------------

(1) Resigned as of August 31, 2000.
(2) Resigned as of March 31, 2001.
(3) Resigned as of July 31, 2003.
(4) Began employment on January 16, 2001 and resigned as of January 15, 2002.

No other executive officer's salary and bonus exceeded $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the Company during the fiscal years ended June 30, 2003, 2002 and 2001.

Stock Option Grants

The following table provides information concerning the grant of stock options during the twelve months ended June 30, 2003 to the named executive officers:

                                 Number Of           % Of Total Options
                           Securities Underlying    Granted To Employees    Exercise    Expiration
          Name                Options Granted          In Fiscal Year        Price         Date
 ----------------------    ---------------------    --------------------    --------    ----------
 C. A. Rundell, Jr. (1)            9,409                     2.28%          $   0.31      08/22/07
 C. A. Rundell, Jr. (1)           13,889                     3.37%          $   0.21      12/22/07

---------------------

(1) These options vest immediately.

Option Exercises and Holdings

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the Company at June 30, 2003.

                                        Number Of Unexercised            Value Of Unexercised
                                           Options/SARS At             In-The-Money Options/SARS
                                           Fiscal Year End                 At Fiscal Year End
                                     ----------------------------     ----------------------------
 For the 12 Months Ended 6/30/03     Exercisable    Unexercisable     Exercisable    Unexercisable
 -------------------------------     -----------    -------------     -----------    -------------
       C. A. Rundell, Jr.                658,427          275,000     $     3,750    $          --
       Gerald K. Beckmann                364,473               --              --               --
       Jack G. Caldwell                  451,790          125,000          32,500           15,625

Director Compensation

Currently, directors are compensated by either restricted stock awards or incentive stock options, at the choice of the individual director, in an amount equivalent to $10,500 annually for serving on the board in addition to $1,250 for each committee on which they serve. All directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at board meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned as of September 30, 2003, by (a) each director and named executive officer of the Company, (b) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding Common Stock and (c) all officers and directors of the Company as a group. Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.

                                                                          Number of Shares
                                                                            Beneficially
                      Name of Beneficial Owner                               Owned (1)        Percent (1)
 -------------------------------------------------------------------      ----------------    -----------
 Renaissance Capital Growth & Income Fund III, Inc. (4)                      27,634,363          36.0%
 Renaissance US Growth Investment Trust PLC (5)                              27,583,670          35.5%
 Russell Cleveland (2)(3)(6)                                                 58,078,743          69.3%
 C. A. Rundell, Jr. (2)(3)(7)                                                 6,021,118           7.9%
 Mary Roland (2)(3)                                                           5,000,000           6.8%
 Ann Rosenbloom (2)                                                           5,000,000           6.8%
 William D. Breedlove (2)(3)(8)                                               2,115,688           2.9%
 Jack Caldwell (2)(3)(9)                                                        576,790           0.8%
 Alan M. Arsht (2)(3)(10)                                                       515,235           0.7%
 Frank R. Marlow (2)(3)(11)                                                     383,476           0.5%
 Robert M. Galecke (2)(3)(12)                                                   249,742           0.3%
 Peter Beare (2)(3)(13)                                                         200,000           0.3%
 All current directors and executive officers as a group (9 persons)         73,140,792          82.7%

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

(2) The address for this person is 8200 Springwood Drive, Suite 230, Irving, TX 75063.

(3) Mr. Rundell is a director, chairman of the board and chief executive officer of the Company. Messrs. Arsht, Beare, Breedlove, Cleveland, Marlow, and Galecke are directors of the Company. Mr. Beare became the president of B&B Electromatic, Inc., a subsidiary of the Company, effective May 2003. Mr. Caldwell was president of B&B Electromatic, Inc., a subsidiary of the Company, until July 2003. Ms. Roland is the spouse of Mr. Paul Roland who became director of the Company on September 5, 2003.

(4) Includes 19,648 shares of Common Stock issuable upon the exercise of outstanding options excercisable within 60 days; 3,239,299 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days. The address for this company is 8080 N. Central Expressway, suite 210, Dallas, TX 75206.

(5) Includes 19,229 shares of Common Stock issuable upon the exercise of outstanding options excercisable within 60 days; 4,108,617 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days. The address for this company is 8080 N. Central Expressway, suite 210, Dallas, TX 75206.

(6) Includes 80,616 shares of Common Stock issuable upon the exercise of outstanding options excercisable within 60 days; 10,097,916 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 375,000 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(7) Includes 933,427 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 1,955,971 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 331,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(8) Includes 161,723 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days and 250,000 shares of Common Stock issuable upon the exercise of warrants within 60 days.

(9) Includes 576,790 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

(10) Includes 147,519 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 125,000 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(11) Includes 236,707 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 20,833 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 31,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(12) Includes 182,296 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 8,333 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 12,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(13) Includes 100,000 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of June 30, 2003:

 ---------------------------------    -----------------------    --------------------    -----------------------
                                                                                           Number of Securities
                                      Number of Securities to      Weighted Average      Remaining Available for
           Plan category              be Issued upon Exercise     Exercise Price of       Future Issuance Under
                                      of Outstanding Options,    Outstanding Options,      Equity Compensation
                                        Warrants and Rights      Warrants and Rights              Plans
 ---------------------------------    -----------------------    --------------------    -----------------------
 Equity compensation plans
 approved by security holders
 ---------------------------------    -----------------------    --------------------    -----------------------
 1993 Stock Option Plan                         126,578                 $ 2.07                     373,422
 ---------------------------------    -----------------------    --------------------    -----------------------
 1997 Omnibus Stock Plan                      3,758,300                 $ 0.43                   3,443,700
 ---------------------------------    -----------------------    --------------------    -----------------------
 Equity compensation plans not
 approved by security holders (1)               141,500                 $ 1.63                        None
 ---------------------------------    -----------------------    --------------------    -----------------------
 TOTAL                                        4,026,378                 $ 0.53                   3,817,122
 ---------------------------------    -----------------------    --------------------    -----------------------

-----------------

(1) These options are fully vested in two years and have a ten year life.

Item 12. Certain Relationships and Related Transactions

As described in greater detail in "Item 5. Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," on January 13, 2003, The Rundell Foundation, of which Mr. Rundell is a Trustee, loaned the Company $100,000. The promissory note is at 9% annual interest payable on the first of each month and was due 120 days from the date of issuance. The Company received from The Rundell Foundation an extension of the due date on the above note until September 30, 2004.

As described in greater detail in "Item 5. Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFS US Special Opportunities Trust PLC loaned the Company amounts several times during fiscal 2003 and the Company issued several stock purchase warrants to the Renaissance entities in connection with the loans. Each of these promissory notes are at 8% annual interest payable on the first of each month and were due 120 days from the date of issuance. The Company received from the Renaissance entities an extension of the due dates on all the above notes until September 30, 2004. Each of the warrants issued entitles the holder to purchase share of Common Stock of the Company at $0.20 per share.

The Company believes that the terms of the foregoing transactions were on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits.

         2.1 Agreement and Plan of Merger, by and among the Company, ARMR Services Corporation, ISSI Merger Sub, Inc. and the Officers and Shareholders of ARMR Corporation, dated September 5, 2003. (16)

         3.1    Amended  and  Restated   Certificate  of  Incorporation  of  the
                Company. (1)

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

         4.2    Certificate  of  Designation   for  Series  A  $20   Convertible
                Preferred Stock. (3)

         4.3 Certificate of Decrease of Series A $20 Convertible Preferred Stock. (10)

         4.4    Certificate  of  Designation   for  Series  D  $20   Convertible
                Preferred Stock. (8)

         4.5 Amendment to Certificate of Designation for Series D $20 Convertible Preferred Stock. (12)

         4.6    Certificate   of  Designation   and   Preferences  of  Series  F
                Cumulative Convertible Preferred Stock. (12)

         4.7    Certificate   of  Designation   and   Preferences  of  Series  G
                Cumulative Convertible Preferred Stock. (12)

         4.8 Registration Rights Agreement, dated as of February 22, 1999, among the Company and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC. (8)

         4.9 Registration Rights Agreement, dated as of October 20, 2000, among the Company and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC. (8)

         4.10 Registration Rights Agreement, dated as of September 27, 2001, among the Company and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC. (14)

        10.1* Integrated Security Systems, Inc. 1993 Stock Option Plan, dated September 7, 1993, as amended on December 30, 1994. (3)

        10.2* Amendment to Integrated Security System, Inc. 1993 Stock Option Plan. (1)

        10.3* Form of Integrated Security Systems, Inc. 1993 Incentive Stock Option Agreement. (1)

        10.4* Form of Integrated Security Systems, Inc. 1993 Non-Qualified Stock Option Agreement. (1)

        10.5* Form of Indemnification Agreement by and between the Company and the Company's officers and directors. (1)

        10.6 Lease Agreement, dated May 1, 2001 and amended as of July 30, 2002, between TPLP Office Park Properties and the Company for property located in Irving, TX. (15)

        10.7 Patent Assignment and Technology Transfer Agreement, dated March 18, 2002. (13)

        10.8    Non-Exclusive  Patent License  Agreement,  dated March 18, 2002.
                (13)

        10.9 Form of Warrant Agreement for purchase of Common Stock, executed March 29, 1996. (4)

        10.10   Form  of   Subscription   Agreement  for  Series  D  Convertible
                Preferred Stock. (7)

        10.11   Form of Convertible Promissory Note. (12)

        10.12   Form of Non-Convertible Promissory Note. (12)

        10.13   Form of Stock Purchase Warrant. (15)

        10.14 Warrant, dated February 27, 2001, to purchase 118,772 shares of Common Stock issued to HBW Capital Fund, L.P. (9)

        10.15 Warrant, dated February 27, 2001, to purchase 131,228 shares of Common Stock issued to HBW Investment Partners II, L.P. (9)

        10.16 Promissory Note, dated October 1, 2003, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $200,000. (17)

        10.17 Promissory Note, dated October 1, 2003, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $200,000. (17)

        10.18 Stock Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. (17)

        10.19 Stock Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC.
                (17)

        10.20 Convertible Promissory Note, dated September 5, 2003, payable to BFS US Special Opportunities Trust PLC in the amount of $500,000. (18)

        10.21 Promissory Note, dated September 26, 2003, payable to C. A. Rundell, Jr. in the amount of $100,000. (19)

        10.22   Stock Purchase  Warrant,  dated September 26, 2003, issued to C.
                A. Rundell, Jr. (19)

        21.1+   Subsidiaries of the Company.

        23.1+   Consent of Grant Thornton LLP.

        31.1    Officer's Certificate Pursuant to Section 203

        32.1    Officer's Certificate Pursuant to Section 906

        32.2    Officer's Certificate Pursuant to Section 906

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

        (12) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 2001.

        (13) Incorporated by reference to the Company's Form 8-K filed on March 29, 2002.

        (14) Incorporated by reference to the Company's Form 8-K filed on October 15, 2002.

        (15) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 2002.

        (16) Incorporated by reference to the Company's Form 8-K filed on September 22, 2003.

        (17) Incorporated by reference to the Company's Form 8-K filed on October 3, 2003, accession number 0001158957-03-000198.

        (18) Incorporated by reference to the Company's Form 8-K filed on October 3, 2003, accession number 0001158957-03-000194.

        (19) Incorporated by reference to the Company's Form 8-K filed on October 3, 2003, accession number 0001158957-03-000196.

        +       Filed herewith.

        *       Indicates   management   contract   or   compensatory   plan  or
                arrangement.

(b) Reports filed on Form 8-K.

The Company filed a Current Report on Form 8-K on May 19, 2003 to report the certification of C. A. Rundell, Jr., the Company's Chief Executive Officer and Principal Executive and Financial Officer, under Section 906 of the
Sarbanes-Oxley Act of 2002, and certification of Richard B. Powell, the Company's Vice President, Chief Accounting Officer, Secretary and Principal Accounting Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

The Company filed a Current Report on Form 8-K on May 20, 2003 to report the certification of C. A. Rundell, Jr., the Company's Chief Executive Officer and Principal Executive and Financial Officer, under Section 906 of the
Sarbanes-Oxley Act of 2002, and certification of Richard B. Powell, the Company's Vice President, Chief Accounting Officer, Secretary and Principal Accounting Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

The Company filed a Current Report on Form 8-K on July 18, 2003 to report an additional investment of $200,000 in cash on May 29, 2003 from Renaissance US Growth & Income Trust PLC in exchange for promissory notes and stock purchase warrants issued to Frost National Bank FBO Renaissance US Growth & Income Trust PLC; an additional investment of $200,000 in cash on May 30, 2003 from HSBC Global Custody Nominee (U.K.) Limited, Designation No. 896414 in exchange for promissory notes and stock purchase warrants, issued to HSBC Global Custody Nominee (U.K.) Limited, Designation No. 896414; and an additional investment of $100,000 in cash on June 18, 2003 from Renaissance Capital Growth & Income Fund III, Inc. in exchange for promissory notes and stock purchase warrants issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc.

The Company filed a Current Report on Form 8-K on September 22, 2003 to report the acquisition of ARMR Services Corporation in a merger whereby, effective September 5, 2002, ARMR Services Corporation was merged with and into a wholly-owned subsidiary of the Company, on September 5, 2003.

The Company filed a Current Report on Form 8-K on October 3, 2003 to report an additional investment of $500,000 in cash on September 5, 2003 from BFS US Special Opportunities Trust PLC in exchange for a convertible promissory note issued to BFS US Special Opportunities Trust PLC.

The Company filed a Current Report on Form 8-K on October 3, 2003 to report an additional investment of $100,000 in cash on September 26, 2003 from C. A. Rundell, Jr. in exchange for a promissory note and a stock purchase warrant issued to C. A. Rundell, Jr.

The Company filed a Current Report on Form 8-K on October 3, 2003 to report an additional investment of $200,000 in cash on October 1, 2003 from each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC in exchange for promissory notes and stock purchase warrants issued to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth & Income Trust PLC.

The Company filed a Current Report on Form 8-K on October 14, 2003 to report the announcement the Company's earnings results for the fiscal year ending June 30, 2003.

Item 14. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. Based on his evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's principal executive and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                            Integrated Security Systems, Inc.
                                            ---------------------------------
                                                     (Registrant)

Date: October 14, 2003                      /s/ C. A. RUNDELL, JR.
                                            ------------------------------------
                                            C. A. Rundell, Jr.
                                            Director, Chairman of the Board, and
                                            Chief Executive Officer (Principal
                                            Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            Integrated Security Systems, Inc.
                                            ---------------------------------
                                                      (Registrant)

Date: October 14, 2003                      /s/ C. A. RUNDELL, JR.
                                            ------------------------------------
                                            C. A. Rundell, Jr.
                                            Director, Chairman of the Board, and
                                            Chief Executive Officer (Principal
                                            Executive and Financial Officer)

Date: October 14, 2003                      /s/ RICHARD B. POWELL
                                            ------------------------------------
                                            Richard B. Powell
                                            Vice President, Chief Accounting
                                            Officer, Secretary (Principal
                                            Accounting Officer)

Date: October 14, 2003                      /s/ ALAN M. ARSHT
                                            ------------------------------------
                                            Alan M. Arsht
                                            Director

Date: October 14, 2003                      /s/ PETER BEARE
                                            ------------------------------------
                                            Peter Beare
                                            Director

Date: October 14, 2003                      /s/ WILLIAM D. BREEDLOVE
                                            ------------------------------------
                                            William D. Breedlove
                                            Director

Date: October 14, 2003                      /s/ RUSSELL CLEVELAND
                                            ------------------------------------
                                            Russell Cleveland
                                            Director

Date: October 14, 2003                      /s/ ROBERT M. GALECKE
                                            ------------------------------------
                                            Robert M. Galecke
                                            Director

Date: October 14, 2003                      /s/ FRANK R. MARLOW
                                            ------------------------------------
                                            Frank R. Marlow
                                            Director