Form 10QSB
period 2003-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2003-11-19
CIK 741114

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             -----------------------

                                   Form 10-QSB

                             -----------------------


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003.

| |      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT  OF  1934  FOR  THE  TRANSITION   PERIOD  FROM   ______________  TO
         ______________.


                         Commission file number 1-11900


                        Integrated Security Systems, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                          75-2422983
        ------------------------       ---------------------------------
        (State of incorporation)       (IRS Employer Identification No.)


          8200 Springwood Drive, Suite 230, Irving, Texas       75063
          -----------------------------------------------     ----------
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

As of October 31, 2003, 73,442,880 shares of the Registrant's common stock were outstanding.

Transitional Small Business  Disclosure Format:   Yes [ ]   No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                      Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets at September 30, 2003
                 (unaudited) and June 30, 2003                          3

              Consolidated Statements of Operations (unaudited)
                 for the three months ended September 30, 2003
                 and 2002                                               4

              Consolidated Statements of Cash Flows (unaudited)
                 for the three months ended September 30, 2003
                 and 2002                                               5

              Notes to Financial Statements                             6

     Item 2.  Management's Discussion and Analysis or Plan
                 of Operation                                          12

     Item 3.  Controls and Procedures                                  14


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                        15

     Item 2.  Changes in Securities                                    15

     Item 3.  Defaults Upon Senior Securities                          15

     Item 4.  Submission of Matters to a Vote of Security Holders      15

     Item 5.  Other Information                                        15

     Item 6.  Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                             17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                   September 30,       June 30,
                                                                       2003              2003
                                                                   -------------     -------------
                                                                    (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $     246,958     $     177,078
   Accounts receivable, net of allowance for doubtful
     accounts of $96,210 and $64,183, respectively                     1,872,732           545,337
   Inventories                                                         1,059,335           630,995
   Other current assets                                                   64,391            70,071
                                                                   -------------     -------------
     Total current assets                                              3,243,416         1,423,481

Property and equipment, net                                              579,024           481,608
Goodwill                                                               4,294,064              --
Other assets                                                              28,461            15,011
                                                                   -------------     -------------
     Total assets                                                  $   8,144,965     $   1,920,100
                                                                   =============     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                $   1,713,484     $     538,190
   Accrued liabilities                                                   858,384           510,000
   Current portion of long-term debt                                   2,878,554           374,330
                                                                   -------------     -------------
     Total current liabilities                                     $   5,450,422     $   1,422,520
                                                                   -------------     -------------

Long-term debt                                                           575,075         1,919,409

Preferred stock subject to redemption                                       --           7,495,052

Stockholders' deficit:
   Preferred stock, $.01 par value, 750,000 shares authorized;
     100,750 and 161,345 shares, respectively, issued and
     outstanding (liquidation value of $2,015,000)                         1,008             1,613
   Common stock, $.01 par value, 75,000,000 shares
     authorized; 73,422,880 and 12,881,110 shares,
     respectively, issued                                                734,229           128,811
   Additional paid in capital                                         30,325,930        18,434,838
   Accumulated deficit                                               (28,822,949)      (27,363,393)
   Treasury stock, at cost - 50,000 common shares                       (118,750)         (118,750)
                                                                   -------------     -------------
     Total stockholders' equity (deficit)                              2,199,468        (8,916,881)
                                                                   -------------     -------------
       Total liabilities and stockholders' equity (deficit)        $   8,144,965     $   1,920,100
                                                                   =============     =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             For the Three Months Ended
                                                                    September 30,
                                                            -----------------------------
                                                                2003             2002
                                                            ------------     ------------
Sales                                                       $  1,719,896     $  1,413,095
Cost of sales                                                  1,068,280          828,426
                                                            ------------     ------------
Gross margin                                                     651,616          584,669
                                                            ------------     ------------

Operating expenses:
  Selling, general and administrative                            675,700          590,486
  Research and product development                               138,957           34,982
                                                            ------------     ------------
                                                                 814,657          625,468
                                                            ------------     ------------

Loss from operations                                            (163,041)         (40,799)

Other expense:
  Interest expense                                              (252,686)         (53,148)
                                                            ------------     ------------

Net loss                                                        (415,727)         (93,947)

Preferred dividends                                              (41,400)        (154,950)
                                                            ------------     ------------

Net loss allocable to common stockholders                   $   (457,127)    $   (248,897)
                                                            ============     ============
Weighted average common and
   common equivalent shares
   outstanding  - basic and diluted                           30,659,213       11,891,825
                                                            ============     ============

Net loss per share                                          $      (0.02)    $      (0.02)
                                                            ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             For the Three Months Ended
                                                                    September 30,
                                                             ---------------------------
                                                                2003            2002
                                                             -----------     -----------
Cash flows from operating activities:
   Net loss                                                  $  (415,727)    $   (93,947)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                 32,806          30,388
     Provision for bad debt                                        5,500            --
     Provision for warranty reserve                               10,000          12,000
     Provision for inventory reserve                               2,000          18,000
     Amortization of debt discount                               166,888            --
     Expenses paid with stock, warrants and options               48,847          24,924
     Changes in operating assets and liabilities,
       net of effects of acquisition:
          Accounts receivable                                   (244,651)        161,638
          Inventories                                            (82,659)         53,359
          Other assets                                            11,331           6,854
          Accounts payable                                       235,675         (68,513)
          Accrued liabilities                                    199,400         (80,572)
                                                             -----------     -----------
           Net cash provided(used) in operating activities       (30,590)         64,131
                                                             -----------     -----------

Cash flows from investing activities:
   Purchase of property and equipment                            (13,793)         (9,206)
   Purchase of business                                         (586,915)           --
   Capitalized software development costs                           --          (128,772)
                                                             -----------     -----------
           Net cash used in investing activities                (600,708)       (137,978)
                                                             -----------     -----------

Cash flows from financing activities:
   Employee stock option exercise                                  9,375           4,125
   Payments on debt and other liabilities                       (266,597)        (19,749)
   Proceeds from notes payable and long-term debt                958,400         187,962
                                                             -----------     -----------
           Net cash provided by financing activities             701,178         172,338
                                                             -----------     -----------

Increase in cash and cash equivalents                             69,880          98,491
Cash and cash equivalents at beginning of period                 177,078          28,958
                                                             -----------     -----------
Cash and cash equivalents at end of period                   $   246,958     $   127,449
                                                             ===========     ===========

Supplemental disclosure of noncash financing activities
   Conversion preferred stock                                $ 7,495,052            --
   Issuance of company common stock in payment of
     preferred stock dividends                               $ 1,043,829            --


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Quarters Ended September 30, 2003 and 2002


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 2003 Annual Report on Form 10-KSB filed on October 14, 2003 with the Securities and Exchange Commission.


Note 2 - Reclassification

Certain reclassifications of prior year amounts have been made to conform to the current period presentation.


Note 3 - Accounts Receivable

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


                                                          September 30,
                                                   ---------------------------
                                                      2003            2002
                                                   -----------     -----------

Accounts receivable:
   Trade receivables                               $ 1,968,942     $   973,466
   Less: allowance for doubtful receivables            (42,649)        (99,271)
                                                   -----------     -----------
                                                   $ 1,926,293     $   874,195
                                                   ===========     ===========

Allowance for doubtful receivables:
   Beginning Balance                               $    64,183     $   100,692
        Bad debt expense                                 5,500            --
        Accounts written-off                           (27,034)         (1,421)
                                                   -----------     -----------
   Ending Balance                                  $    42,649     $    99,271
                                                   ===========     ===========

Note 4 - Software Development Costs

We account for software developments costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Accordingly, qualifying costs that are deemed to be recoverable are capitalized and amortized using the greater of the revenue method or the straight-line method over five years. At September 30, 2003 and June 30, 2003, software development costs had not been capitalized because of uncertainty regarding their recoverability. Capitalized software development costs of $128,772 at September 30, 2002 were expensed during the fourth quarter of fiscal 2003 due to the unrecoverability and resulting impairment of these costs.


Note 5 - Product Warranties

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

The changes in the Company's product warranty liability are as follows:

                                                   September 30,
                                              -----------------------
                                                2003          2002
                                              ---------     ---------
      Liability, beginning of year            $ 135,471     $  97,095
      Expense for new warranties issued          10,000        12,000
      Warranty Claims                           (25,119)      (35,360)
                                              ---------     ---------
      Liability, end of period                $ 120,352     $  73,735
                                              =========     =========

Note 6 - Stock Options

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. If the Company recognized compensation expense as recommended under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), based on the fair value at the grant dates, the Company's pro forma net loss and net loss per share would have been as follows:

                                                     For the Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                       2003             2002
                                                     ---------        ---------
Net loss, as reported                                $(531,874)       $ (93,947)
Add:  Stock-based employee compensation
    expense included in reported net loss                 --               --

Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method                                            (252,454)         (12,039)
                                                     ---------        ---------
Pro forma net loss                                   $(784,328)       $(105,986)
                                                     =========        =========

Earnings per share:
    Basic and Diluted - as reported                  $   (0.02)       $   (0.01)
                                                     =========        =========
    Basic and Diluted - pro forma                    $   (0.03)       $   (0.01)
                                                     =========        =========

The fair value of these  options  was  estimated  at the date of grant using the
Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2004 and 2003, respectively: no dividend yield, expected volatility of 108.1% to 119.6% and 110.1%; risk-free interest rates of approximately 2.27% to 3.30% and 2.31% and expected lives of three and five years.


Note 7 - Preferred Stock Conversion

During August and September 2003, all of the holders of the Company's Series F and Series G Preferred Stock converted all of these shares at a rate of 125 shares of Common Stock for each share of the Preferred Stock and all of the related accrued dividends at a rate of $0.20 into the Company's $0.01 par value common stock. These conversions are detailed in the following tables.


                        Convertible Preferred Stock
    --------------------------------------------------------------------
       Preferred Stock           Number of               Number of
           Series             Preferred Shares         Common Shares
    --------------------------------------------------------------------
    Series F                            60,595             7,574,375
    Series G                           299,802            37,475,250


               Convertible Preferred Stock Accrued Dividends
    ---------------------------------------------------------------------
       Preferred Stock            Amount of              Number of
           Series             Accrued Dividends        Common Shares
    ---------------------------------------------------------------------
    Series F                           $175,350              876,750
    Series G                            868,480            4,342,400

Note 8 - Preferred Stock Dividend Arrearage

At September 30, 2003, the Company had dividends in arrears in the amount of $224,513 related to its outstanding Series A, and D preferred stock, which consists of the following:


                               Shares          Dividends
                             Outstanding      In Arrears
                             -----------      -----------
         Series A $20              9,500      $      --
         Series D $20             91,250          224,513
                             -----------      -----------
                                 100,750      $   224,513
                             ===========      ===========


Note 9 - Acquisition of Assets

On September 5, 2003, the Company acquired all of the issued and outstanding shares of common stock of ARMR Services Corporation ("ARMR"), a manufacturing company that engineers and manufactures high security crash rated barriers, parking control equipment and other security systems for business and government use, in a merger transaction. In exchange for all the outstanding shares of ARMR, the Company paid the selling stockholders approximately $3.8 million in common stock (10 million shares) of the Company and $500,000 in cash, which had been obtained through the issuance of a $500,000 convertible promissory note in September 2003. In addition, the Company and the sellers executed an earn-out agreement for maximum additional payments of approximately $2.2 million based on sales over the next three years. The Company entered into this merger transaction seeing it as an opportunistic acquisition that would allow it to expand its product offering and customer base in conjunction with the Company's strategic growth plans. The acquisition and merger of ARMR was accounted for using the purchase method of accounting. As such, the assets and liabilities of ARMR were recorded at their estimated fair value and the results of operations have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price in excess of the book value of the net assets acquired has been allocated to goodwill. The Company is in the process of allocating the purchase price to the assets acquired. Any adjustment resulting from this allocation will reduce the amount of goodwill and any required amortization will be recorded. It is expected this allocation will be completed by March 31, 2004. The table below summarizes the current allocation of the purchase price based on the estimated fair values of the assets acquired:

                                            Estimated Values
                                            ----------------

Cash and cash equivalents                   $         29,000
Accounts receivable                                1,088,000
Inventory                                            348,000
Property and equipment                               116,000
Other assets                                          19,000
Accounts payable                                    (940,000)
Accrued liabilities                                 (254,000)
Current debt                                        (337,000)
Long-term debt                                       (63,000)
Goodwill                                           4,294,000
                                            ----------------
Purchase price                              $      4,300,000
                                            ================

The following unaudited pro forma consolidated statements of operations have been prepared as if the acquisition discussed above had occurred at July 1, 2003.

                                               For the Three Months Ended
                                                      September 30,
                                              ----------------------------
                                                  2003            2002
                                              ------------    ------------

Sales                                         $  2,405,823    $  3,205,383
Net loss allocable to common stockholders     $   (634,907)   $   (122,818)
Net loss per share allocable to common
       stockholders, basic and diluted        $      (0.02)   $      (0.01)

Weighted average shares outstanding,
       basic and diluted                        30,659,213      11,891,825



Note 10 - Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares. At September 30, 2003 and 2002, there were 86,649,507 and 68,941,029 potentially dilutive common shares outstanding were not included in weighted average shares outstanding because their effect is antidilutive.

As discussed in Note 7 and Note 8, all outstanding shares of the Series F and Series G Preferred Stock and all of the related accrued dividends were converted into common shares during August and September 2003. These conversions increased to number of common shares outstanding by 50,268,775 shares. As discussed in
Note 9, 10,000,000 common shares were issued in September 2003 in a purchase transaction. Per share amounts for the first quarter of fiscal 2004 reflect these additional common shares outstanding.

At October 31, 2003, the Company had approximately 99,340,617 shares of common and common stock equivalents outstanding, which is in excess of the authorized shares of 75,000,000. The Company will be seeking shareholder approval for an increase in the number of authorized shares, in order to accommodate for this excess, at the next annual shareholders' meeting.


Note 11 - Financing

In exchange for an aggregate of $500,000 cash investment, the Company issued a convertible promissory note to BFS US Special Opportunities Trust PLC ("BFS"), a public limited company registered in England and Wales, on September 5, 2003. The convertible promissory note is in the original principal amount of $500,000 and has an annual interest rate of 7% and is payable in monthly installments on the first day of each month. The convertible promissory note, plus interest, is due on September 5, 2008. The convertible promissory note is convertible at the option of BFS into the common stock of the Company at a conversion price of $0.40 per share (1,250,000 shares). On the date the convertible promissory not was issued, the Company's common stock had a market value of $0.45 per share, resulting in a beneficial conversion feature of $62,500. This amount has been reflected in the financial statements as a discount on debt and will be amortized as additional interest expense over the term of the note. The Company has the right to call the convertible promissory note if the market price of the commons stock of the Company is above $0.60 per share for period of 60 days.

In exchange for an aggregate of $100,000 cash investment, the Company issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company, on September 26, 2003. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 7%. The promissory note, plus interest, is due on April 1, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction the Company issued a stock purchase warrant to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company. The stock purchase warrant entitles Mr. Rundell to purchase from the Company 125,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.40 per share. The value assigned to the warrant of $36,300 was recorded as a debt discount and will be amortized as interest expense over the term of the note.


Note 12 - Subsequent Event - Financing

In exchange for an aggregate of $400,000 cash investment, the Company issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC on October 1, 2003. Each of the two promissory notes is in the original principal amount of $200,000 and has an annual interest rate of 7%. The promissory notes, plus interest, are due on April 1, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on October 1, 2003, the Company issued a stock purchase warrant to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.40 per share. The value assigned to these warrants of $145,450 is being amortized over the terms of the notes.

Note 13 - Business Segments

Information for the Company's reportable segments for the three months ended September 30, 2003 and 2002 is as follows:

                                            For the Three Months Ended
                                                  September 30,
                                           ----------------------------
                                               2003             2002
                                           -----------      -----------
       Sales
          B&B ARMR Corporation             $ 1,627,895      $ 1,374,880
          Intelli-Site, Inc.                    91,911           38,215
                                           -----------      -----------
                                           $ 1,719,896      $ 1,413,905
                                           ===========      ===========

       Income (loss) from operations
          B&B Electromatic, Inc.           $   (10,635)     $   113,098
          Intelli-Site, Inc.                   (94,703)         (72,231)
          Corporate                            (78,973)         (81,665)
                                           -----------      -----------
                                           $  (163,041)     $   (40,798)
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

All statements other than statements of historical fact included in this quarterly report on Form 10-QSB, including the statements under "Part I. --Item
2. Management's Discussion and Analysis or Plan of Operation" and located elsewhere in this quarterly report on Form 10-QSB regarding the financial position and liquidity of the Company are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations, are disclosed in this quarterly report on Form 10-QSB. The Company does not undertake any obligation to publicly revise its forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report on Form 10-QSB.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Sales. The Company's total sales increased by $0.3 million, or 22%, to $1.7 million during the quarter ended September 30, 2003 from $1.4 million during the quarter ended September 30, 2002. This increase is due to the inclusion of the sales of ARMR Services Corporation, as a result of the merger of ARMR with the Company's B&B Electromatic, Inc. subsidiary into B&B ARMR Corporation on September 1, 2003.

Gross Margin. Gross margin as a percentage of sales decreased to 38% during the quarter ending September 30, 2003 from 41% during the quarter ending September 30, 2002. This decrease is due to a less favorable product mix at the Company's B&B ARMR subsidiary.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $85,000 or 14% during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. This increase is primarily due to the inclusion of ARMR Services Corporation as a result of the merger of B&B Electromatic, Inc. and ARMR Services Corporation.

Research and Product Development. Research and product development expenses increased by approximately $104,000 during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. This increase is primarily due to approximately $86,000 in software development costs in the current quarter compared to the capitalization of approximately $96,000 in software development costs at the Company's Intelli-Site, Inc. subsidiary during the same quarter a year ago. Research and development expenditures increased approximately $18,000 related to the Company's B&B ARMR subsidiary.

Interest Expense. Interest expense increased by approximately $200,000 during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 due to the issuance of warrants in conjunction with securing additional debt and the interest on that debt was obtained to meet working capital needs coupled with additional debt financing subsequent to the quarter ending September 30, 2002.

Liquidity and Capital Resources

The  Company's  cash  position  increased  by $69,880  during the quarter  ended
September 30, 2003, compared to the quarter ended September 30, 2002. At September 30, 2003, the Company had $246,958 in cash and cash equivalents and had approximately $666,000 outstanding under its accounts receivable factoring facilities. The factoring facilities, which are secured by accounts receivable and inventory, permits the Company to borrow up to a combined $1.8 million, subject to availability under its borrowing base.

For the three months ended September 30, 2003, the Company's operating activities used $30,590 of cash compared to $64,131 of cash provided in operations during the three months ended September 30, 2002.

The Company used $13,793 for the purchase of property and equipment during the quarter ended September 30, 2003, compared to $9,206 for the quarter ended September 30, 2002. In addition, the Company acquired net assets using $586,915 of cash in connection with the asset purchase and merger with ARMR Services Corporation. Please see Note 9 (Acquisition of Assets) to the financial statements above for details regarding this transaction.

During the quarter ending September 30, 2003, the Company issued 3.8 million shares of its $0.01 par value common stock in the asset purchase and merger with ARMR Services Corporation. Please see Note 9 (Acquisition of Assets) to the financial statements above for details regarding this transaction.

During the quarter ended September 30, 2003, the Company financed its operations with cash flows from borrowings of $958,400 compared to $187,962 during the quarter ended September 30, 2002. The Company made payments of $266,597 on debt and other liabilities during the quarter ended September 30, 2003, compared to payments of $19,749 on debt and other liabilities during the quarter ended September 30, 2002.

During the quarter ending September 30, 2003, the holders of the Company's Series F and Series G preferred stock converted all the Series F and G preferred stock and related accrued dividends into approximately 50 million shares of the Company's $0.01 par value common stock. Please see Note 7 (Preferred Stock Conversion) to the financial statements above for details regarding this transaction.

During the fiscal quarter ended September 30, 2003, the Company received a $500,000 cash investment from BFS US Special Opportunities Trust PLC in order to finance the purchase/merger of ARMR Services Corporation. Please see Note 11 (Financing) to the financial statements above for details regarding these investments.

The cash that the Company receives from the accounts receivable factoring facilities is utilized to support Company-wide operations. The Company's working capital requirements will depend upon many factors, including future sales of the Company's products, the Company's operating results, the status of competitive products, and actual profits compared to the Company's business plan. The Company is currently experiencing declining liquidity, which makes it difficult for the Company to meet its current cash requirements and may jeopardize the Company's ability to continue as a going concern and the Company's auditor issued a going concern modification in their auditors' report for our year ended June 30, 2003. The Company intends to address its liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections. At the present time and in the foreseeable future, the Company will need to obtain additional financing either through equity placement or additional debt. There can be no assurance that the Company will be able to secure such financing. If the Company's liquidity does not improve, it may have to seek a merger partner, limit its operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to the Company or disadvantageous to the Company's stockholders.

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At October 31, 2003, the Company's backlog was approximately $3.5 million. The Company expects that it will fill the majority of this backlog by December 31, 2004.


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

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company has begun to integrate its current internal control program and procedures that are currently in place at the Company into the operations of the newly acquired operations of ARMR Services Corporation and anticipates this integration to be completed by March 2004.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 2.  Changes in Securities.

During the three months ended September 30, 2003, the Company issued unregistered securities in connection with the transactions described below. The issuances of convertible promissory notes, promissory notes and convertible warrants were exempt from the registration requirements of the Securities Act, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the warrants.

In exchange for an aggregate of $500,000 cash investment, the Company issued a convertible promissory note to BFS US Special Opportunities Trust PLC ("BFS"), a public limited company registered in England and Wales, on September 5, 2003. The convertible promissory note is in the original principal amount of $500,000 and has an annual interest rate of 7% and is payable in monthly installments on the first day of each month. The convertible promissory note, plus interest, is due on September 5, 2008. The convertible promissory note is convertible at the option of BFS into the common stock of the Company at a conversion price of $0.40 per share (1,250,000 shares). The Company has the right to call the convertible promissory note if the market price of the commons stock of the Company is above $0.60 per share for period of 60 days.

In exchange for an aggregate of $100,000 cash investment, the Company issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company, on September 26, 2003. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 7%. The promissory note, plus interest, is due on April 1, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction the Company issued a stock purchase warrant to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company. The stock purchase warrant entitles the Mr. Rundell to purchase from the Company 125,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.40 per share.


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     31.1      Officer's Certificate Pursuant to Section 302

     32.1      Officer's Certificate Pursuant to Section 906

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

                                         Integrated Security Systems, Inc.
                                         ---------------------------------
                                                   (Registrant)



Date:   November 19, 2003                /s/ C. A. RUNDELL, JR.
                                         ----------------------
                                         C. A. Rundell, Jr.
                                         Director, Chairman of the Board, and
                                         Chief Executive Officer (Principal
                                         Executive and Financial Officer)


Date:   November 19, 2003                /s/ RICHARD B. POWELL
                                         ---------------------
                                         Richard B. Powell
                                         Vice President, Chief Accounting
                                         Officer, Secretary (Principal
                                         Accounting Officer)