Form 10QSB
period 2003-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2004-02-17
CIK 741114

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                   Form 10-QSB

                            ------------------------


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2003.

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________TO____________.


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

As of January 31, 2004, 73,905,319 shares of the Registrant's common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets at December 31, 2003 (unaudited)
               and June 30, 2003                                             3

            Consolidated Statements of Operations (unaudited) for the
               three and six months ended December 31, 2003 and 2002         4

            Consolidated Statements of Cash Flows (unaudited) for the
               six months ended December 31, 2003 and 2002                   5

            Notes to Financial Statements                                    6

   Item 2.  Management's Discussion and Analysis or Plan of Operation       12

   Item 3.  Controls and Procedures                                         15


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                               16

   Item 2.  Changes in Securities                                           16

   Item 3.  Defaults Upon Senior Securities                                 16

   Item 4.  Submission of Matters to a Vote of Security Holders             16

   Item 5.  Other Information                                               16

   Item 6.  Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                                  18

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                   December 31,       June 30,
                                                                       2003             2003
                                                                   ------------     ------------
                                                                   (Unaudited)
                                 ASSETS
Current assets:
   Cash and cash equivalents                                       $    300,485     $    177,078
   Accounts receivable, net of allowance for doubtful
     accounts of $104,417 and $64,183, respectively                   2,426,955          545,337
   Inventories                                                          862,108          630,995
   Other current assets                                                  40,518           70,071
                                                                   ------------     ------------
     Total current assets                                             3,630,066        1,423,481

Property and equipment, net                                             629,719          481,608
Goodwill                                                              4,440,282             --
Other assets                                                             34,336           15,011
                                                                   ------------     ------------
     Total assets                                                  $  8,734,403     $  1,920,100
                                                                   ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                $  2,060,400     $    538,190
   Accrued liabilities                                                  718,776          510,000
   Current portion of long-term debt - net of discount                3,515,833          374,330
                                                                   ------------     ------------
     Total current liabilities                                     $  6,295,009     $  1,422,520
                                                                   ------------     ------------

Long-term debt                                                          599,281        1,919,409

Preferred stock subject to redemption                                      --          7,495,052

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 750,000 shares
     authorized; 100,750 and 161,345 shares,
     respectively, issued and outstanding (liquidation
     value of $2,015,000 and $3,529,875, respectively)                    1,008            1,613
   Common stock, $.01 par value, 75,000,000 shares
     authorized; 73,905,319 and 12,881,110 shares
     issued, respectively                                               739,053          128,811
   Additional paid in capital                                        30,548,057       18,434,838
   Accumulated deficit                                              (29,329,255)     (27,363,393)
   Treasury stock, at cost - 50,000 common shares                      (118,750)        (118,750)
                                                                   ------------     ------------
     Total stockholders' equity (deficit)                             1,840,113       (8,916,881)
                                                                   ------------     ------------
       Total liabilities and stockholders' equity (deficit)        $  8,734,403     $  1,920,100
                                                                   ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                     For the Three Months Ended         For the Six Months Ended
                                            December 31,                      December 31,
                                    ----------------------------      ----------------------------
                                        2003            2002              2003            2002
                                    ------------    ------------      ------------    ------------
Sales                               $  3,367,883    $  1,525,538      $  5,087,780    $  2,938,633
Cost of sales                          2,263,003       1,022,195         3,322,051       1,850,622
                                    ------------    ------------      ------------    ------------
Gross margin                           1,104,880         503,343         1,765,729       1,088,011
                                    ------------    ------------      ------------    ------------

Operating expenses:
   Selling, general and
     administrative                    1,012,037         534,613         1,696,971       1,125,098
   Research and product
     development                         187,557          60,234           326,513          95,215
                                    ------------    ------------      ------------    ------------
                                       1,199,594         594,847         2,023,484       1,220,313
                                    ------------    ------------      ------------    ------------

Loss from operations                     (94,714)        (91,504)         (257,755)       (132,302)

Other income (expense):
   Interest expense                     (411,587)        (74,534)         (664,272)       (127,682)
                                    ------------    ------------      ------------    ------------

Net loss                                (506,301)       (166,038)         (922,027)       (259,984)

Preferred dividends                      (41,400)       (154,950)          (82,800)       (309,900)
                                    ------------    ------------      ------------    ------------

Net loss allocable to common
   stockholders                     $   (547,701)   $   (320,988)     $ (1,004,827)   $   (569,884)
                                    ============    ============      ============    ============

Weighted average common
   shares outstanding -
   basic and diluted                  73,595,757      12,124,568        52,127,485      12,008,197
                                    ============    ============      ============    ============

Net loss per share - basic
   and diluted                      $      (0.01)   $      (0.03)     $      (0.02)   $      (0.05)
                                    ============    ============      ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the Six Months Ended
                                                                       December 31,
                                                                ---------------------------
                                                                   2003            2002
                                                                -----------     -----------
Cash flows from operating activities:
   Net loss                                                     $  (922,027)    $  (259,984)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                    79,665          63,185
     Provision for bad debt                                          15,500         (30,000)
     Provision for warranty reserve                                  30,000          39,000
     Provision for inventory reserve                                  1,000          26,000
     Amortization of debt discount                                  300,032            --
     Expenses paid with stock, warrants and options                 237,047          79,126
   Changes in operating assets and liabilities,
     net of effects of acquisition:
     Accounts receivable                                           (808,874)        174,481
     Inventories                                                    115,568             642
     Other assets                                                    29,329           7,366
     Accounts payable                                               582,590          17,428
     Accrued liabilities                                             39,789          (1,883)
                                                                -----------     -----------
           Net cash provided (used) in operating activities        (300,381)        115,361
                                                                -----------     -----------

Cash flows from investing activities:
   Purchase of property and equipment                              (111,347)        (43,279)
   Purchase of business, net of cash acquired                      (733,134)           --
   Capitalized software development costs                              --          (224,900)
                                                                -----------     -----------
           Net cash used in investing activities                   (844,481)       (268,179)
                                                                -----------     -----------

Cash flows from financing activities:
   Employee stock option exercise                                    48,125           4,125
   Payments on debt and other liabilities                          (371,354)        (38,502)
   Proceeds from notes payable and long-term debt                 1,591,498         184,020
                                                                -----------     -----------
           Net cash provided by financing activities              1,268,269         149,643
                                                                -----------     -----------

Increase (decrease) in cash and cash equivalents                    123,407          (3,175)
Cash and cash equivalents at beginning of period                    177,078          28,958
                                                                -----------     -----------
Cash and cash equivalents at end of period                      $   300,485     $    25,783
                                                                ===========     ===========

Supplemental disclosure of noncash financing activities
     Conversion preferred stock                                 $ 7,495,052            --
     Issuance of company common stock in payment of
       preferred stock dividends                                $ 1,043,830     $    92,558


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended December 31, 2003 and 2002

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

The  accompanying  financial  statements  include  the  accounts  of  Integrated
Security Systems, Inc. and both of its subsidiaries, B&B ARMR Corporation and Intelli-Site, Inc., with all intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 2003 Annual Report on Form 10-KSB filed on October 14, 2003 with the Securities and Exchange Commission.

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

                                                         December 31,
                                                  ---------------------------
                                                     2003            2002
                                                  -----------     -----------

  Accounts receivable:
     Trade receivables                            $ 2,531,372     $   956,992
     Less: allowance for doubtful receivables        (104,417)        (65,641)
                                                  -----------     -----------
                                                  $ 2,426,955     $   891,351
                                                  ===========     ===========

  Allowance for doubtful receivables:
     Beginning Balance                            $    64,183     $   100,692
          Bad debt expense (credit)                    15,500         (30,000)
          Accounts written-off                        (28,827)         (5,051)
          ARMR Services Corporation merger             53,561              --
                                                  -----------     -----------
     Ending Balance                               $   104,417     $    65,641
                                                  ===========     ===========

Note 4 - Software Development Costs

We account for software developments costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Accordingly, qualifying costs that are deemed to be recoverable are capitalized and amortized using the greater of the revenue method or the straight-line method over five years. At December 31, 2003 and June 30, 2003, software development costs had not been capitalized because of uncertainty regarding their recoverability. Capitalized software development costs of $224,900 at December 31, 2002 were expensed during the fourth quarter of fiscal 2003 due to the unrecoverability and resulting impairment of these costs.

Note 5 - Product Warranties

The Company offers one-year, two-year and five-year warranties on products it manufactures. The length of the warranty is dictated by competition. The Company provides for repair or replacement of components and/or products that contain defects of material or workmanship. When the Company uses other manufacturers' components, the warranties of the other manufacturers are passed to the dealers and end users.

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

The changes in the Company's product warranty liability are as follows:

                                                     December 31,
                                               -----------------------
                                                 2003          2002
                                               ---------     ---------
     Liability, beginning of year              $ 135,471     $  97,095
     Expense for new warranties issued            30,000        39,000
     Warranty Claims                             (55,853)      (74,872)
                                               ---------     ---------
     Liability, end of period                  $ 109,618     $  61,223
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

                                     For the Three Months Ended         For the Six Months Ended
                                            December 31,                      December 31,
                                     ---------------------------       ---------------------------
                                        2003            2002              2003            2002
                                     -----------     -----------       -----------     -----------
Net loss, as reported                $  (506,301)    $  (166,038)      $  (922,027)    $  (259,984)
Deduct:  Total stock-based
   employee compensation
   expense determined under
   fair value based method              (144,638)        (32,245)         (335,614)        (44,366)
                                     -----------     -----------       -----------     -----------
Pro forma net loss                   $  (650,939)    $  (198,283)      $(1,257,641)    $  (304,350)
                                     ===========     ===========       ===========     ===========

Earnings per share:
   Basic and Diluted-as reported     $     (0.01)    $     (0.03)      $     (0.02)    $     (0.05)
                                     ===========     ===========       ===========     ===========
   Basic and Diluted-pro forma       $     (0.01)    $     (0.03)      $     (0.03)    $     (0.05)
                                     ===========     ===========       ===========     ===========

The fair value of these  options  was  estimated  at the date of grant using the
Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2004 and 2003, respectively: no dividend yield, expected lives of three and five years with expected volatility and risk-free interest rates as outlined in the following table:

                                For the Three Months Ended              For the Six Months Ended
                                       December 31,                           December 31,
                            ----------------------------------     ----------------------------------
                                 2003               2002                2003               2002
                            ---------------    ---------------     ---------------    ---------------
Expected volatility             108.34%            107.50%             108.31%            108.36%

Risk-free interest rate           3.31%              2.50%               3.30%              2.56%

Note 7 - Preferred Stock Conversion

During the first quarter of fiscal 2004, all of the holders of the Company's Series F and Series G Preferred Stock converted all of these shares at a rate of 125 shares of Common Stock for each share of the Preferred Stock and all of the related accrued dividends at a rate of $0.20 into the Company's $0.01 par value common stock. These conversions are detailed in the following tables.

                           Convertible Preferred Stock
      --------------------------------------------------------------------

        Preferred Stock              Number of               Number of
            Series               Preferred Shares          Common Shares
      -------------------      --------------------      -----------------
           Series F                    60,595                7,574,375
           Series G                   299,802               37,475,250


                  Convertible Preferred Stock Accrued Dividends
      --------------------------------------------------------------------
        Preferred Stock             Amount of                Number of
            Series              Accrued Dividends          Common Shares
      -------------------      --------------------      -----------------
           Series F                  $175,350                  876,750
           Series G                   868,480                4,342,400

Note 8 - Preferred Stock Dividend Arrearage

At December 31, 2003, the Company had dividends in arrears in the amount of $265,913 related to its outstanding Series A and D preferred stock, which consists of the following:

                           ----------------------------
                             Shares          Dividends
                           Outstanding      In Arrears
                           -----------      -----------
          Series A $20           9,500      $      --
          Series D $20          91,250          265,913
                           -----------      -----------
                               100,750      $   265,913
                           ===========      ===========

Note 9 - Acquisition of Assets

On September 5, 2003, the Company acquired all of the issued and outstanding shares of common stock of ARMR Services Corporation ("ARMR"), a manufacturing company that engineers and manufactures high security crash rated barriers, parking control equipment and other security systems for business and government use, in a merger transaction. In exchange for all the outstanding shares of ARMR, the Company paid the selling stockholders approximately $3.8 million in common stock (10 million shares) of the Company and $500,000 in cash, which had been obtained through the issuance of a $500,000 convertible promissory note in September 2003. In addition, the Company and the sellers executed an earn-out agreement for maximum additional payments of approximately $2.2 million based on sales over the next three years. Any additional consideration will increase the recorded goodwill. The Company entered into this merger transaction seeing it as an opportunistic acquisition that would allow it to expand its product offering and customer base in conjunction with the Company's strategic growth plans. The acquisition and merger of ARMR was accounted for using the purchase method of accounting. As such, the assets and liabilities of ARMR were recorded at their estimated fair value and the results of operations have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price in excess of the book value of the net assets acquired has been allocated to goodwill. The Company is in the process of allocating the purchase price to the assets acquired. Any adjustment resulting from this allocation will reduce the amount of goodwill and any required amortization will be recorded. It is expected this allocation will be completed by the end of fiscal 2004. The table below summarizes the current allocation of the purchase price based on the estimated fair values of the assets acquired:

                                            Estimated Values
                                            ----------------

                Cash and cash equivalents        $    29,000
                Accounts receivable                1,088,000
                Inventory                            348,000
                Property and equipment               116,000
                Other assets                          19,000
                Accounts payable                    (940,000)
                Accrued liabilities                 (400,000)
                Current debt                        (337,000)
                Long-term debt                       (63,000)
                Goodwill                           4,440,000
                                            ----------------
                Purchase price                   $ 4,300,000
                                            ================

The following unaudited pro forma consolidated statements of operations have been prepared as if the acquisition discussed above had occurred at the beginning of each period presented.

                                   For the Three Months Ended          For the Six Months Ended
                                          December 31,                       December 31,
                                  -----------------------------      -----------------------------
                                      2003             2002               2003              2002
                                  ------------     ------------      ------------     ------------
Sales                             $  4,053,810     $  3,317,826      $  5,733,707     $  6,523,210
Net loss allocable to
    common stockholders           $   (725,481)    $   (194,909)     $ (1,182,608)    $   (317,727)
Net loss per share allocable
    to common stockholders,
    basic and diluted             $      (0.01)    $      (0.01)     $      (0.02)    $      (0.01)

Weighted average shares
    outstanding,
    basic and diluted               73,595,757       22,124,568        55,714,441       21,994,570

Note 10 - Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares outstanding during the period. At December 31, 2003 and 2002, 26,998,622 and 63,996,275 potentially dilutive common shares outstanding were not included in the computation of diluted loss per share because their effect is antidilutive due to the net loss for the period.

At January 31, 2004, the Company had approximately 100,903,941 shares of common and common stock equivalents outstanding, which is in excess of the authorized shares of 75,000,000. The Company will be seeking shareholder approval for an increase in the number of authorized shares, in order to accommodate for this excess, at the next annual shareholders' meeting.

Note 11 - Financing

In exchange for an aggregate of $400,000 cash investment, the Company issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC on October 1, 2003. Each of the two promissory notes is in the original principal amount of $200,000 and has an annual interest rate of 7%. The promissory notes, plus interest, are due on April 1, 2004. Interest is payable in monthly installments on the first day of each month. As a part of this transaction, on October 1, 2003, the Company issued a stock purchase warrant to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. and Frost National Bank FBO Renaissance US Growth Investment Trust PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.40 per share.The value assigned to these warrants of $145,450 is being amortized as additional interest expense over the terms of the notes.

Note 12 - Business Segments

Information for the Company's reportable segments at December 31, 2003 and June 30, 2003 is as follows:

                                       December 31,       June 30,
                                           2003             2003
                                       ------------     ------------
        Assets
          B&B ARMR Corporation         $  8,620,033     $  1,720,137
          Intelli-Site, Inc.                 75,434           51,754
          Corporate                          38,936          148,209
                                       ------------     ------------
                                       $  8,734,403     $  1,920,100
                                       ============     ============

Information for the Company's reportable segments for the three and six months ended December 31, 2003 and 2002 is as follows:

                                  For the Three Months Ended        For the Six Months Ended
                                         December 31,                     December 31,
                                  ---------------------------      ---------------------------
                                     2003            2002             2003            2002
                                  -----------     -----------      -----------     -----------
Sales
   B&B ARMR Corporation           $ 3,293,548     $ 1,447,911      $ 4,921,534     $ 2,822,791
   Intelli-Site, Inc.                  74,335          77,627          166,246         115,842
                                  -----------     -----------      -----------     -----------
                                  $ 3,367,883     $ 1,525,538      $ 5,087,780     $ 2,938,633
                                  ===========     ===========      ===========     ===========

Income (loss) from operations
   B&B ARMR Corporation           $    74,113     $    24,656      $    84,747     $   137,754
   Intelli-Site, Inc.                 (89,325)        (49,111)        (184,027)       (121,342)
   Corporate                          (79,502)        (67,049)        (158,475)       (148,714)
                                  -----------     -----------      -----------     -----------
                                  $   (94,714)    $   (91,504)     $  (257,755)    $  (132,302)
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

All statements other than statements of historical fact included in this quarterly report on Form 10-QSB, including the statements under "Part I. -- Item
2. Management's Discussion and Analysis or Plan of Operation" and located elsewhere in this quarterly report on Form 10-QSB regarding the financial position and liquidity of the Company are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations, are disclosed in this quarterly report on Form 10-QSB. The Company does not undertake any obligation to publicly revise its forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report on Form 10-QSB.

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

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Sales. The Company's total sales increased by $1.8 million, or 121%, to $3.4 million during the quarter ended December 31, 2003 from $1.5 million during the quarter ended December 31, 2002. This increase is due to the inclusion of the sales of ARMR Services Corporation, as a result of the merger of ARMR with the Company's B&B Electromatic, Inc. subsidiary into B&B ARMR Corporation on September 5, 2003.

Gross Margin. Gross margin increased by $0.6 million, or 120%, to $1.1 million during the quarter ending December 31, 2003 from $0.5 million during the quarter ending December 31, 2002. This increase is due to inclusion of ARMR Services Corporation as a result of the merger of B&B Electromatic, Inc. and ARMR Services Corporation. Gross margin as a percentage of sales remained comparable for the three months ended December 31, 2003 and 2002.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses increased by approximately $477,000 or 89% during the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. This increase is primarily due to the inclusion of ARMR Services Corporation as a result of the merger of B&B Electromatic, Inc. and ARMR Services Corporation.

Research and Product Development. Research and product development expenses increased by approximately $127,000 during the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. This increase is primarily due to approximately $87,000 in software development costs in the current quarter compared to the capitalization of approximately $96,000 in software development costs at the Company's Intelli-Site, Inc. subsidiary during the same quarter a year ago. Research and development expenditures increased approximately $40,000 related to the Company's B&B ARMR subsidiary.

Interest Expense. Interest expense increased by approximately $337,000 during the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002 due to the amortization of the value of warrants issued in conjunction with securing additional debt and the interest on debt that was obtained to meet working capital needs coupled with additional debt financing subsequent to the quarter ending December 31, 2002.

Six Months  Ended  December 31, 2003  Compared to Six months Ended  December 31,
2002

Sales. The Company's total sales increased by $2.2 million, or 73%, to $5.1 million during the six months ended December 31, 2003 from $2.9 million during the six months ended December 31, 2002. This increase is due to the inclusion of the sales of ARMR Services Corporation, as a result of the merger of ARMR with the Company's B&B Electromatic, Inc. subsidiary into B&B ARMR Corporation on September 5, 2003.

Gross Margin. Gross margin increased by $0.7 million, or 62%, to $1.8 million during the six months ending December 31, 2003 from $1.1 million during the six months ending December 31, 2002. This increase is due to inclusion of ARMR Services Corporation as a result of the merger of B&B Electromatic, Inc. and ARMR Services Corporation. Gross margin as a percentage of sales decreased slightly, but remained comparable at 35% and 37% for the six months ended December 31, 2003 and 2002.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $572,000 or 51% during the six months ended December 31, 2003 compared to the six months ended December 31, 2002. This increase is primarily due to the inclusion of ARMR Services Corporation as a result of the merger of B&B Electromatic, Inc. and ARMR Services Corporation.

Research and Product Development. Research and product development expenses increased by approximately $230,000 or 243% during the six months ended December 31, 2003 compared to the six months ended December 31, 2002. This increase is primarily due to approximately $173,000 in software development costs in the current six month period compared to the capitalization of approximately $160,000 in software development costs at the Company's Intelli-Site, Inc. subsidiary during the same six month period a year ago. Research and development expenditures increased approximately $58,000 related to the Company's B&B ARMR subsidiary.

Interest Expense. Interest expense decreased by $537,000 during the six months ended December 31, 2003 compared to the six months ended December 31, 2002 due to the amortization of the value of warrants issued in conjunction with securing additional debt and the interest on debt that was obtained to meet working capital needs coupled with additional debt financing subsequent to the six months ending December 31, 2002.

Liquidity and Capital Resources

The Company's cash position increased by $123,407 during the six months ended December 31, 2003. At December 31, 2003, the Company had $300,485 in cash and cash equivalents and had approximately $845,000 outstanding under its accounts receivable factoring facilities. The factoring facilities, which are secured by accounts receivable and inventory, permits the Company to borrow up to a combined $1.8 million, subject to availability under its borrowing base.

For the six months ended December 31, 2003, the Company's operating activities used $300,381 of cash compared to $115,361 of cash provided in operations during the six months ended December 31, 2002.

The Company used $111,347 for the purchase of property and equipment during the six months ended December 31, 2003, compared to $43,729 for the six months ended December 31, 2002. In addition, the Company used cash of $733,134 in connection with the asset purchase and merger with ARMR Services Corporation. Please see
Note 9 (Acquisition of Assets) to the financial statements above for details regarding this transaction.

During the six months ending December 31, 2003, the Company issued 3.8 million shares of its $0.01 par value common stock in the asset purchase and merger with ARMR Services Corporation. Please see Note 9 (Acquisition of Assets) to the financial statements above for details regarding this transaction.

During the six months ended December 31, 2003, the Company financed its operations with cash flows from borrowings of $1,591,498 compared to $184,020 during the six months ended December 31, 2002. The Company made payments of $371,354 on debt and other liabilities during the six months ended December 31, 2003, compared to payments of $38,502 on debt and other liabilities during the six months ended December 31, 2002.

During the six months ending December 31, 2003, the holders of the Company's Series F and Series G preferred stock converted all the Series F and G preferred stock and related accrued dividends into approximately 50 million shares of the Company's $0.01 par value common stock. Please see Note 7 (Preferred Stock Conversion) to the financial statements above for details regarding this transaction.

During the six months ended December 31, 2003, the Company received $500,000 in cash from BFS US Special Opportunities Trust PLC in exchange for a convertible promissory note in order to finance the purchase/merger of ARMR Services Corporation.

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

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At January 31, 2004, the Company's backlog was approximately $6.5 million. The Company expects that it will fill the majority of this backlog by March 31, 2005.

Item 3.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. Based on his evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's principal executive and financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company has begun to integrate the operations of the newly acquired operations of ARMR Services Corporation into its current internal control program and procedures that are currently in place at the Company into and anticipates this integration to be completed by the end of fiscal 2004. This integration is resulting in changes to virtually all areas of the Company's internal controls in order to provide effective monitoring and control of the newly integrated operations.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 2.  Changes in Securities.

During the six months ended December 31, 2003, the Company issued unregistered securities in connection with the transactions described below. The issuances of convertible promissory notes, promissory notes and convertible warrants were exempt from the registration requirements of the Securities Act, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the warrants.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     31.1    Officer's Certificate Pursuant to Section 302

     32.1    Officer's Certificate Pursuant to Section 906

(b)  Reports filed on Form 8-K.

     The Company filed a Current Report on Form 8-K/A on November 21, 2003 as an amendment to the Current Report on Form 8-K filed on September 22, 2003 which reported the acquisition of ARMR Services Corporation in a merger whereby, effective September 5, 2003, ARMR Services Corporation was merged with and into a wholly-owned subsidiary of the Company, on September 5, 2003.

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

                                    Integrated Security Systems, Inc.
                                    ---------------------------------
                                              (Registrant)


Date:   February 17, 2004           /s/ C. A. RUNDELL, JR.
                                    ------------------------------------------
                                    C. A. Rundell, Jr.
                                    Director, Chairman of the Board, and Chief
                                    Executive Officer (Principal Executive and
                                    Financial Officer)


Date:   February 17, 2004           /s/ RICHARD B. POWELL
                                    ------------------------------------------
                                    Richard B. Powell
                                    Vice President, Chief Accounting Officer,
                                    Secretary (Principal Accounting Officer)