Form 10QSB
period 2004-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2004-05-12
CIK 741114

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ----------------------

                                   Form 10-QSB

                             ----------------------


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004.

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

As of April 30, 2004, 74,986,491 shares of the Registrant's common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes [ ]    No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                     Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets at and March 31, 2004
            (unaudited) June 30, 2003                                  3

            Consolidated Statements of Operations (unaudited)
            for the three and nine months ended March 31, 2004
            and 2003                                                   4

            Consolidated Statements of Cash Flows (unaudited)
            for the nine months ended March 31, 2004 and 2003          5

            Notes to Financial Statements                              6

   Item 2.  Management's Discussion and Analysis or Plan of
            Operation                                                 12

   Item 3.  Controls and Procedures                                   15


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                         16

   Item 2.  Changes in Securities                                     16

   Item 3.  Defaults Upon Senior Securities                           16

   Item 4.  Submission of Matters to a Vote of Security Holders       16

   Item 5.  Other Information                                         16

   Item 6.  Exhibits and Reports on Form 8-K                          16

SIGNATURES                                                            17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                     March 31,        June 30,
                                                                       2004             2003
                                                                   ------------     ------------
                                                                   (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $     89,281     $    177,078
   Accounts receivable, net of allowance
     for doubtful accounts of $117,814
     and $64,183, respectively                                        2,333,206          545,337
   Inventories                                                        1,176,262          630,995
   Other current assets                                                  55,783           70,071
                                                                   ------------     ------------
     Total current assets                                             3,654,532        1,423,481

Property and equipment, net                                             648,741          481,608
Goodwill                                                              4,444,278             --
Other assets                                                             32,171           15,011
                                                                   ------------     ------------
     Total assets                                                  $  8,779,722     $  1,920,100
                                                                   ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                $  2,066,428     $    538,190
   Accrued liabilities                                                  994,101          510,000
   Current portion of long-term debt - net
     of discount                                                      4,164,155          374,330
                                                                   ------------     ------------
     Total current liabilities                                     $  7,224,684     $  1,422,520
                                                                   ------------     ------------

Long-term debt                                                          600,649        1,919,409

Preferred stock subject to redemption                                      --          7,495,052

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 750,000
     shares authorized; 100,750 and 161,345
     shares, respectively, issued and
     outstanding (liquidation value of
     $2,015,000 and $3,529,875, respectively)                             1,008            1,613
   Common stock, $.01 par value, 75,000,000
     shares authorized; 74,862,491 and
     12,881,110 shares issued, respectively                             748,625          128,811
   Additional paid in capital                                        30,722,122       18,434,838
   Accumulated deficit                                              (30,398,616)     (27,363,393)
   Treasury stock, at cost - 50,000 common shares                      (118,750)        (118,750)
                                                                   ------------     ------------
     Total stockholders' equity (deficit)                               954,389       (8,916,881)
                                                                   ------------     ------------
       Total liabilities and stockholders' equity (deficit)        $  8,779,722     $  1,920,100
                                                                   ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                        For the Three Months Ended         For the Nine Months Ended
                                                 March 31,                         March 31,
                                       -----------------------------     -----------------------------
                                           2004             2003             2004             2003
                                       ------------     ------------     ------------     ------------
Sales                                  $  2,779,102     $  1,231,468     $  7,866,881     $  4,170,101
Cost of sales                             1,885,019          821,149        5,233,121        2,671,771
                                       ------------     ------------     ------------     ------------
Gross margin                                894,083          410,319        2,633,760        1,498,330
                                       ------------     ------------     ------------     ------------
Operating expenses:
   Selling, general and
     administrative                       1,353,553          611,993        3,025,194        1,739,132
   Research and product
     development                            138,193          153,082          463,986          246,255
                                       ------------     ------------     ------------     ------------
                                          1,491,746          765,075        3,489,180        1,985,387
                                       ------------     ------------     ------------     ------------

Loss from operations                       (597,663)        (354,756)        (855,420)        (487,057)

Other income (expense):
   Interest expense                        (420,847)         (99,439)      (1,085,122)        (227,121)
                                       ------------     ------------     ------------     ------------

Net loss                                 (1,018,510)        (454,195)      (1,940,542)        (714,178)

Preferred dividends                         (40,950)        (151,581)        (123,750)        (461,481)
                                       ------------     ------------     ------------     ------------

Net loss allocable to common
   stockholders                        $ (1,059,460)    $   (605,776)    $ (2,064,292)    $ (1,175,659)
                                       ============     ============     ============     ============

Weighted average common shares
   outstanding - basic and diluted       74,440,513       12,455,837       59,511,069       12,155,232
                                       ============     ============     ============     ============

Net loss per share - basic and
   diluted                             $      (0.01)    $      (0.05)    $      (0.03)    $      (0.10)
                                       ============     ============     ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             For the Nine Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                               2004            2003
                                                            -----------     -----------
Cash flows from operating activities:
   Net loss                                                 $(1,940,542)    $  (714,178)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                               142,399          96,072
     Provision for bad debt                                      39,500         (30,000)
     Provision for warranty reserve                             105,000          74,000
     Provision for inventory reserve                              1,000          41,000
     Amortization of debt discount                              578,627          96,333
     Expenses paid with stock, warrants and options             249,834          53,721
     Changes in operating assets and liabilities,
       net of effects of acquisition:
          Accounts receivable                                  (739,125)        264,326
          Inventories                                          (198,586)         23,496
          Other assets                                           16,228           8,365
          Accounts payable                                      588,623         (60,462)
          Accrued liabilities                                   240,113         (37,173)
                                                            -----------     -----------
           Net cash used in operating activities               (916,929)       (184,500)
                                                            -----------     -----------

Cash flows from investing activities:
   Purchase of property and equipment                          (193,102)        (61,428)
   Purchase of business, net of cash acquired                  (737,130)           --
   Capitalized software development costs                          --          (224,900)
                                                            -----------     -----------
           Net cash used in investing activities               (930,232)       (286,328)
                                                            -----------     -----------

Cash flows from financing activities:
   Employee stock option exercise                                48,125           4,125
   Warrant exercise                                             120,000            --
   Payments on debt and other liabilities                      (411,838)       (136,776)
   Proceeds from notes payable and long-term debt             2,003,077         627,277
                                                            -----------     -----------
           Net cash provided by financing activities          1,759,364         494,626
                                                            -----------     -----------

Increase (decrease) in cash and cash equivalents                (87,797)         23,798
Cash and cash equivalents at beginning of period                177,078          28,958
                                                            -----------     -----------
Cash and cash equivalents at end of period                  $    89,281     $    52,756
                                                            ===========     ===========

Supplemental disclosure of noncash financing activities
     Conversion preferred stock                             $ 7,495,052     $      --
     Issuance of company common stock in payment of
      preferred stock dividends                             $ 1,094,680     $    92,558


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                    Nine Months Ended March 31, 2004 and 2003


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

The  accompanying  financial  statements  include  the  accounts  of  Integrated
Security Systems, Inc. and both of its subsidiaries, B&B ARMR Corporation and Intelli-Site, Inc. (collectively, the "Company"), with all intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 2003 Annual Report on Form 10-KSB filed on October 14, 2003 with the Securities and Exchange Commission.


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

                                                          March 31,
                                                  --------------------------
                                                     2004           2003
                                                  -----------    -----------

Accounts receivable:
     Trade receivables                            $ 2,451,020    $   865,689
     Less:  allowance for doubtful receivables       (117,814)       (64,183)
                                                  -----------    -----------
                                                  $ 2,333,206    $   801,586
                                                  ===========    ===========

Allowance for doubtful receivables:
     Beginning Balance                            $    64,183    $   100,692
          Bad debt expense (credit)                    39,500        (30,000)
          Accounts written-off                        (39,430)        (6,509)
          ARMR Services Corporation merger             53,561           --
                                                  -----------    -----------
     Ending Balance                               $   117,814    $    64,183
                                                  ===========    ===========

Note 4 - Software Development Costs

Qualifying software development costs that are deemed to be recoverable are capitalized and amortized using the greater of the revenue method or the straight-line method over five years. At March 31, 2004 and June 30, 2003, software development costs had not been capitalized because of uncertainty regarding their recoverability. Capitalized software development costs of $224,900 at March 31, 2003 were expensed during the fourth quarter of fiscal 2003 due to the unrecoverability and resulting impairment of these costs.


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

The changes in the Company's product warranty liability are as follows:

                                                       March 31,
                                                -----------------------
                                                  2004          2003
                                                ---------     ---------
        Liability, beginning of year            $ 135,471     $  97,095
        Expense for new warranties issued         105,000        74,000
        Warranty Claims                          (118,346)      (99,873)
                                                ---------     ---------
        Liability, end of period                $ 122,125     $  71,222
                                                =========     =========

Note 6 - Stock Options

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. If the Company recognized compensation expense as recommended under Statement of Financial Accounting Standards No. 123, based on the fair value at the grant dates, the Company's pro forma net loss and net loss per share would have been as follows:

                                     For the Three Months Ended       For the Nine Months Ended
                                              March 31,                       March 31,
                                     ---------------------------     ---------------------------
                                        2004            2003            2004            2003
                                     -----------     -----------     -----------     -----------
Net loss, as reported                $(1,018,510)    $  (454,195)    $(1,940,542)    $  (714,178)
Deduct:  Total stock-based
   employee compensation
   expense determined under
   fair value based method               (60,015)         (2,718)       (395,629)        (47,083)
                                     -----------     -----------     -----------     -----------
Pro forma net loss                   $(1,078,525)    $  (456,913)    $(2,336,171)    $  (761,261)
                                     ===========     ===========     ===========     ===========

Earnings per share:
   Basic and Diluted-as reported     $     (0.01)    $     (0.05)    $     (0.03)    $     (0.10)
                                     ===========     ===========     ===========     ===========
   Basic and Diluted-pro forma       $     (0.02)    $     (0.05)    $     (0.04)    $     (0.10)
                                     ===========     ===========     ===========     ===========

The fair value of these  options  was  estimated  at the date of grant using the
Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2004 and 2003, respectively: no dividend yield, expected lives of three and five years with expected volatility and risk-free interest rates as outlined in the following table:

                                     For the Three Months Ended       For the Nine Months Ended
                                              March 31,                       March 31,
                                     ---------------------------     ---------------------------
                                        2004            2003            2004            2003
                                     -----------     -----------     -----------     -----------
Expected volatility                      108.04%         106.38%         108.28%         108.19%

Risk-free interest rate                    3.20%           1.88%           3.29%           2.50%

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

                        Convertible Preferred Stock
    --------------------------------------------------------------------
         Preferred Stock            Number of              Number of
             Series             Preferred Shares         Common Shares
      ----------------------    ----------------         -------------
      Series F                            60,595             7,574,375
      Series G                           299,802            37,475,250

               Convertible Preferred Stock Accrued Dividends
    --------------------------------------------------------------------
         Preferred Stock            Amount of              Number of
             Series             Accrued Dividends        Common Shares
      ----------------------    -----------------        -------------
      Series F                  $         175,350              876,750
      Series G                            868,480            4,342,400


Note 8 - Preferred Stock Dividend Arrearage

At March 31, 2004, the Company had dividends in arrears in the amount of $256,013 related to its outstanding Series A and D Preferred Stock, which consists of the following:

                               ---------------------------
                                 Shares         Dividends
                               Outstanding     In Arrears
                               -----------     -----------
            Series A $20             9,500     $      --
            Series D $20            91,250         256,013
                               -----------     -----------
                                   100,750     $   256,013
                               ===========     ===========


Note 9 - Acquisition of Assets

On September 5, 2003, the Company acquired all of the issued and outstanding shares of common stock of ARMR Services Corporation ("ARMR"), a manufacturing company that engineers and manufactures high security crash rated barriers, parking control equipment and other security systems for business and government use, in a merger transaction. In exchange for all the outstanding shares of ARMR, the Company paid the selling stockholders approximately $3.8 million in common stock (10 million shares) of the Company and $500,000 in cash, which had been obtained in September 2003 through the issuance of a $500,000 convertible promissory note. In addition, the Company and the sellers executed an earn-out agreement for maximum additional payments of approximately $2.2 million based on sales over the next three years. Any additional consideration will increase the recorded goodwill. The Company entered into this merger transaction seeing it as an opportunistic acquisition that would allow it to expand its product offering and customer base in conjunction with the Company's strategic growth plans. The acquisition and merger of ARMR was accounted for using the purchase method of accounting. As such, the assets and liabilities of ARMR were recorded at their estimated fair value and the results of operations have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price in excess of the book value of the net assets acquired has been allocated to goodwill. The Company is in the process of allocating the purchase price to the assets acquired. Any adjustment resulting from this allocation will reduce the amount of goodwill and any required amortization will be recorded.

It is expected this allocation will be completed by the end of fiscal 2004. The table below summarizes the current allocation of the purchase price based on the estimated fair values of the assets acquired:

                                         Estimated Values
                                         ----------------
        Cash and cash equivalents        $         29,000
        Accounts receivable                     1,088,000
        Inventory                                 348,000
        Property and equipment                    116,000
        Other assets                               19,000
        Accounts payable                         (940,000)
        Accrued liabilities                      (404,000)
        Current debt                             (337,000)
        Long-term debt                            (63,000)
        Goodwill                                4,444,000
                                         ----------------
        Purchase price                   $      4,300,000
                                         ================

The following unaudited pro forma consolidated statements of operations have been prepared as if the acquisition discussed above had occurred at the beginning of each period presented.

                                      For the
                                 Three Months Ended        For the Nine Months Ended
                                      March 31,                    March 31,
                                 ------------------      -----------------------------
                                        2003                 2004             2003
                                 ------------------      ------------     ------------
Sales                            $        2,248,986      $  8,552,808     $  8,772,195
Net loss allocable to
  common stockholders            $         (738,046)     $ (2,201,122)    $ (1,055,771)
Net loss per share allocable
  to common stockholders,
  basic and diluted              $            (0.03)     $      (0.04)    $      (0.05)

Weighted average shares
  outstanding,
  basic and diluted                      22,455,837        61,911,069       22,155,232

Note 10 - Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares outstanding during the period. At March 31, 2004 and 2003, 26,598,622 and 66,019,423 potentially dilutive common shares outstanding were not included in the computation of diluted loss per share because their effect is antidilutive due to the net loss for the period.

At April 30, 2004, the Company had approximately 101,103,941 shares of common and common stock equivalents outstanding, which is in excess of the authorized shares of 75,000,000. The Company will be seeking shareholder approval for an increase in the number of authorized shares, in order to accommodate for this excess, at the next annual shareholders' meeting.


Note 11 - Subsequent Events - Financing

In exchange for an aggregate of $240,000 cash investment, the Company issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company on April 14, 2004. The promissory note is in the original principal amount of $240,000 and has an annual interest rate of 6 1/2%. The promissory note, plus interest, is due on August 14, 2004. Interest is payable in monthly installments on the first day of each month. This promissory note was paid in full, including unpaid and accrued interest, on May 7, 2004.

In exchange for an aggregate of $100,000 cash investment, the Company issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company on April 28, 2004. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 6 1/2%. The promissory note, plus interest, is due on August 28, 2004. Interest is payable in monthly installments on the first day of each month.


Note 12 - Business Segments

Information for the Company's reportable segments at March 31, 2004 and June 30, 2003 is as follows:

                                        March 31,       June 30,
                                          2004            2003
                                       -----------     -----------
        Assets/(liabilities)
           B&B ARMR Corporation        $ 8,732,075     $ 1,720,137
           Intelli-Site, Inc.               60,779          51,754
           Corporate                       (13,132)        148,209
                                       -----------     -----------
                                       $ 8,779,722     $ 1,920,100
                                       ===========     ===========

Information for the Company's reportable segments for the three and nine months ended March 31, 2004 and 2003 is as follows:

                                 For the Three Months Ended        For the Nine Months Ended
                                          March 31,                        March 31,
                                 ---------------------------      ---------------------------
                                    2004            2003             2004            2003
                                 -----------     -----------      -----------     -----------
Sales
   B&B ARMR Corporation          $ 2,730,605     $ 1,210,611      $ 7,652,138     $ 4,033,042
   Intelli-Site, Inc.                 48,497          20,857          214,743         136,699
                                 -----------     -----------      -----------     -----------
                                 $ 2,779,102     $ 1,231,468      $ 7,866,881     $ 4,170,101
                                 ===========     ===========      ===========     ===========

Income (loss) from operations
   B&B ARMR Corporation          $  (392,537)    $   (96,460)     $  (307,793)    $    41,294
   Intelli-Site, Inc.               (107,205)       (183,701)        (291,232)       (305,043)
   Corporate                         (97,921)        (74,595)        (256,395)       (223,308)
                                 -----------     -----------      -----------     -----------
                                 $  (597,663)    $  (354,756)     $  (855,420)    $  (487,057)
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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Sales. The Company's total sales increased by $1.5 million, or 126%, to $2.7 million during the quarter ended March 31, 2004 from $1.2 million during the quarter ended March 31, 2003. This increase is due to the inclusion of the sales of ARMR Services Corporation, as a result of the merger of ARMR with the Company's B&B Electromatic, Inc. subsidiary into B&B ARMR Corporation on September 5, 2003.

Gross Margin. Gross margin increased by $0.5 million, or 118%, to $0.9 million during the quarter ended March 31, 2004 from $0.4 million during the quarter ended March 31, 2003. This increase is due to inclusion of ARMR Services Corporation as a result of the merger of B&B Electromatic, Inc. and ARMR Services Corporation. Gross margin as a percentage of sales remained comparable for the three months ended March 31, 2004 and 2003.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses increased by approximately $742,000 or 121% during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. This increase is primarily due to the inclusion of ARMR Services Corporation as a result of the merger of B&B Electromatic, Inc. and ARMR Services Corporation, as well as approximately $190,000 incurred in connection with the relocation of the manufacturing operations of B&B ARMR Corporation from Manassas, Virginia to Norwood, Louisiana.

Research and Product Development. Research and product development expenses remained comparable, with a slight decrease of approximately $15,000 or 10% during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

Interest Expense. Interest expense increased by approximately $320,000 during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 due to the amortization of the value of warrants issued in conjunction with securing additional debt and the interest on debt that was obtained to meet working capital needs coupled with additional debt financing subsequent to the quarter ending March 31, 2003.

Nine Months Ended March 31, 2004 Compared to Nine months Ended March 31, 2003

Sales. The Company's total sales increased by $3.7 million, or 89%, to $7.9 million during the nine months ended March 31, 2004 from $4.2 million during the nine months ended March 31, 2003. This increase is due to the inclusion of the sales of ARMR Services Corporation, as a result of the merger of ARMR with the Company's B&B Electromatic, Inc. subsidiary into B&B ARMR Corporation on September 5, 2003.

Gross Margin. Gross margin increased by $1.1 million, or 76%, to $2.6 million during the nine months ended March 31, 2004 from $1.5 million during the nine months ended March 31, 2003. This increase is due to inclusion of ARMR Services Corporation as a result of the merger of B&B Electromatic, Inc. and ARMR Services Corporation. Gross margin as a percentage of sales decreased slightly, but remained comparable at 33% and 36% for the nine months ended March 31, 2004 and 2003.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $1.3 million or 74% during the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003. This increase is primarily due to the inclusion of ARMR Services Corporation as a result of the merger of B&B Electromatic, Inc. and ARMR Services Corporation, as well as approximately $190,000 incurred in connection with the relocation of the manufacturing operations of B&B ARMR Corporation from Manassas, Virginia to Norwood, Louisiana.

Research and Product Development. Research and product development expenses increased by approximately $218,000 or 88% during the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003. This increase is primarily due to approximately $263,000 in software development costs in the current nine month period compared to approximately $95,000 in software development costs at the Company's Intelli-Site, Inc. subsidiary during the same nine month period a year ago. Research and development expenditures increased approximately $50,000 related to the Company's B&B ARMR subsidiary.

Interest Expense. Interest expense increased by $858,000 during the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003 due to the amortization of the value of warrants issued in conjunction with securing additional debt and the interest on debt that was obtained to meet working capital needs coupled with additional debt financing subsequent to the nine months ended March 31, 2003.

Liquidity and Capital Resources

The Company's cash position decreased by $87,797 during the nine months ended March 31, 2004. At March 31, 2004, the Company had $89,281 in cash and cash equivalents and had approximately $1.2 million outstanding under its accounts receivable factoring facility. The factoring facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to a combined $3.0 million, subject to availability under its borrowing base.

For the nine months ended March 31, 2004, the Company's operating activities used $916,929 of cash compared to $184,500 of cash used in operations during the nine months ended March 31, 2003.

The Company used $193,102 for the purchase of property and equipment during the nine months ended March 31, 2004, compared to $61,428 for the nine months ended March 31, 2003. In addition, the Company used cash of $737,130 in connection with the asset purchase and merger with ARMR Services Corporation. Please see
Note 9 (Acquisition of Assets) to the financial statements above for details regarding this transaction.

During the nine months ending March 31, 2004, the Company issued approximately $3.8 million (10 million shares) of its $0.01 par value common stock in the asset purchase and merger with ARMR Services Corporation. Please see Note 9 (Acquisition of Assets) to the consolidated financial statements for details regarding this transaction.

During the nine months ended March 31, 2004, the Company financed its operations with cash flows from borrowings of $2,003,007 compared to $627,277 during the nine months ended March 31, 2003. The Company made payments of $411,838 on debt and other liabilities during the nine months ended March 31, 2004, compared to payments of $136,776 on debt and other liabilities during the nine months ended March 31, 2003.

During the nine months ended March 31, 2004, the holders of the Company's Series F and Series G preferred stock converted all the Series F and G preferred stock and related accrued dividends into approximately 50 million shares of the Company's $0.01 par value common stock. Please see Note 7 (Preferred Stock Conversion) to the consolidated financial statements for details regarding this transaction.

During the nine months ended March 31, 2004, the Company received $500,000 in cash from BFS US Special Opportunities Trust PLC in exchange for a convertible promissory note in order to finance the purchase/merger of ARMR Services Corporation.

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

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At April 30, 2004, the Company's backlog was approximately $6.0 million. The Company expects that it will fill the majority of this backlog by June 30, 2005.

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

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is continuing to integrate the operations of the newly acquired operations of ARMR Services Corporation into its current internal control program and procedures that are currently in place at the Company and anticipates this integration to be completed by the end of fiscal 2004. This integration is resulting in changes to virtually all areas of the Company's internal controls in order to provide effective monitoring and control of the newly integrated operations.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 2.  Changes in Securities.

During the nine months ended March 31, 2004, the Company issued unregistered securities in connection with financing received during the six months ended December 31, 2003. The issuances of convertible promissory notes, promissory notes and convertible warrants were exempt from the registration requirements of the Securities Act, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering and an appropriate restrictive legend was affixed to the warrants.


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

         31.1   Officer's Certificate Pursuant to Section 302

         32.1   Officer's Certificate Pursuant to Section 906

(b)  Reports filed on Form 8-K.

         The Company filed a current Report on Form 8-K on April 21, 2004 to report the approval by the Company's board of directors of a one-year extension of the warrants initially issued with the Company's April 1993 Initial Public Offering, which warrants were subsequently repriced and swapped for the current outstanding warrants.

         The Company filed a Current Report on Form 8-K on April 21, 2004 to report an additional investment of $240,000 in cash from C. A. Rundell, Jr., who is Chairman and Chief Executive Officer of the Company in exchange for a promissory note issued to Mr. Rundell.

         The Company filed a Current Report on Form 8-K on May 6, 2004 to report an additional investment of $100,000 in cash from C. A. Rundell, Jr., who is Chairman and Chief Executive Officer of the Company in exchange for a promissory note issued to Mr. Rundell.

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

                                         Integrated Security Systems, Inc.
                                         ---------------------------------
                                                    (Registrant)


Date:   May 12, 2004                     /s/ C. A. RUNDELL, JR.
                                         ------------------------------------
                                         C. A. Rundell, Jr.
                                         Director, Chairman of the Board, and
                                         Chief Executive Officer (Principal
                                         Executive and Financial Officer)


Date:   May 12, 2004                     /s/ RICHARD B. POWELL
                                         ------------------------------------
                                         Richard B. Powell
                                         Vice President, Chief Accounting
                                         Officer, Secretary (Principal
                                         Accounting Officer)