Form 10KSB
period 2004-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2004-10-13
CIK 741114

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 _______________

                                   Form 10-KSB
                                 _______________

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

                         Commission File Number: 1-11900

                                 _______________


                        Integrated Security Systems, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Delaware                           75-2422983
      ------------------------       ------------------------------------
      (State of Incorporation)       (I.R.S. Employer Identification No.)


      8200 Springwood Drive, Suite 230, Irving, TX 75063   (972) 444-8280
      -------------------------------------------------------------------
           (Address including zip code, area code and telephone number of Registrant's principal executive offices.)

                                 _______________


Securities registered under to Section 12(b) of the Exchange Act:  None

Securities registered under to Section 12(g) of the Exchange Act:

                               Title of Each Class
                          Common stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $9,827,461

On September 30, 2004, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $6,636,358. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding on September 30, 2004 by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the closing price of the registrant's common stock on September 30, 2004, as reported on the over-the-counter market.

As of September 30, 2004, 84,298,984 shares of the Registrant's common stock and warrants entitling holders to purchase 3,552,338 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS


Item No.                                                                Page

                                     Part I


1.     Description of Business............................................3

2.     Description of Property............................................7

3.     Legal Proceedings..................................................7

4.     Submission of Matters to a Vote of Security Holders................8


                                     Part II


5.     Market for Common Equity, Related Stockholder Matters and
       Small Business Issuer Purchases of Equity Securities...............9

6.     Management's Discussion and Analysis or Plan of Operation.........12

7.     Financial Statements..............................................18

8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................39

8A.    Controls and Procedures...........................................39

8B.    Other Information.................................................39


                                    Part III


9.     Directors, Executive Officers, Promoters and Control
       Persons; Compliance with Section 16(a) of the Exchange Act........39

10.    Executive Compensation............................................42

11.    Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters........................44

12.    Certain Relationships and Related Transactions....................45

13.    Exhibits..........................................................47

14.    Principal Accountant Fees and Services............................51

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


Item 1. Description of Business

General

The Company was formed in December 1991 as a Delaware corporation. The Company became publicly traded in April 1993. The Company designs, develops, manufactures, distributes and services security and traffic control products used in the commercial, industrial and government sectors through two wholly owned subsidiaries, B&B ARMR Corporation ("B&B ARMR") and Intelli-Site, Inc. ("Intelli-Site"). B&B ARMR's products are used in thousands of locations across the country and overseas.

The Company has incurred significant nonrecurring expenses concerning the integration of ARMR Services Corporation, which was purchased and merged with B&B Electromatic, Inc. on September 5, 2003 to create B&B ARMR. In addition, the Company has experienced unanticipated delays in the sale of its Intelli-Site(R) software product and did not meet the anticipated sales levels for this product. The audit report of Grant Thornton LLP, the Company's independent registered public accounting firm, for the Company's consolidated financial statements for the year ended June 30, 2004 states that in fiscal 2004 and 2003 the Company suffered significant losses from operations. The audit report further states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

As previously mentioned, on September 5, 2003, the Company acquired all of the issued and outstanding shares of Common Stock of ARMR Services Corporation ("ARMR") in a merger transaction with the Company's wholly-owned subsidiary, ISSI Merger Sub, Inc., as described in Note 12 to the Consolidated Financial Statements included herein. ARMR is a manufacturing company that engineers and manufactures high security anti-terrorist crash rated barriers, parking control equipment and other security systems for business and government use. By acquiring ARMR, the Company has significantly enhanced its service, product offerings and growth opportunities. As a part of the consideration paid by the Company in the merger, the Company issued 10,000,000 shares of its $0.01 par value Common Stock to ARMR's former stockholders.

B&B ARMR Corporation

B&B ARMR Corporation, the Company's manufacturing subsidiary, designs, manufactures and sells anti-terrorist crash barriers, warning and crash gates, HOV lane changers, navigational lighting, and perimeter security gates and operators. B&B Electromatic, Inc., which had been in operation since 1925, merged with ARMR Services Corporation in September 2003 to form B&B ARMR
Corporation, whose customer network includes distributors, engineering and architectural firms and local, state and federal government agencies, military, institutional and other critical infrastructure clients. A 24/7 service and maintenance group is based in Washington DC, servicing and maintaining a wide range of internally and competitor's manufactured products for federal and government organizations.

Core Business

B&B ARMR's core products are anti-terrorist crash barriers, bollards, wedges and gates, warning gates, operators, gate panels, and soft-stop gates and navigational lighting. These products compete primarily in the homeland security, perimeter security and road and bridge construction and refurbishment markets. These products are used for:

     o    anti-terrorist  crash  barriers  used  to  prevent  malevolent  use of vehicles;
     o    24/7  service  and   maintenance   for   competitors   and  internally
          manufactured products;
     o    operators and gates used in perimeter security;
     o    navigational lights used primarily with waterways;
     o    tow-able barriers for event and temporary closures;
     o    gating and barricading movable bridges;
     o    locking down sections of roads under construction;
     o    gates for reversible lane changer systems; and
     o    HOV control gates, typically soft-stop.

B&B ARMR sells its products through integrators, contractors, electrical sub-contractors and distributors. B&B ARMR maintains Governmental Services Administration ("GSA") schedule agreements for three product families, and license agreements both in North America and internationally. In certain instances, sales are made directly to end-users.

New Business

Since its merger, B&B ARMR has experienced a substantial increase in the sales of its anti-terrorism and crash-rated products not only with the new product range from ARMR, but also with the established products of B&B Electromatic, Inc. Sales also have increased within the fairly stable road and bridge sector. New and increased interest in soft-stop technology has developed, as well as an increase in the overseas business.

During fiscal year 2004, several new products were designed, tested and released by B&B ARMR, such as:

     o A portable/tow-able anti-terrorist crash barrier, Model 850(a number of these products have been manufactured and shipped);
     o    A new anti-terrorist bollard product, Model B-40; and
     o Two new products in the XL product line of hydraulic gate operators, LXL and PXL, both tested to UL325 class 1, 2, 3 and 4 specifications. These new operators offer a wider range of products, enabling us to be more competitive. The LXL has seen high volume sales in part due to reduced need for technical assistance.

The 24/7 service and maintenance group has seen an increasing volume of requests for its services, operating in and around Washington, DC, where there is a large concentration of customers. This group offers front line maintenance of our own and our competitor's products as well as third party products, frequently on an annual contract basis.

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

No two companies, facilities or workgroups are identical, so each has different security requirements. Intelli-Site(R), while a standard product, allows users to define the following aspects of a security system:

     o    Configuration - what is to be integrated;
     o    Graphical User Interface (GUI) - how the operator controls the system;
     o    Functionality - what the system does; and
     o    Databases - what and how data is stored.

In the past, only a custom-designed system could provide this level of user-specific features. Other standard software products either cannot be tailored or attempt to provide limited "customization" through a fixed set of user options. With Intelli-Site(R), user-defined restrictions are limited only by the capabilities of the integrated devices.

Warranties

The Company has one-year, two-year and five-year warranties on products it manufactures. The length of the warranty is generally dictated by competition. The Company provides for repair or replacement of components and/or products that contain defects of material or workmanship. When the Company uses other manufacturers' components, the warranties of the other manufacturers are passed to the dealers and end users. To date, the servicing and replacement of defective software components and products have not been material.

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

Backlog

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At September 30, 2004, the Company's backlog was approximately $6.4 million. The Company expects that it will fill the majority of this backlog by December 31, 2005.

Product Design and Development

As of September 30, 2004, the Company has four employees dedicated to research, development and product engineering. The Company spent $653,591 and $626,004 during fiscal 2004 and 2003, respectively, related to the continual development and enhancement of the Intelli-Site(R) software product as well as the development of several new product lines in the anti-terrorist crash barrier and perimeter security divisions at B&B ARMR.

Competition

B&B ARMR Corporation

B&B ARMR's competition can be divided into four categories: Anti-terrorism, hydraulic gate operators, road and bridge and 24/7 service and maintenance. Anti-terrorism competition has, we believe, increased over fiscal year 2004 as the market has grown worldwide. B&B ARMR is not as large as the two main competitors (Delta Scientific and Nasatka Barriers) in the marketplace, but B&B ARMR is growing in this market sector and is using its years of engineering experience in this area to help secure that growth. In the hydraulic gate operator business, B&B ARMR has one main competitor (Hy Security) and its new product lines offer a growth platform to increase market share in the future. B&B ARMR has one principle competitor (Roadyway) in the road and bridge business, and has continually maintained its market share. B&B ARMR has a unique position within the 24/7 service and maintenance business; however, we believe others may enter this market.

Intelli-Site, Inc.

Many companies across the industry use the term "integrated security system" to describe their products and services. In fact, an integrated security system can range from very limited fixed function systems "integrating" as few as two sub-systems to feature-rich, real-time sophisticated software systems, including custom coded integrated solutions. Differences in functionality, performance, and price among integrated security systems vary greatly. Intelli-Site(R) has the capability to compete across the entire spectrum of integrated security systems, but currently has less than a 1% share of this market. Consequently, Intelli-Site(R) has a diverse set of competitors, depending on the complexity of the integration effort. Intelli-Site(R)'s competitors generally fall into one of three categories: Access control manufacturers, "pure" integrated systems platforms and custom software developers.

The Company, through its two subsidiaries, faces intense competition in the security industry. Some of the Company's competitors are large, well-financed and established companies that have greater name recognition and resources for research and development, manufacturing and marketing than that of the Company. These competitors may be better able to compete for market share.

Employees

As of June 30, 2004, the Company employed 97 people, all in full-time positions. None of the Company's employees are subject to collective bargaining agreements. The Company believes that relations with its employees are good.


Item 2. Description of Property

B&B ARMR Corporation owns its manufacturing and office facility in Norwood, Louisiana. This facility consists of approximately 26,000 square feet of manufacturing and office space on five acres of land. The Company has a mortgage on this property. At September 30, 2004, the principal amount of the mortgage was $540,235. The interest rate is 10.5% and the amortization provisions are standard. The mortgage matured on February 8, 2004 and was refinanced with a new maturity date of February 26, 2006. All other terms and conditions of the original mortgage remained the same.

The Company occupies 5,566 square feet of office space in Irving, Texas. The lease for the Irving facility expires on December 31, 2006. The monthly rent of this lease is $4,290, plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

The Company believes that the Louisiana and Texas properties are in good condition. The Company also believes that the properties, equipment, fixtures and other assets of the Company located within the Company's facilities are adequately insured against loss, that suitable alternative facilities are readily available if the lease agreement described above is not renewed, and that its existing facilities are suitable and adequate to meet current requirements.


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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of stockholders held on May 13, 2004, the Company's stockholders elected C. A. Rundell, Jr., Alan M. Arsht, Peter Beare, William D. Breedlove, Russell Cleveland, Robert M. Galecke, Frank R. Marlow and Paul Roland as directors of the Company to serve until the next annual meeting of stockholders, or until their earlier resignation or removal. The Company's stockholders also considered the following proposals:

         1.     To  approve  an  amendment  to  the  Company's   certificate  of
incorporation to increase the authorized number of shares of Common Stock from 75,000,000 to 150,000,000; and

         2. To transact such other business as may properly come before the annual meeting or any adjournments or postponements thereof.

Each of the foregoing proposals, including the election of directors, were approved at the Company's annual meeting of stockholders. Each board nominee received the number of votes indicated below.

                               Common Stock            Series D Preferred Stock
                        --------------------------    --------------------------
                                        Votes Cast                    Votes Cast
                         Votes Cast     Against or     Votes Cast     Against or
       Nominee          For Election     Withheld     For Election     Withheld
 --------------------   ------------    ----------    ------------    ----------
 C. A. Rundell, Jr.       63,484,301             0       1,337,500             0
 Alan M. Arsht            63,484,301             0       1,337,500             0
 Peter Beare              63,484,301             0       1,337,500             0
 William D. Breedlove     63,484,301             0       1,337,500             0
 Russell Cleveland        63,484,301             0       1,337,500             0
 Robert M. Galecke        63,484,301             0       1,337,500             0
 Frank R. Marlow          63,484,301             0       1,337,500             0
 Paul Roland              63,484,301             0       1,337,500             0


With respect to the approval of Proposal 1 described above, the votes cast for and against, as well as the number of abstentions, were as follows:

                                       Against and
                        For            Abstentions
                     ----------        -----------
                     64,184,301            187,500

                                     PART II


Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

                                          Common Stock
                                       ------------------
                                        High        Low
                                       ------      ------
        Fiscal 2004
            Fourth Quarter             $ 0.81      $ 0.43
            Third Quarter                0.68        0.34
            Second Quarter               0.37        0.26
            First Quarter                0.45        0.15
        Fiscal 2003
            Fourth Quarter             $ 0.23      $ 0.14
            Third Quarter                0.24        0.13
            Second Quarter               0.27        0.19
            First Quarter                0.41        0.28

On September 30, 2004, the last reported sales prices for the common stock as reported on the Over-the-Counter Bulletin Board was $0.41.

Holders

As of September 30, 2004, there were 84,298,984 shares of common stock outstanding and 1,340,505 warrants outstanding entitling holders to purchase 3,552,338 shares of common stock. The shares of common stock are held of record by approximately 181 holders and the warrants are held of record by approximately 37 holders, including those brokerage firms and/or clearing houses holding the Company's common stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

The increase of 71,417,874 in the number of shares of common stock outstanding from 12,881,110 on June 30, 2003 to 84,298,984 on September 30, 2004, is
primarily due to the conversion of all of the Company's Series F and Series G preferred stock into the common stock of the Company by the holders thereof. In this transaction (more fully described in Note 10 to the consolidated financial statements), during the first quarter of fiscal 2003, 60,595 shares of Series F and 299,802 shares of Series G preferred stock were converted into 7,574,375 and 37,475,250 shares, respectively, of the Company's $0.01 par value common stock. In addition, all dividends in arrears of approximately $175,350 related to the Series F and $868,480 related to Series G Preferred Stock were converted at a rate of $0.20 into 876,750 and 4,342,400 shares, respectively, of the Company's $0.01 par value common stock.

In addition, on September 5, 2003, the Company acquired all of the issued and outstanding shares of common stock of ARMR Services Corporation in a merger transaction with the Company's wholly-owned subsidiary, ISSI Merger Sub, Inc., as described in Note 12. As a part of the consideration paid by the Company in the merger, the Company issued 10,000,000 shares of its $0.01 par value common stock to the former stockholders of ARMR Services Corporation.

During fiscal year 2004, the Company issued 9,250,000 shares of its $0.01 par value common stock in exchange for $1,850,000 in cash as the result of the exercise of outstanding stock purchase warrants. The Company also issued 509,000 shares of its $0.01 par value common stock for $86,575 as the result of the exercise of outstanding employee stock options.

The Company also issued 629,162 shares of its $0.01 par value common stock in settlement of preferred stock dividends on its outstanding Series D preferred stock and issued 612,149 shares of its $0.01 par value common stock as payment of interest on debt.

At September 30, 2004 and 2003, the Company had approximately 102,551,045 and 98,808,353 shares of common and common stock equivalents outstanding. The Company obtained stockholder approval for an increase in the number of authorized shares of common stock from 75,000,000 to 150,000,000 at the annual stockholders' meeting held on May 13, 2004 (see Item 4. Submission of Matters to a Vote of Security Holders).

Dividend Policy

The Company has never declared or paid any dividends on the Company's common stock. The Company currently intends to retain future earnings, if any, for the operation and development of the Company's business and to repay outstanding debt. The Company does not intend to pay any dividends on the common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During fiscal 2004 and the first part of fiscal 2005, the Company issued unregistered convertible promissory notes and promissory notes in conjunction with stock purchase warrants in connection with the transactions described below in this Item 5. The issuance of promissory notes and stock purchase warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering, and an appropriate restrictive legend was affixed to the securities.

Issuances of Convertible Promissory Notes and Promissory Notes in Fiscal 2004

In exchange for an aggregate of $500,000 cash investment, the Company issued a convertible promissory note to BFS US Special Opportunities Trust PLC ("BFS"), a public limited company registered in England and Wales, on September 5, 2003. The convertible promissory note is in the original principal amount of $500,000 and has an annual interest rate of 7% and is payable in monthly installments on the first day of each month. The convertible promissory note, plus interest, is due on September 5, 2008. The convertible promissory note is convertible at the option of BFS into the common stock of the Company at a conversion price of $0.40 per share. The Company has the right to call the convertible promissory note if the market price of the common stock of the Company is above $0.60 per share for a period of 60 days.

In exchange for an aggregate of $100,000 cash investment, the Company issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company, on September 26, 2003. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 7%. The promissory note, plus accrued interest, was due on April 1, 2004. The due date of this note was extended until October 1, 2005. Interest is payable in monthly installments on the first day of each month. The note is not convertible in to capital stock of the Company.

As a part of this financing, on September 26, 2003, the Company issued a stock purchase warrant to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company. The stock purchase warrant entitles Mr. Rundell to purchase from the Company 125,000 fully paid and non-assessable shares of Common Stock of the Company for $0.40 per share.

In exchange for an aggregate of $400,000 cash investment, the Company issued a promissory note to each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC on October 1, 2003. Each of the two promissory notes is in the original principal amount of $200,000 and has an annual interest rate of 7%. The promissory notes, plus accrued interest, were due on April 1, 2004. The due date of these notes were extended until October 1, 2005. Interest is payable in monthly installments on the first day of each month. The notes are not convertible into capital stock of the Company.

As a part of this financing, on October 1, 2003, the Company issued a stock purchase warrant to each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC. Each of the two stock purchase warrants entitles the Renaissance entities to purchase from the Company 250,000 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.40 per share.

Subsequent Event - Issuances of Convertible Promissory Note in Fiscal 2005

In exchange for an aggregate of $1,000,000 cash investment, the Company issued a convertible promissory note to BFS US Special Opportunities Trust PLC ("BFS"), a public limited company registered in England and Wales, on August 5, 2004. The convertible promissory note is in the original principal amount of $1,000,000 and has an annual interest rate of 10% and is payable in monthly installments on the first day of each month. The convertible promissory note, plus interest, is due on August 5, 2009. The convertible promissory note is convertible at the option of BFS into the common stock of the Company at a conversion price of $0.38 per share. The Company has the right to call the convertible promissory note if the market price of the common stock of the Company is above $0.60 per share for a period of 60 days.

ARMR Services Corporation Merger

On September 5, 2003, the Company acquired all of the issued and outstanding shares of common stock of ARMR Services Corporation in a merger transaction, as described in Note 12 to the consolidated financial statements. As a part of the consideration paid by the Company in the merger, the Company issued 10,000,000 shares of this $0.01 par value common stock. The issuance of the 10,000,000 shares of the Company's common stock made in connection with the acquisition of ARMR was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction not involving a public offering, and an appropriate restrictive legend was affixed to the securities.

Item 6. Management's Discussion and Analysis or Plan of Operation

General

The audit report of Grant Thornton LLP, the Company's independent registered public accounting firm, for the Company's consolidated financial statements for the fiscal year ended June 30, 2004 states that in fiscal 2004 and 2003 the Company suffered significant losses from operations. The audit report further states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company cannot predict any material trends, events or uncertainties that may affect the Company, its subsidiaries, their businesses, financial condition or liquidity.

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

Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report. However, we do not suggest that other general risk factors, such as those discussed elsewhere in this report as well as changes in our growth objectives or performance could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Significant Accounting Policies

Software Development Costs

Software development costs that are deemed to be recoverable are capitalized and amortized over the greater of the revenue method or the straight-line method over five years. At June 30, 2004 and 2003, software development costs had not been capitalized because of uncertainty regarding their recoverability.

Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the anti-terrorist crash barrier, perimeter security and road and bridge industries. Credit is extended based on evaluation of a customers' financial condition and credit history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

Inventories are carried at the lower of average cost or market. Inventory reserves are specifically identified by both item usage and overall management estimation.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. On an annual basis, the Company compares the fair value of its reporting units with their carrying values. If the carrying value of a reporting unit exceeds its fair value, the Company would recognize an impairment equal to the excess of the carrying value of the operating unit's goodwill over the fair value of its goodwill. The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.

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

Results of Operations

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Sales. Sales for the current fiscal year increased by approximately 96% or $4.8 million to $9.8 million in fiscal year 2004 from $5.0 million in fiscal 2003. This increase is primarily due to the acquisition of ARMR Services Corporation in September 2003.

Gross Margin. Gross margin increased by $0.8 million; however, gross margin as a percentage of sales decreased to 26% in fiscal year 2004 from 36% for fiscal year 2003. The decrease in gross margin as a percentage of sales is principally due to the introduction of several new products and the related inherent manufacturing issues regarding new product introduction as well as the consolidation of the manufacturing facilities in Norwood, Louisiana.

Selling, General and Administrative. Selling, general and administrative expenses increased by 61% or $1.6 million during fiscal 2004 to $4.2 million from $2.6 million for fiscal year 2003 due primarily to the acquisition of ARMR Services Corporation and the relocation and consolidation of the Company's manufacturing operations related to the B&B ARMR Corporation subsidiary.

Software Development Costs. Software development costs of approximately $225,000 were determined to be impaired during fiscal 2003. This adjustment was due to the uncertainty of the recoverability of the costs related to the earlier version 3.5 of Intelli-Site(R), which became impaired when reasonable assurance concerning the recovery of these costs could not be ascertained.

Research and Product Development. Research and development expenses increased 63% or approximately $250,000 during fiscal period 2004 due to the development and testing of several new products at the B&B ARMR subsidiary.

Interest Expense. Interest expense increased by approximately $0.9 million to $1.4 million during fiscal 2004 as compared to $0.5 million during fiscal 2003. This increase is primarily due to nonrecurring and non-cash interest charges incurred that were associated with securing additional financing during fiscal year 2004.

Liquidity and Capital Resources

Cash Position

The Company's cash position decreased $4,390 during fiscal year 2004. At June 30, 2004, the Company had $172,688 in cash and cash equivalents and $850,622 outstanding under its accounts receivable factoring facility. This accounts receivable factoring facility is explained in greater detail below in this section.

Operating Activities

For the fiscal year ended June 30, 2004, the Company's operating activities used $2,267,652 of cash compared to $889,974 cash used during the fiscal year ended June 30, 2003, an increase of $1,377,678. This $1,377,678 increase in cash used in operating activities in fiscal 2004 is primarily due to the increase in net loss offset in part by the effect of the level of investment in working capital and the effects of the ARMR Services Corporation acquisition.

Accounts Receivable Factoring Facility

The Company currently has an Account Transfer Agreement with Evergreen Funding Corporation to factor accounts receivable with recourse. Under the terms of this factoring facility, the Company sells its accounts receivable to Evergreen Funding Corporation, a factoring company. Evergreen Funding Corporation then acts as the principal in collecting those accounts receivable. The Company sells the receivables with recourse. The Company's factoring facility also allows the Company to borrow money from Evergreen Funding Corporation in anticipation of the Company's expected sales. Borrowing money from the factoring company allows the Company to build up its inventories before a peak selling period.

This accounts receivable factoring facility expires March 5, 2005 and may be terminated after that date by either party with 30 days notice. The Company may sell its eligible accounts receivable at an advance rate of 85%, less an adjustable factoring fee, or service charge, of 1.5% to 2.0% of the amount of accounts receivable sold. The factor has recourse to the 15% residual of aggregate accounts receivable purchased and outstanding. The factor may require the Company to repurchase all or any portion of the accounts receivable unpaid following 90 days after its due date. The interest rate charged is equal to the prime rate charged by Chase Bank of Texas, N.A. plus 2% per annum. The monthly minimum borrowing amount is $400,000 and the maximum monthly borrowing amount is $1,800,000, subject to availability under the Company's borrowing base. This facility is secured by the accounts receivable and inventory of the Company's B&B ARMR subsidiary and is guaranteed by the Company and Intelli-Site, Inc. The cash that the Company receives from the accounts receivable factoring facility is used to support Company-wide operations.

Additional Debt Service Obligations

As described in greater detail in "Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities," during the fiscal year ended June 30, 2004, the Company financed its operations with cash flows from long-term borrowings of $2,338,117. The Company made payments of $897,115 on debt.

As discussed in "Item 2. Description of Property" above, the Company has a mortgage on B&B ARMR's facility. At September 30, 2004, the principal amount of the mortgage was $540,235. The interest rate is 10.5% and the amortization provisions are standard. The mortgage matured on February 8, 2004 and was refinanced with a new maturity date of February 26, 2006. All other terms and conditions of the original mortgage remained the same

Property and Equipment

The Company used $266,626 for the purchase of property and equipment during fiscal 2004 compared to $64,627 for the previous fiscal 2003 period. This increase is due to an increase in the amount of overall capital expenditures at the B&B ARMR subsidiary.

The Company does not have any material commitments to purchase property and equipment in fiscal 2005. The Company does not have any material funding requirements for software and other products under development.

Maturities and Commitments

The following table presents certain of our obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of June 30, 2004.


                       Debt           Leases           Total
                    -----------     -----------     -----------
     2005           $ 1,845,949     $   233,429     $ 2,079,378
     2006             2,437,137          59,135       2,496,272
     2007                16,727          27,134          43,861
     2008                 2,477              --           2,477
     2009               500,000              --         500,000
                    -----------     -----------     -----------
                    $ 4,802,290     $   319,698     $ 5,121,988
                    ===========     ===========     ===========

Issuances of Convertible Promissory Notes and Promissory Notes in Fiscal 2004

In exchange for an aggregate of $500,000 cash investment, the Company issued a convertible promissory note to BFS US Special Opportunities Trust PLC ("BFS"), a public limited company registered in England and Wales, on September 5, 2003. The convertible promissory note is in the original principal amount of $500,000 and has an annual interest rate of 7% and is payable in monthly installments on the first day of each month. The convertible promissory note, plus interest, is due on September 5, 2008. The convertible promissory note is convertible at the option of BFS into common stock of ISSI at a conversion price of $0.40 per share. The Company has the right to call the convertible promissory note if the market price of the common stock of the Company is above $0.60 per share for a period of 60 days.

In exchange for an aggregate of $100,000 cash investment, the Company issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company, on September 26, 2003. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 7%. The promissory note, plus accrued interest, was due on April 1, 2004. The due date of this note was extended until October 1, 2005. Interest is payable in monthly installments on the first day of each month.

In exchange for an aggregate of $400,000 cash investment, the Company issued a promissory note to each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC on October 1, 2003. Each of the two promissory notes is in the original principal amount of $200,000 and has an annual interest rate of 7%. The promissory notes, plus accrued interest, were due on April 1, 2004. The due date of these notes was extended until October 1, 2005. Interest is payable in monthly installments on the first day of each month.

Subsequent Event - Issuances of Convertible Promissory Note in Fiscal 2005

In exchange for an aggregate of $1,000,000 cash investment, the Company issued a convertible promissory note to BFS US Special Opportunities Trust PLC ("BFS"), a public limited company registered in England and Wales, on August 5, 2004. The convertible promissory note is in the original principal amount of $500,000 and has an annual interest rate of 10% and is payable in monthly installments on the first day of each month. The convertible promissory note, plus interest, is due on August 5, 2009. The convertible promissory note is convertible at the option of BFS into common stock of ISSI at a conversion price of $0.38 per share. The Company has the right to call the convertible promissory note if the market price of the common stock of the Company is above $0.60 per share for a period of 60 days.

Backlog

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At September 30, 2004, the Company's backlog was approximately $6.4 million. The Company expects that it will fill the majority of this backlog by December 31, 2005.

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

               INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Item 7.  Financial Statements
                                                                         Page

Report of Independent Registered Public Accounting Firm...................19

Consolidated Balance Sheets as of June 30, 2004 and 2003..................20

Consolidated Statements of Operations for the years ended
June 30, 2004 and 2003....................................................21

Consolidated Statements of Stockholders' Equity (Deficit)
for the years ended June 30, 2004 and 2003................................22

Consolidated Statements of Cash Flows for the years ended
June 30, 2004 and 2003....................................................23

Notes to Consolidated Financial Statements.............................24-38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and
Stockholders of Integrated Security Systems, Inc.


We have audited the accompanying consolidated balance sheets of Integrated Security Systems, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2004 and 2003, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, in fiscal 2004 and 2003, the Company suffered significant losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ GRANT THORNTON LLP

Dallas, Texas
September 24, 2004

                        INTEGRATED SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                        June 30,
                                                              ----------------------------
                                                                  2004            2003
                                                              ------------    ------------
                          ASSETS
Current assets:
   Cash and cash equivalents..............................    $    172,688    $    177,078
   Accounts receivable, net of allowance
     for doubtful accounts of $109,527
     and $64,183, respectively............................       1,904,285         545,337
   Inventories............................................       1,272,532         630,995
   Other current assets...................................          75,020          70,071
                                                              ------------    ------------
     Total current assets.................................       3,424,525       1,423,481

   Property and equipment, net............................         681,168         481,608
   Goodwill...............................................       3,547,162            --
   Other assets...........................................          59,956          15,011
                                                              ------------    ------------
     Total assets.........................................    $  7,712,811    $  1,920,100
                                                              ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable - trade...............................    $  2,029,963    $    538,190
   Accrued liabilities....................................         708,610         510,000
   Current portion of long-term debt......................       1,845,949         374,330
                                                              ------------    ------------
     Total current liabilities............................       4,584,522       1,422,520

Long-term debt............................................       2,956,341       1,919,409

Preferred stock subject to redemption.....................            --         7,495,052

Stockholders' deficit:
   Convertible preferred stock, $.01 par value,
     750,000 shares authorized; 100,750 issued and
     outstanding (liquidation value of $2,015,000)........           1,008           1,613
   Common stock, $.01 par value, 150,000,000
     shares authorized; 84,298,984 and 12,881,110
     shares, respectively, issued.........................         842,990         128,811
   Additional paid in capital.............................      31,627,086      18,434,838
   Accumulated deficit....................................     (32,180,386)    (27,363,393)
   Treasury stock, at cost - 50,000 common shares.........        (118,750)       (118,750)
                                                              ------------    ------------
   Total stockholders' equity (deficit)...................         171,948      (8,916,881)
                                                              ------------    ------------
     Total liabilities and stockholders' equity (deficit).    $  7,712,811    $  1,920,100
                                                              ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Years Ended
                                                             June 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Sales ...........................................  $  9,827,461    $  5,029,147
Cost of sales ...................................     7,235,553       3,220,496
                                                   ------------    ------------
Gross margin ....................................     2,591,908       1,808,651

Operating expenses:
   Selling, general and administrative ..........     4,178,653       2,593,361
   Impairment of software development costs .....          --           224,900
   Research and product development .............       653,591         401,104
                                                   ------------    ------------
                                                      4,832,244       3,219,365
                                                   ------------    ------------

Loss from operations ............................    (2,240,336)     (1,410,714)

Other income (expense):
   Interest expense .............................    (1,431,126)       (541,324)
                                                   ------------    ------------

Net loss ........................................    (3,671,462)     (1,952,038)


Preferred dividend requirement ..................      (164,250)       (614,034)
                                                   ------------    ------------

Net loss allocable to common stockholders .......  $ (3,835,712)   $ (2,566,072)
                                                   ============    ============


Weighted average common shares outstanding ......    64,340,010      12,310,903
                                                   ============    ============

Basic and diluted loss per share ................  $      (0.06)   $      (0.21)
                                                   ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                  Convertible
                                Preferred Stock          Common Stock          Additional
                              -------------------   -----------------------     Paid In      Accumulated    Treasury
                               Shares     Amount      Shares       Amount       Capital        Deficit        Stock        Total
                              --------   --------   ----------   ----------   ------------   ------------   ---------   -----------
Balance at July 1, 2003..      161,345   $  1,613   11,834,589   $  118,346   $ 17,234,734   $(25,335,103)  $(118,750)  $(8,099,160)

Common stock issuance....                              666,918        6,669        158,466                                  165,135
Warrant issuance.........                                                          172,494                                  172,494
Stock option exercise....                               33,000          330          3,795                                    4,125
Preferred stock dividends                              346,603        3,466         72,786        (76,252)                       --
Debt discount............                                                          792,563                                  792,563
Net loss.................                                                                      (1,952,038)               (1,952,038)
                              --------   --------   ----------   ----------   ------------   ------------   ---------   -----------

Balance at June 30, 2003       161,345      1,613   12,881,110      128,811     18,434,838    (27,363,393)   (118,750)   (8,916,881)

Preferred stock
 conversion..............      (60,595)      (605)  45,049,751      450,497      7,045,161                                7,495,053
Preferred stock dividend
 conversion..............                            5,219,149       52,192        991,639     (1,043,831)                       --
Common stock issuance....                              760,812        7,608        226,815                                  234,423
Warrant exercise.........                            9,250,000       92,500      1,757,500                                1,850,000
Stock option exercise....                              509,000        5,090         81,475                                   86,565
Preferred stock dividends                              629,162        6,292         95,408       (101,700)                       --
Debt discount............                                                          244,250                                  244,250
Purchase of business.....                           10,000,000      100,000      2,750,000                                2,850,000
Net loss.................                                                                      (3,671,462)               (3,671,462)
                              --------   --------   ----------   ----------   ------------   ------------   ---------   -----------

Balance at June 30, 2004.      100,750   $  1,008   84,298,984   $  842,990   $ 31,627,086   $(32,180,386)  $(118,750)  $   171,948
                              ========   ========   ==========   ==========   ============   =============  =========   ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended
                                                                       June 30,
                                                              --------------------------
                                                                 2004           2003
                                                              -----------    -----------
Cash flows from operating activities:
   Net loss .............................................     $(3,671,462)   $(1,952,038)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation .......................................         166,308        134,954
     Provision/(credit) for bad debt ....................          61,726        (30,000)
     Provision for warranty reserve .....................         185,270        182,500
     Provision for inventory reserve ....................         163,333           --
     Amortization of debt discount and beneficial
       conversion feature ...............................         911,802        297,505
     Expenses paid with stock, warrants and options .....         234,423        165,136
     Changes in operating assets and liabilities,
        net of effects of acquisition:
        Accounts receivable .............................        (543,204)       520,496
        Inventories .....................................        (457,189)        79,705
        Other assets ....................................         (30,794)         8,098
        Accounts payable - trade ........................       1,086,418       (145,956)
        Accrued liabilities .............................        (548,700)      (150,374)
                                                              -----------    -----------
            Net cash used in operating activities .......      (2,442,069)      (889,974)
                                                              -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment ...................        (266,626)       (64,627)
   Purchase of business, net of cash acquired ...........        (632,224)          --
                                                              -----------    -----------
            Net cash used in investing activities .......        (898,850)       (64,627)
                                                              -----------    -----------

Cash flows from financing activities:
   Employee stock option exercise .......................          86,565          4,125
   Warrant exercise .....................................       1,850,000           --
   Payments of debt .....................................        (938,153)      (328,684)
   Proceeds from debt ...................................       2,338,117      1,427,280
                                                              -----------    -----------
            Net cash provided by financing activities ...       3,336,529      1,102,721
                                                              -----------    -----------

Increase (decrease) in cash and cash equivalents ........          (4,390)       148,120
Cash and cash equivalents at beginning of year ..........         177,078         28,958
                                                              -----------    -----------
Cash and cash equivalents at end of year ................     $   172,688    $   177,078
                                                              ===========    ===========

Supplemental disclosure:
   Noncash activities
   Issuance of common stock in payment of preferred
     stock dividends ....................................     $   101,700    $    76,252


               The accompanying notes are an integral part of the
                       consolidated financial statements.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

 Integrated Security Systems, Inc. was formed in December 1991. The Company has two wholly-owned subsidiaries: B&B ARMR Corporation, an anti-terrorist crash barrier and gate engineering and manufacturing facility; and Intelli-Site, Inc., a developer and retail seller of PC-based control systems which integrate discrete security devices. Both of the Company's subsidiaries have domestic and international installations and customers.

 2. SIGNIFICANT ACCOUNTING POLICIES

 Consolidation

 The consolidated financial statements include the Company and its subsidiaries:
 B&B ARMR Corporation and Intelli-Site, Inc. All significant intercompany transactions and balances have been eliminated.

 Cash and Cash Equivalents

 Cash and cash equivalents are comprised of highly-liquid instruments with original maturities of three months or less.

 Accounts Receivable

 The majority of the Company's accounts receivable are due from companies in the anti-terrorist crash barrier, perimeter security and road and bridge industries. Credit is extended based on evaluation of a customers' financial condition and credit history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

 Inventories

 Inventories are carried at the lower of average cost or market. Inventory reserves are specifically identified by both item usage and overall management estimation.

 Property and Equipment and Depreciation

 Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods. Leased property and equipment under capital leases are amortized on the straight-line method over the lesser of the life of the asset or the remaining term of the lease. Estimated useful lives range from 3 to 7 years.

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

 Revenue Recognition

 The Company recognizes revenue from sales at the time of shipment. The Company's accounts receivable are generated from a large number of customers in the security integration, construction contractor and electrical subcontractor and governmental markets. No single customer accounted for 10% or more of revenues during the years ended June 30, 2004 or 2003.

 Software Development Costs

 Software development costs that are deemed to be recoverable are capitalized and amortized over the greater of the revenue method or the straight-line method over five years. At June 30, 2004 and 2003, software development costs had not been capitalized because of uncertainty regarding their recoverability.

 Fair Value of Financial Instruments

 The carrying values of the Company's cash and cash equivalents, accounts receivable and current portion of term notes payable approximate fair value due to their relatively short-term maturity. The carrying value of the accounts receivable factoring facility and long-term debt approximates fair value because it bears a prevailing market rate of interest. The fair value of the remaining debt instruments is undeterminable due to their related party nature.

 Goodwill

 Goodwill represents the excess of the purchase price over the fair value of net assets acquired. On an annual basis, the Company compares the fair value of its reporting units with their carrying values. If the carrying value of a reporting unit exceeds its fair value, the Company would recognize an impairment equal to the excess of the carrying value of the operating unit's goodwill over the fair value of its goodwill. The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.

 Valuation of Long-Lived Assets

 The Company periodically reviews the net realizable value of its long-lived assets whenever events and circumstances indicate an impairment may have occurred. In the event the Company determines that the carrying value of long-lived assets is in excess of estimated gross future cash flows for those assets, the Company will write-down the value of the assets to a level commensurate with a discounted cash flow analysis of the estimated future cash flows.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

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

 The changes in the Company's product warranty liability are as follows:

                                                      June 30,
                                               -----------------------
                                                 2004          2003
                                               ---------     ---------
        Liability, beginning of year           $ 135,471     $  97,095
        Expense for new warranties issued        185,270       182,500
        Warranty claims                         (226,584)     (144,124)
                                               ---------     ---------
        Liability, end of period               $  94,157     $ 135,471
                                               =========     =========

 Net Loss Per Share

 The Company computes basic loss per common share using the weighted average number of common shares outstanding. At June 30, 2004 and 2003, there were 7,970,318 and 3,606,252 shares of in-the-money potentially dilutive common shares, respectively, outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to the Company's reported net loss.

 At June 30, 2004 and 2003, the Company had approximately 99,919,466 and 82,066,333 shares of common stock and common stock equivalents outstanding, which comprises all of the Company's outstanding equity instruments.

 As discussed in Note 10, all outstanding shares of the Series F and Series G Preferred Stock, along with all accrued and unpaid dividends, were converted into common shares during the first quarter of fiscal 2004. These conversions increased to number of common shares outstanding by 50,268,900 shares. Also, as discussed in Note 12, 10,000,000 common shares were issued in September 2003 in a merger transaction. Per share amounts for fiscal 2004 reflect these additional common shares outstanding.

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

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 Statements of Cash Flows

 Supplemental cash flow information for fiscal years 2004 and 2003:

                                     June 30,
                             ------------------------
                                2004          2003
                             ----------    ----------
        Interest paid        $  284,907    $  113,312

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

                                                       For the Year Ended
                                                   ---------------------------
                                                      2004            2003
                                                   -----------     -----------
   Net loss, as reported                           $(3,671,462)    $(1,952,038)
   Add:  Stock-based employee compensation
         expense determined under the intrinsic
         value method included in reported
         net loss                                           --              --

   Deduct:  Stock-based employee compensation
            expense determined under the fair
            value method                              (222,415)       (177,217)
                                                   -----------     -----------
   Pro forma net loss                              $(3,893,877)    $(2,129,255)
                                                   ===========     ===========

   Earnings per share:
       Basic and Diluted - as reported             $     (0.06)    $     (0.21)
                                                   ===========     ===========
       Basic and Diluted - pro forma               $     (0.06)    $     (0.22)
                                                   ===========     ===========

 The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2004 and 2003, respectively: no dividend yield, expected volatility of 108% and 105%; risk-free interest rates of 3.31% and 2.58% and expected lives of five years.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 3. LIQUIDITY

 The Company has experienced significant losses during fiscal 2004 and 2003. Management anticipates positive performance in the first part of fiscal 2005. However, in order to meet working capital needs, the Company will need to receive additional financing either through the sale of assets, equity placement and/or additional debt. Failure to receive such financing could jeopardize the Company's ability to continue as a going concern.

 Subsequent to June 30, 2004, the Company generated additional capital of $1,000,000 (as more fully described in Note 13) from the issuance of a convertible promissory note. In addition, the Company is involved in continuing discussions regarding additional sources of capital. The Company believes that it will be able to fund any further operating losses through the issuance of new equity securities or debt instruments.

 4. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

 The composition of certain balance sheet accounts is as follows:

                                                           June 30,
                                                  --------------------------
                                                     2004           2003
                                                  -----------    -----------
Accounts receivable:
     Trade receivables                            $ 2,013,812    $   609,520
     Less: allowance for doubtful receivables        (109,527)       (64,183)
                                                   ----------    -----------
                                                  $ 1,904,285    $   545,337
                                                  ===========    ===========

Allowance for doubtful receivables:
     Beginning Balance                            $    64,183    $   100,692
          Bad debt expense (reversal)                  61,726        (30,000)
          Accounts written-off                        (16,382)        (6,509)
                                                  -----------    -----------
     Ending Balance                               $   109,527    $    64,183
                                                  ===========    ===========

Inventories:
     Raw materials                                $   785,782    $   444,718
     Work-in-process                                  393,420        186,277
     Finished goods                                    93,330             --
                                                  -----------    -----------
                                                  $ 1,272,532    $   630,995
                                                  ===========    ===========

Property and equipment:
     Land                                         $    40,164    $    40,164
     Building                                         613,469        586,449
     Leasehold improvements                            86,766         48,769
     Office furniture and equipment                   608,247        485,634
     Manufacturing equipment                          676,637        545,043
     Vehicles                                          76,844         51,164
                                                  -----------    -----------
                                                    2,102,127      1,757,223
     Less: accumulated depreciation                (1,420,959)    (1,275,615)
                                                  -----------    -----------
                                                  $   681,168    $   481,608
                                                  ===========    ===========

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 5. DEBT

                                                               June 30,
                                                      -------------------------
                                                         2004          2003
                                                      -----------   -----------

 Accounts  receivable  factoring  facility  with a
 finance  company  to factor  accounts  receivable
 with recourse. This accounts receivable factoring
 facility  has  an  adjustable  factoring  fee  of
 1.5%-2.0%,  a minimum  and maximum  borrowing  of
 $400,000 and $1,800,000, respectively, per month;
 interest  at the  prime  rate  of  Chase  Bank of
 Texas, N. A. (4.25% as of June 30, 2004) plus 2%;
 agreement   expires   March   2005   and  may  be
 terminated  by either  party with 30 days written
 notice  after  expiration..........................  $   850,622   $   307,008

 Term  note  payable  to a  bank;  due in  monthly
 principal and interest  installments  of $10,500;
 interest  at 10.5%  and 10% at June 30,  2004 and
 2003, respectively;  secured by first mortgage on
 real  estate  and  equipment;  maturity  date  of
 February 26, 2006...................................     540,660       614,975

 Notes payable to stockholders; interest at 8% due
 in monthly installments of $11,333; principal and
 accrued   unpaid   interest  due   September  30,
 2005................................................   1,700,000     1,700,000

 Convertible note payable to stockholder; interest
 at 7%  due in  monthly  installments  of  $2,917;
 principal   and  accrued   unpaid   interest  due
 September 5, 2008;  convertible  at the option of
 the  shareholder at $0.40 per share;  Company may
 call  the  note at  $0.60  per  share  (based  on
 certain restrictions)...............................     500,000            --

 Notes payable to stockholders; interest at 7% due
 in monthly installments of $2,333;  principal and
 accrued unpaid interest due October 1, 2005.........     400,000            --

 Note  payable to bank and  secured by a letter of
 credit  in the  amount  of  $500,000  from  Chief
 Executive Officer;  interest at the prime rate of
 Bank  One,  N.A.  (4.25%  as of June  30,  2004);
 principal and accrued unpaid interest due January
 26, 2005............................................     310,000            --

 Note payable to  stockholder;  interest at 9% due
 in monthly  installments  of $750;  principal and
 accrued unpaid interest due September 30, 2005......     100,000       100,000

 Notes   payable  to  Chief   Executive   Officer;
 interest  at 8% due in  monthly  installments  of
 $667;  principal and accrued unpaid  interest due
 September 30, 2005..................................     100,000       100,000

 Note payable to Chief Executive Officer; interest
 at  7%  due  in  monthly  installments  of  $583;
 principal and accrued unpaid interest due October
 1, 2005.............................................     100,000            --

 Note  payable  to  bank;  interest  at 8%  due in
 quarterly  installments of $2,000;  principal and
 accrued unpaid interest was due August 28,2003......      90,073       100,073

Discount related to stock purchase warrants..........          --      (667,552)

Other................................................     110,935        39,235
                                                      -----------   -----------
                                                        4,802,290     2,293,739
Less current portion.................................  (1,845,949)     (374,330)
                                                      -----------   -----------
                                                      $ 2,956,341   $ 1,919,409
                                                      ===========   ===========

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 Principal payments required under long-term debt outstanding at June 30, 2004 are as follows:

                    Year Ending June 30,
                 -------------------------
                 2005          $ 1,845,949
                 2006            2,437,137
                 2007               16,727
                 2008                2,477
                 2009              500,000
                               -----------
                               $ 4,802,290

 6. INCOME TAXES

 A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes follows:

                                               For the Years Ended
                                          ------------------------------
                                          June 30, 2004    June 30, 2003
                                          -------------    -------------
        Federal statutory benefit rate          (34.0)%          (34.0)%

        Valuation allowance                       34.0%            34.0%
                                          -------------    -------------
                                                    --%              --%
                                          =============    =============

 Deferred tax assets (liabilities) are comprised of the following at:

                                          June 30, 2004     June 30, 2003
                                          -------------     -------------
   Deferred tax assets
      Inventory reserve                   $      38,000     $      29,000
      Accounts receivable                        37,000            22,000
      Net operating loss carryforward         7,585,000         7,105,000
      Contributions carryover                     2,000             2,000
      Other                                      76,000            57,000
                                          -------------     -------------
      Gross deferred tax asset                7,738,000         7,215,000

   Deferred tax liabilities
      Property and equipment                     (5,000)          (12,000)
                                          -------------     -------------
   Net deferred tax asset                     7,733,000         7,203,000
   Valuation allowance                       (7,733,000)       (7,203,000)
                                          -------------     -------------
   Net deferred tax asset                 $          --     $          --
                                          =============     =============

 The Company has unused net operating loss carryforwards of approximately $22.3 million at June 30, 2004. The carryforwards expire from 2007 through 2021. The annual use of these carryforwards is substantially limited as a result of changes in ownership of the Company's common stock. The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 7. COMMITMENTS AND CONTINGENCIES

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

 Operating Leases

 The Company leases facilities under leases accounted for as operating leases. Rent expense for operating leases was $251,741 and $121,936 for the years ended June 30, 2004 and 2003, respectively. Future minimum payments for fiscal years subsequent to June 30, 2004 under these leases are as follows:

                        2005        $  233,429
                        2006            59,135
                        2007            27,134
                                    ----------
                                    $  319,698
                                    ==========

 Capital Leases

 The Company leases certain equipment under leases, accounted for as capital leases, with the resulting liability recorded as a component of both current and long-term debt, in the accompanying consolidated balance sheet. Future minimum payments for fiscal years subsequent to June 30, 2004 under these leases are as follows:

                    2005                    $   51,930
                    2006                        31,803
                    2007                         8,537
                    2008                         2,608
                                            ----------
                                                94,878
                    Less amount
                    representing interest      (12,172)
                                            ----------
                                            $   82,706
                                            ==========

 The following is a summary of the assets under capital leases at June 30, 2004:

              Production and office equipment    $  144,648
              Less accumulated depreciation         (58,850)
                                                 ----------
                                                 $   85,798

 8. BENEFIT PLANS

 The Company has established a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation and the Company may at its option make discretionary contributions. Vesting on the Company's contributions occurs over a five-year period. The Company made contributions of $11,773 and $14,105 during fiscal 2004 and 2003, respectively.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 9. STOCK OPTIONS, WARRANTS AND COMMON STOCK ISSUANCES

 Stock Options

 The Company's 1993 Stock Option Plan provides for grants of options for up to 500,000 shares of common stock. Under the plan, options must be granted with an exercise price not less than the fair market value on the date of grant.

 The Company's 1997 Omnibus Stock Plan provides for the granting of 7,500,000 incentive stock options, non-statutory stock options, stock appreciation rights, awards of stock and stock purchase opportunities to its directors, employees and consultants. Under the plan, incentive stock options may only be granted to employees or directors of the Company.

 Option exercise prices, in general, are equal to the market price at date of grant. Shares under grant generally become exercisable over three years and expire after ten years.

 Changes for the two years ending June 30, 2004, with respect to options outstanding, is detailed in the following table:

                                              For the Year Ended         For the Year Ended
                                                June 30, 2004              June 30, 2003
                                            ----------------------     ----------------------
                                                         Weighted                   Weighted
                                                          Average                    Average
                                                         Exercise                   Exercise
                                             Shares        Price        Shares        Price
                                            ---------    ---------     ---------    ---------
 Outstanding at beginning of period         4,026,378    $    0.53     4,117,393    $    0.59
     Issued                                 1,593,149         0.37       412,703         0.23
     Exercised                              (509,000)         0.17      (33,000)         0.13
     Expired                                (511,925)         1.00     (470,718)         0.89
                                            ---------    ---------     ---------    ---------
 Outstanding at end of period               4,598,602    $    0.46     4,026,378    $    0.53
                                            =========    =========     =========    =========
 Exercisable at end of period               3,133,602    $    0.51     3,232,552    $    0.59
                                            =========    =========     =========    =========
 Weighted-average fair value of options
 granted during the period                               $    0.37                  $    0.16

 Information about stock options outstanding at June 30, 2004 is summarized as follows:

                          Options Outstanding             Options Exercisable
                  -----------------------------------    ----------------------
                               Weighted     Weighted                  Weighted
   Range of                     Average      Average                   Average
   Exercise        Number      Remaining    Exercise      Number      Exercise
    Prices        Of Shares      Life         Price      Of Shares      Price
  -----------     ---------    ---------    ---------    ---------    ---------
  $0.125-0.21       832,977    5.6 Years    $    0.15      782,977    $    0.14
  $ 0.27-0.39     1,838,799    7.0 Years         0.32    1,148,798         0.33
  $ 0.40-0.49     1,047,636    8.3 Years         0.44      322,636         0.45
  $0.531-1.00       529,136    4.0 Years         0.77      529,136         0.77
  $ 1.38-1.96       316,396    3.0 Years         1.48      316,396         1.48
  $ 2.00-2.37        33,659    0.9 Years         2.16       33,659         2.16
                  ---------    ---------    ---------    ---------    ---------
                  4,598,602    6.4 Years    $    0.46    3,133,602    $    0.51
                  =========                              =========

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 Warrants

 In connection with short-term debt financings, the Company issued warrants to purchase 625,000 shares of common stock in fiscal 2004 and warrants to purchase 6,500,000 shares of common stock in fiscal 2003. The warrants provide for the purchase of common stock at $0.40 and $0.20 per share, respectively, are exercisable at date of issuance and expire five years from date of issuance. The Company valued the warrants using the Black-Scholes model, which resulted in a cumulative total fair value of $1,146,807 for both fiscal years 2004 and 2003. The Company amortized $849,302 and $297,505 of this amount as interest expense in fiscal 2004 and fiscal 2003, respectively.

 Additional information with respect to warrants outstanding at June 30, 2004 and changes for the two years then ended are as follows:

                                         For the Year Ended            For the Year Ended
                                           June 30, 2004                 June 30, 2003
                                      ------------------------      ------------------------
                                                     Weighted                      Weighted
                                                      Average                       Average
                                                     Exercise                      Exercise
                                        Shares        Price           Shares        Price
                                      ----------    ----------      ----------    ----------
 Outstanding at beginning of period   17,637,845    $     0.85      11,162,845    $     1.22
      Issued                             625,000          0.40       6,500,000          0.20
      Exercised                       (9,250,000)         0.20              --            --
      Expired                         (1,712,215)         0.61        (25,000)          1.75
                                      ----------    ----------      ----------    ----------
 Outstanding at end of period          7,300,630    $     0.85      17,637,845    $     0.85
                                      ==========    ==========      ==========    ==========
 Exercisable at end of period          7,300,630    $     0.85      17,637,845    $     0.85
                                      ==========    ==========      ==========    ==========

 Common Stock Issuances

 The Company issued common stock in the following non-cash transactions:

                                       For the Year Ended          For the Year Ended
                                          June 30, 2004               June 30, 2003
                                     -----------------------     -----------------------
                                      Number                      Number
                                     of shares    Fair value     of shares    Fair value
                                     ---------    ----------     ---------    ----------
 Payment of interest                   612,149    $  169,065       378,512    $  116,898
 Employee and director bonuses         140,118        61,398       288,406        48,238
 Consultants                             8,545         3,960
                                     ---------    ----------     ---------    ----------
                                                                      --            --
                                       760,812       234,423       666,918       165,136
 Payment of dividends on Series D
   Preferred Stock                     629,162       101,700       346,603        76,252
                                     ---------    ----------     ---------    ----------
                                     1,389,974    $  336,123     1,013,521    $  241,388
                                     =========    ==========     =========    ==========

 The shares issued in these transactions are subject to restrictions on sale.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 10. CONVERTIBLE PREFERRED STOCK

 At June 30, 2004 and 2003, convertible preferred stock, $0.01 par value per share, consisted of the following:

                      For the Year Ended June 30, 2004              For the Year Ended June 30, 2003
                  -----------------------------------------     -----------------------------------------
                    Shares                      Liquidation       Shares                      Liquidation
                  Outstanding     Par Value        Value        Outstanding     Par Value        Value
                  -----------    -----------    -----------     -----------    -----------    -----------
 Series A $20           9,500    $        95    $   190,000           9,500    $        95    $   190,000
 Series D $20          91,250            913      1,825,000          91,250            913      1,825,000
 Series F $25              --             --             --          60,595            605      1,514,875
                  -----------    -----------    -----------     -----------    -----------    -----------
                      100,750    $     1,008    $ 2,015,000         161,345    $     1,613    $ 3,529,875
                  ===========    ===========    ===========     ===========    ===========    ===========

 Convertible Preferred Stock Subject to redemption
 Series G $25              --    $        --    $        --         299,802    $     2,998    $ 7,495,052
                  ===========    ===========    ===========     ===========    ===========    ===========

 Series A $20 Convertible Preferred Stock. At June 30, 2004, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the "Series A Preferred") outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into 20 shares of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.

Series D $20 Convertible Preferred Stock. At June 30, 2004 the Company had 91,250 shares of its Series D $20 Convertible Preferred Stock (the "Series D Preferred") outstanding. Holders of the Series D Preferred are entitled to receive dividends at the annual rate of 9% per share paid quarterly in cash. Since June 30, 2001, the holders of the Series D Preferred have been offered the option to receive the quarterly dividend in the common stock of the Company. The holders who elected this option have received the restricted stock based on a 25% discount from the market price on a 20 day average based on the 10 days before and the 10 days after the dividend due date. The holders of the Series D Preferred have voting rights of one vote for each share of common stock into which the Preferred Stock is convertible. Beginning on November 15, 2004 the Company may redeem the Series D Preferred upon not less than 30 days' notice, in whole or in part, plus all accrued but unpaid dividends. After notice and prior to the expiration of the 30-day notice period, holders of the Series D Preferred will have the option to convert the Series D Preferred into common stock prior to the redemption. Each share of the Series D Preferred may, at the option of the Company beginning on November 15, 2000, be converted into 25 shares of common stock at any time after (i) the closing bid price of the common stock exceeds $2.00 for at least 20 trading days during any 30 trading day period, and
(ii) the Company has sustained positive earnings per share of common stock for the two previous quarters. The holders of the Series D Preferred have the right to convert each share into 25 shares of common stock at any time. The holders of the Series D Preferred stock are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution. Each holder also received a stock purchase warrant to purchase 16.67 shares of common stock at $1.00 per share for each share of Series D Preferred purchased. These warrants expire on October 10, 2004.

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 At June 30, 2004, dividends in arrears on the Series D preferred stock totaled approximately $246,113.

 During August and September 2003, all of the holders of the Company's Series F and Series G preferred stock converted all of these shares at a rate of 125 shares of common stock for each share of the preferred stock and all of the related accrued dividends at a rate of $0.20 into the Company's $0.01 par value common stock. These conversions are detailed in the following tables.

                      Convertible Preferred Stock
   --------------------------------------------------------------
     Preferred Stock          Number of             Number of
         Series            Preferred Shares       Common Shares
   -------------------    ------------------    -----------------
   Series F                           60,595            7,574,501
   Series G                          299,802           37,475,250


             Convertible Preferred Stock Accrued Dividends
   --------------------------------------------------------------
     Preferred Stock          Amount of             Number of
         Series           Accrued Dividends       Common Shares
   -------------------    ------------------    -----------------
   Series F               $          175,350              876,748
   Series G                          868,480            4,342,401

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 11. SEGMENT REPORTING

 The Company has two business segments: B&B ARMR Corporation and Intelli-Site, Inc. These segments are differentiated by the products they produce and the customers they service as follows:

 B&B ARMR Corporation. This segment consists of road and bridge perimeter security and railroad physical security products such as warning gates, crash barriers, lane changers, navigational lighting, airport lighting and hydraulic gates and operators, and aluminum gate panels.

 Intelli-Site, Inc. This segment consists of the development and marketing of programmable security systems that integrate multiple security devices and subsystems for governmental, commercial and industrial facilities utilizing the Intelli-Site(R) software product through systems integrators and original equipment manufacturers to end users.

 The Company's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on income (loss) from operations before income tax and other income and expense. The corporate column includes corporate overhead-related items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).

 The following table provides financial data by segment for the fiscal years ended June 30, 2004 and 2003.

                                           B&B ARMR     Intelli-Site,
                                         Corporation        Inc.        Corporate        Total
                                         ------------   ------------   ------------   ------------
 2004
 Sales                                   $  9,540,703   $    286,758   $         --   $  9,827,461
 Loss from operations                      (1,479,540)      (382,332)      (378,464)    (2,240,336)
 Interest expense                             284,906             --      1,146,220      1,431,126
 Total assets                               7,566,077         75,477         71,257      7,712,811
 Depreciation and amortization expense        144,384         19,197          2,727        166,308
 Capital additions                            256,417         10,209             --        266,626

 2003
 Sales                                   $  4,859,601   $    169,546   $         --   $  5,029,147
 Loss from operations                        (379,445)      (695,764)      (335,505)    (1,410,714)
 Interest expense                              76,414             --        464,910        541,324
 Total assets                               1,720,138         51,754        148,208      1,920,100
 Depreciation and amortization expense         96,019         36,178          2,757        134,954
 Capital additions                             64,627             --             --         64,627

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 12. MERGER

 On September 5, 2003, the Company acquired, in a merger transaction, all of the issued and outstanding shares of common stock of ARMR Services Corporation ("ARMR"), a manufacturing company that engineers and manufactures high security crash rated barriers, parking control equipment and other security systems for business and government use. The Company entered into this merger transaction seeing it as an opportunistic acquisition that would allow it to expand its product offering and customer base in conjunction with the Company's strategic growth plans. In exchange for all the outstanding shares of ARMR, the Company issued 10 million shares of the Company's $0.01 par value common stock. The common stock issued in this transaction was valued at approximately $2.85 million. The Company also paid the sellers $500,000 in cash, which had been obtained in September 2003 through the issuance of a $500,000 convertible promissory note. In addition, the Company and the sellers executed an earn-out agreement for maximum additional payments of approximately $2.2 million based on sales over the next three years. Any additional consideration will increase the recorded goodwill. The acquisition and merger of ARMR was accounted for using the purchase method of accounting. As such, the assets and liabilities of ARMR were recorded at their estimated fair value and the results of operations have been included in the Company's consolidated results of operations from the date of acquisition. An assessment of the other identifiable intangible assets related to this acquisition transaction yielded no assignment of value thereto. Therefore, the purchase price in excess of the estimated fair value of the net assets acquired has been allocated to goodwill, which is not deductible for federal income tax purposes. The table below summarizes the current allocation of the purchase price based on the estimated fair values of the assets acquired:

                                          Estimated Values
                                          ----------------
        Cash and cash equivalents         $         93,000
        Accounts receivable                        877,000
        Inventory                                  348,000
        Property and equipment                      99,000
        Other assets                                19,000
        Accounts payable                          (630,000)
        Accrued liabilities                       (562,000)
        Current and long-term debt                (441,000)
        Goodwill                                 3,547,000
                                          ----------------
        Purchase price                    $      3,350,000
                                          ================

 The following unaudited pro forma consolidated statements of operations have been prepared as if the acquisition discussed above had occurred at the beginning of each period presented.

                                               For the Years Ended June 30,
                                               ----------------------------
                                                   2004            2003
                                               ------------    ------------
 Sales                                         $ 10,513,388    $ 10,657,049
 Net loss allocable to common stockholders     $ (4,013,492)   $ (2,490,064)
 Net loss per share allocable to common
   Stockholders, basic and diluted             $      (0.06)   $      (0.11)
 Weighted average shares outstanding,
   basic and diluted                             66,143,288      22,310,903

 INTEGRATED SECURITY SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

 13. SUBSEQUENT EVENTS

 In exchange for an aggregate of $1,000,000 cash investment, the Company issued a convertible promissory note to BFS US Special Opportunities Trust PLC ("BFS"), a public limited company registered in England and Wales, on August 5, 2004. The convertible promissory note is in the original principal amount of $1,000,000 and has an annual interest rate of 10% and is payable in monthly installments on the first day of each month. The convertible promissory note, plus interest, is due on August 5, 2009. The convertible promissory note is convertible at the option of BFS into the common stock of the Company at a conversion price of $0.38 per share. The Company has the right to call the convertible promissory note if the market price of the commons stock of the Company is above $0.60 per share for period of 60 days. The Company's board of directors ratified this transaction on August 20, 2004.

In addition to the above transaction, the board of directors of the Company also ratified an Amended and Restated Pledge Agreement and an Amended and Restated Security Agreement, both of which are between the Company and Renaissance Capital Growth & Income Fund III, Renaissance US Growth Investment Trust PLC, BFS US Special Opportunities Trust PLC, and Renaissance Capital Group, Inc.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes or disagreements required to be reported under this Item 8.


Item 8A.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's principal executive and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

                We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the requirements specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for appropriate decisions regarding required disclosure.

                Our independent registered public accounting firm has communicated to our audit committee a reportable condition regarding our system of internal controls. They noted a reportable condition with respect to the inadequacy of staffing levels in our financial reporting function that could result in our inability to meet these financial reporting objectives. We believe the Company and audit committee are in the process of taking the steps necessary to correct this identified reportable condition.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company has substantially completed the integration of operations of the newly acquired operations of ARMR Services Corporation into its current internal control program and procedures that are currently in place at the Company. This integration has resulted in changes to virtually all areas of the Company's internal controls in order to provide effective monitoring and control of the newly integrated operations.


Item 8B.  Other Information

There is no information required to be reported under this Item 8B.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following individuals are directors of the Company.

C. A. RUNDELL, JR., 72, has been a director of the Company since March 1999. Mr. Rundell has served as Chief Executive Officer of the Company since August 2000. Since 1988, Mr. Rundell has owned and operated Rundell Enterprises, a sole proprietorship engaged in providing acquisition and financial services to business enterprises. Mr. Rundell was previously the Chief Executive Officer of Tyler Corporation from October 1996 to December 1998. Mr. Rundell was a director and Chairman of the Board of NCI Building Systems, Inc. from April 1989 to July 2000. Mr. Rundell is a director of Renaissance US Growth Investment Trust, PLC. He is also a director of Tandy Brands Accessories, Inc., a designer, manufacturer and marketer of men's, women's and children's fashion accessories. Mr. Rundell earned an M.B.A. with Distinction from Harvard University and a B.S. in Chemical Engineering from The University of Texas at Austin.

ALAN M. ARSHT, 60, became a director of the Company in 1999 and resigned from the board of directors on June 8, 2004. Mr. Arsht is President of Arsht & Company, Inc., a New York based investment banking firm established in 1986, and is also Chief Executive Officer of M Space Holdings, LLC, a lessor of commercial modular space. From 1977 to 1986, Mr. Arsht was Senior Vice President and Managing Director of Thomson McKinnon Securities, Inc. He also served as Vice President, Corporate Finance at Wertheim & Company, Inc. and was Special Assistant to the Deputy Secretary of the U.S. Treasury Department. Mr. Arsht also held positions at the U.S. Securities and Exchange Commission. Mr. Arsht earned an M.B.A. in Finance from American University and a B.A. in History from Texas A&M-Commerce. Mr. Arsht resigned from the board of directors on June 8, 2004.

PETER BEARE, 47, has been a director of the Company since June 2002. Mr. Beare was appointed as President of B&B Electromatic, Inc., now B&B ARMR Corporation, a wholly-owned subsidiary of the Company, in May 2003. Mr. Beare was the President and Chief Operating Officer of Ultrak, Inc. from July 2000 until March 2002 and was the Vice President - Technology of Ultrak from May 2000 to July 2000. From April 1994 to May 2000, he was employed by Baxall Ltd. in the United Kingdom (UK), a subsidiary of Upperpoint, in various capacities, including Managing Director, and later joined the main board of Upperpoint as Technology Director. Prior to Baxall, Ltd., Mr. Beare was a consultant to various companies in the communications and audio industries. From 1986 to 1990, Mr. Beare was the founder and Director of Camteq, Ltd. in the UK.

WILLIAM D. BREEDLOVE, 64, has been a director of the Company since May 2001. Mr. Breedlove has served as President of HBW Investments, Inc. (HBW), a private investment firm, since August 1996. Mr. Breedlove has held senior management positions in commercial and merchant banking for over 30 years. Prior to HBW's formation in 1996, Mr. Breedlove was chairman, managing director and co-founder of Breedlove Wesneski & Co., a private merchant banking firm. From 1984 to 1989, Mr. Breedlove also served as president and director of Equus Capital Corporation, the corporate general partner of three public and private limited partnerships operating as management leveraged buyout funds. Mr. Breedlove's experience also includes 22 years at First National Bank in Dallas, the last three years of which he served as chairman and chief executive officer of the lead bank and vice chairman of InterFirst Corporation. Mr. Breedlove currently serves as a director of NCI Building Systems, Inc., and five private companies. He has previously served as director of several other publicly-held companies, including InterFirst Corporation, Texas Oil and Gas Corporation, Dillard's Department Stores, Local Financial Corporation, and Cronus Industries, Inc. Mr. Breedlove received his B.B.A. degree in finance and banking from the University of Texas at Austin.

RUSSELL CLEVELAND, 65, has been a director of the Company since February 2001. Mr. Cleveland is the President, Chief Executive Officer, sole Director and the majority shareholder of Renaissance Capital Group, Inc. He has served as President, Chief Executive Officer and director of Renaissance Capital Growth & Income Fund III, Inc. since its inception in 1994. Mr. Cleveland is a Chartered Financial Analyst with more than 41 years experience as a specialist in investments for smaller capitalization companies. Mr. Cleveland has also served as President of the Dallas Association of Investment Analysts. He serves on the Boards of Directors of Renaissance US Investment Trust PLC, BFS US Special Opportunities Trust PLC, CaminoSoft Corp., Cover-All Technologies, Inc. and Digital Recorders, Inc., and is the chairman of Tutogen Medical, Inc. Mr. Cleveland is a graduate of the Wharton School of Commerce and Finance of the University of Pennsylvania.

ROBERT M. GALECKE, 62, has been a director of the Company since May 1996. Mr. Galecke is currently Senior Vice President of Finance and Administration for the University of Dallas. Prior to that he was a principal in the corporate consulting firm of Pate, Winters & Stone, Inc. from 1993 to May 1996. He also served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southmark Corporation, a financial services insurance and real estate holding company, from 1986 to 1992. From 1989 to 1995, Mr. Galecke served as Chairman of the board, President and Chief Executive Officer of National Heritage, Inc. Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a B.S. in Economics from the University of Wisconsin at Stevens Point.

FRANK R. MARLOW, 66, has been a director of the Company since May 1995. Mr. Marlow served as Vice President, Sales and Marketing for the Company from October 1993 to February 1995. Mr. Marlow has been Vice President of Sales,
Western Region, for ACI, a publicly traded company headquartered in Omaha, Nebraska since March 2003. ACI sells electronic payments engines to banks, credit card companies, large payment processors and merchant processors with over 600 customers around the world. In addition, Mr. Marlow is currently a Senior Partner with SMI Consulting, a sales and marketing consulting firm. Mr. Marlow was Vice President of Sales for Cofiniti, formerly Money Star, a technology company based in Austin, Texas from 1998 until 2001. From 1995 until 1998, Mr. Marlow was Vice President of Hogan Systems, a publicly traded company subsequently purchased by Computer Sciences Corp. Previously, Mr. Marlow served in various executive sales and training positions at IBM, Docutel Corporation, UCCEL Corporation and Syntelligence Corporation.

PAUL ROLAND, 47, has been a director of the Company since September 2003. Mr. Roland was appointed President of B&B ARMR Corporation in September 2003 and was Vice President of ARMR Services Corporation before the merger of ARMR Services Corporation and B&B Electromatic, Inc. in September 2003. Mr. Roland was a founder of ARMR Services Corporation in 1998 and prior to that time served as a Vice President of a competitor in the vehicle barrier business. From 1986 until 1998, Mr. Roland was responsible for the formation of the federal sales and service office in Washington, DC. Mr. Roland worked as an engineer supporting the missions of the United State Department of State from 1984 through 1986.

In addition to Messrs. Rundell, Beare and Roland, the following individuals are significant employees of the Company and its subsidiaries.

RICHARD B. POWELL, 40, Vice President, Chief Accounting Officer and Secretary, joined the Company in April 1998 as Corporate Controller, became Vice President, Chief Accounting Officer in April 2001, and Secretary in May 2001. Prior to joining the Company, Mr. Powell was the Accounting Manager at Medical City Dallas Hospital from 1995 to 1998, Accounting Manager of HealthCor, Inc., a home health care company, from 1993 to 1995 and Accounting Supervisor of Signature Home Care Group, Inc., a home health care company, from 1989 to 1993. Mr. Powell holds a B.S. in Accounting from McNeese State University.

G.M. "JOHN" ULIBARRI, 46, is the President and Chief Executive Officer of Intelli-Site, Inc., the Company's wholly-owned subsidiary. Mr. Ulibarri joined the Company in April 2001 as Vice President of Engineering and Operations, was promoted to Executive Vice President in December of 2002, and President in January of 2004. Prior to joining the Company, Mr. Ulibarri served in various senior management and engineering positions with major security and communications systems integration concerns throughout the US. Mr. Ulibarri holds a B.S. in Computer Engineering from the University of New Mexico.

The SEC has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an "audit committee financial expert" serving on its audit committee. Based on its review of the criteria of an audit committee financial expert under the rules adopted by the SEC, our board of directors has determined that Mr. Galecke is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), Messrs. Arsht, Breedlove, Galecke, Marlow and Powell had late filings during the fiscal year ending June 30, 2004.


Item 10. Executive Compensation

Summary Compensation Table

The following table shows the compensation of the Chief Executive Officers and the executive officers of the Company and its subsidiaries whose compensation exceeded $100,000 for the fiscal years ended June 30, 2004, 2003 and 2002.

                                             Annual Compensation               Long-Term Compensation Award
                                  -----------------------------------------    ----------------------------
                                                                                               Securities
                                                                  Other          Restricted    Underlying
         Name and                                                 Annual           Stock        Options/
    Principal Position            Year     Salary     Bonus    Compensation        Awards         SARs
 -------------------------        ----    --------    -----    ------------      ----------    ----------
C. A. Rundell, Jr.                2004    $ 50,000       --              --          28,433       300,000
  Chairman of the Board and       2003      50,000       --              --          41,753        23,298
  Chief Executive Officer         2002      24,000       --              --              --       596,518

Peter Beare                       2004    $185,500       --              --              --       450,000
  Chief Executive Officer         2003      22,250       --              --              --       100,000
  B&B ARMR Corporation (1)

Paul Roland                       2004    $104,500       --              --              --            --
  President
  B&B ARMR Corporation (2)

Scott Rosenbloom                  2004    $104,500       --              --              --            --
  Executive Vice-President
  B&B ARMR Corporation (2)

Jack G. Caldwell                  2004    $ 13,375       --              --              --            --
  President                       2003     160,500       --              --              --            --
  B&B Electromatic, Inc. (3)      2002     160,000       --              --              --            --

Lars H. Halverson                 2004    $     --       --              --              --            --
  President                       2003          --       --              --              --            --
  Intelli-Site, Inc. (4)          2002      70,417       --              --              --       100,000
 --------------------

(1) Began employment on May 19, 2003.
(2) Began employment on September 5, 2003.
(3) Resigned as of July 31, 2003.
(4) Began employment on January 16, 2001 and resigned as of January 15, 2002.

No other executive officer's salary and bonus exceeded $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the Company during the fiscal years ended June 30, 2004, 2003 and 2002. Stock Option Grants

The following table provides information concerning the grant of stock options during the twelve months ended June 30, 2004 to the named executive officers:

                                 Number of          % of Total Options/SARs
                           Securities Underlying     Granted To Employees      Exercise    Expiration
          Name             Options/SARs Granted         In Fiscal Year          Price         Date
 ----------------------    ---------------------    -----------------------    --------    ----------
 C. A. Rundell, Jr. (1)                  300,000                     18.83%    $   0.45      09/05/13
 Peter Beare (1)                         250,000                     15.69%    $   0.45      09/05/13
 Peter Beare (1)                         200,000                     12.55%    $   0.30      12/05/13
 ---------------------

(1) The vesting schedule for these options is: 25% six months from the grant date and 25% each year thereafter.

Option Exercises and Holdings

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the Company at June 30, 2004.

                                         Number of Securities
                                        Underlying Unexercised           Value of Unexercised
                                           Options/SARs At            In-The-Money Options/SARs
                                           Fiscal Year End                At Fiscal Year End
                                     ----------------------------    ----------------------------
 For the 12 Months Ended 06/30/04    Exercisable    Unexercisable    Exercisable    Unexercisable
 --------------------------------    -----------    -------------    -----------    -------------
         C. A. Rundell, Jr.              870,927          362,500    $   232,232    $      59,125
         Peter Beare                     162,500          387,500         43,000           86,000
         Gerald K. Beckmann              314,473               --             --               --

Employment Agreements

As a part of the merger on September 5, 2003 of B&B Electromatic, Inc. and ARMR Services Corporation, the resultant and newly formed subsidiary, B&B ARMR Corporation, entered into employment agreements with Paul Roland and Scott Rosenbloom, the former executive officers of ARMR. The employee agreements are for a period of three (3) years at a base salary of $125,000 per year. As a part of Mr. Roland's employment agreement, Mr. Roland was granted a seat on the board of directors of the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned as of September 30, 2004 by (a) each director and named executive officer of the Company, (b) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding Common Stock and (c) all officers and directors of the Company as a group.
Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.

                                                           Number of Shares
                                                             Beneficially        Percent
                 Name of Beneficial Owner                     Owned (1)        of Class (1)
 ------------------------------------------------------    ----------------    ------------
 Renaissance Capital Growth & Income Fund III, Inc. (4)          27,656,327           32.8%
 Renaissance US Growth Investment Trust PLC (5)                  27,222,094           32.3%
 BFS US Special Opportunities Trust PLC (6)                       6,836,058            8.1%
 Russell Cleveland (2)(3)(7)                                     61,794,508           73.3%
 C. A. Rundell, Jr. (2)(3)(8)                                     6,075,600            7.2%
 Mary Roland (2)(3)                                               5,000,000            5.9%
 The Rosenbloom Trust (2)                                         5,000,000            5.9%
 William D. Breedlove (2)(3)(9)                                     541,847            0.6%
 Peter Beare (2)(3)(10)                                             375,000            0.4%
 Frank R. Marlow (2)(3)(11)                                         371,418            0.4%
 Robert M. Galecke (2)(3)(12)                                       283,743            0.3%
 Richard B. Powell (2)(3)(13)                                       203,200            0.2%
 G.M. "John" Ulibarri (2)(3)(14)                                    175,000            0.2%
 All current directors and executive officers as
   a group (9 persons)                                           69,820,316           82.8%
 ---------------------

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

(2) The address for this person is 8200 Springwood Drive, Suite 230, Irving, TX 75063.

(3) Mr. Rundell is a director, chairman of the board and chief executive officer of the Company. Messrs. Beare, Breedlove, Cleveland, Marlow, and Galecke are directors of the Company. Mr. Beare became the president of B&B Electromatic, Inc., a subsidiary of the Company, effective May 2003. Ms. Roland is the spouse of Mr. Paul Roland, who became director of the Company on September 5, 2003. Mr. Ulibarri became the president and chief executive officer of Intelli-Site, Inc., a subsidiary of the Company, effective January 1, 2004. Mr. Powell is vice president, chief accounting officer and secretary of the Company.

(4) Includes 19,648 shares of Common Stock issuable upon the exercise of outstanding options excercisable within 60 days; 375,000 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days. The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(5) Includes 19,229 shares of Common Stock issuable upon the exercise of outstanding options excercisable within 60 days; 375,000 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days. The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(6) Includes 3,881,579 shares of Common Stock issuable upon the exercise of outstanding convertible promissory notes within 60 days. The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(7) Includes 80,616 shares of Common Stock issuable upon the exercise of outstanding options excercisable within 60 days; 750,000 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 375,000 shares of Common Stock issuable upon the conversion of preferred stock within 60 days. The address for this person is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(8) Includes 1,008,427 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 966,672 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 331,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(9) Includes 184,872 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days and 45,677 shares of Common Stock issuable upon the exercise of warrants within 60 days.

(10) Includes 275,000 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

(11) Includes 182,296 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 20,833 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 31,250 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(12) Includes 182,296 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days; 8,333 shares of Common Stock issuable upon the exercise of warrants within 60 days; and 12,500 shares of Common Stock issuable upon the conversion of preferred stock within 60 days.

(13) Includes 203,200 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

(14) Includes 175,000 shares of Common Stock issuable upon the exercise of outstanding options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of June 30, 2004:

                                      Number of Securities     Weighted Average      Number of Securities
                                       to be Issued upon       Exercise Price of     Remaining Available
                                          Exercise of             Outstanding        For Future Issuance
                                      Outstanding Options,     Options, Warrants         Under Equity
           Plan Category              Warrants and Rights         And Rights          Compensation Plans
 ---------------------------------    --------------------     -----------------     --------------------
 Equity compensation plans
 approved by security holders
 ---------------------------------    --------------------     -----------------     --------------------
 1993 Stock Option Plan                             52,562     $            2.03                  447,437
 ---------------------------------    --------------------     -----------------     --------------------
 1997 Omnibus Stock Plan                         4,496,040     $            0.44                2,196,961
 ---------------------------------    --------------------     -----------------     --------------------
 Equity compensation plans not
 approved by security holders (1)                   50,000     $            0.80                     None
 ---------------------------------    --------------------     -----------------     --------------------
 TOTAL                                           4,598,602     $            0.46                2,644,128
 ---------------------------------    --------------------     -----------------     --------------------
   ---------------------

(1) These options are fully vested in two years and have a ten year life.


Item 12. Certain Relationships and Related Transactions

In exchange for an aggregate of $500,000 cash investment, the Company issued a convertible promissory note to BFS US Special Opportunities Trust PLC ("BFS"), a public limited company registered in England and Wales, on September 5, 2003. The convertible promissory note is in the original principal amount of $500,000 and has an annual interest rate of 7% and is payable in monthly installments on the first day of each month. The convertible promissory note, plus interest, is due on September 5, 2008. The convertible promissory note is convertible at the option of BFS into the common stock of the Company at a conversion price of $0.40 per share. The Company has the right to call the convertible promissory note if the market price of the common stock of the Company is above $0.60 per share for a period of 60 days. As described in greater detail in "Item 5. Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," in exchange for an aggregate of $100,000 cash investment, the Company issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company, on September 26, 2003. The promissory note is in the original principal amount of $100,000 and has an annual interest rate of 7%. The promissory note, plus accrued interest, was due on April 1, 2004. The due date of this note was extended until October 1, 2005. Interest is payable in monthly installments on the first day of each month.

As described in greater detail in "Item 5. Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities," in exchange for an aggregate of $400,000 cash investment, the Company issued a promissory note to each of Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC on October 1, 2003. Each of the two promissory notes is in the original principal amount of $200,000 and has an annual interest rate of 7%. The promissory notes, plus accrued interest, were due on April 1, 2004. The due date of these notes was extended until October 1, 2005. Interest is payable in monthly installments on the first day of each month.

During fiscal year 2004, C. A. Rundell, Jr., our Chairman and Chief Executive Officer, issued a personal letter of credit, supported by a certificate of deposit, in the amount of $70,000 in order to meet the bonding requirements of a specific construction project by the Company's wholly-owned subsidiary, B&B ARMR Corporation. The interest rate on this transaction was 6% per year. The letter of credit and related certificate of deposit was subsequently refinanced and restructured as a line of credit in the amount of $450,000 supported by municipal bonds held individually by Mr. Rundell. The Company agreed to compensate Mr. Rundell at the rate of 2.5% per annum for the amount of the line of credit used by the Company to service bonding and meet working capital needs. As of September 30, 2004, the amount of credit extended by Mr. Rundell to service the Company's bonding needs is $95,000. During 2004, the Company received an additional $310,000 under this line of credit to support working capital needs. These arrangements were approved by the Company's board of directors.

In exchange for an aggregate of $1,000,000 cash investment, the Company issued a convertible promissory note to BFS US Special Opportunities Trust PLC ("BFS"), a public limited company registered in England and Wales, on August 5, 2004. The convertible promissory note is in the original principal amount of $1,000,000 and has an annual interest rate of 10% and is payable in monthly installments on the first day of each month. The convertible promissory note, plus interest, is due on August 5, 2009. The convertible promissory note is convertible at the option of BFS into the common stock of the Company at a conversion price of $0.38 per share. The Company has the right to call the convertible promissory note if the market price of the common stock of the Company is above $0.60 per share for a period of 60 days.

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

     3.2       Amendment  to  Restated   Certificate  of  Incorporation  of  the
               Company. (2)

     3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company. (7)

     3.4+ Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

     3.5       Amended and Restated Bylaws of the Company. (1)

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

     10.19 Stock Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC.
               (17)

     10.20 Convertible Promissory Note, dated September 5, 2003, payable to BFS US Special Opportunities Trust PLC in the amount of $500,000.
               (18)

     10.21 Promissory Note, dated September 26, 2003, payable to C. A. Rundell, Jr. in the amount of $100,000. (19)

     10.22 Stock Purchase Warrant, dated September 26, 2003, issued to C. A. Rundell, Jr. (19)

     10.23 Promissory Note, dated August 5, 2004, payable to BFS US Special Opportunities Trust PLC in the amount of $1,000,000. (20)

     10.24 Amended and Restated Pledge Agreement, dated August 5, 2004, between the Company, Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (20)

     10.25 Amended and Restated Security Agreement, dated August 5, 2004, between the Company, B&B ARMR Corporation, Intelli-Site, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (20)

     10.26 Letter Agreement by the Company, B&B ARMR Corporation and Intelli-Site, Inc. in favor of, and agreed to and accepted on August 20, 2004 by, Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (20)

     21.1+     Subsidiaries of the Company.

     23.1+     Consent of Grant Thornton LLP.

     31.1+     Officer's Certification Pursuant to Section 302

     32.1+     Officer's Certification Pursuant to Section 906

     32.2+     Officer's Certification Pursuant to Section 906

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

     (16) Incorporated by reference to the Company's Form 8-K filed on September 22, 2003.

     (17) Incorporated by reference to the Company's Form 8-K filed on October 3, 2003, accession number 0001158957-03-000198.

     (18) Incorporated by reference to the Company's Form 8-K filed on October 3, 2003, accession number 0001158957-03-000194.

     (19) Incorporated by reference to the Company's Form 8-K filed on October 3, 2003, accession number 0001158957-03-000196.

     (20) Incorporated by reference to the Company's Form 8-K filed on August 31, 2004.

     +         Filed herewith.

     *         Indicates   management   contract   or   compensatory   plan   or
               arrangement.

Item 14.  Principal Accountant Fees and Services

The following information summarizes the fees paid or payable to Grant Thornton LLP for services rendered for the fiscal years ended June 30, 2003 and June 30, 2004.

Audit Fees. Fees for audit services totaled $43,800 in fiscal year 2003 and $59,400 in fiscal year 2004. Audit fees in fiscal year 2003 include fees associated with the annual audit and the reviews of the Company's quarterly reports on Form 10-QSB. Audit fees in fiscal year 2004 include fees associated with the annual audit and the reviews of the Company's quarterly reports on Form 10-QSB.

Audit-Related Fees. The Company did not pay any audit-related service fees to Grant Thornton LLP, other than the fees described above, for services rendered during fiscal year 2003 or 2004.

Tax Fees. The Company did not pay any fees for tax compliance, tax consulting or advisory services to Grant Thornton LLP for services rendered during fiscal year 2003 or 2004.

All Other Fees. The Company was not billed for fees for any other services not described above in fiscal year 2003 or 2004.

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation, approving and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee pre-approves all audit and permissible non-audit services provided by the independent auditor.

The audit  committee  considered  whether the provision of all other services by
Grant  Thornton  LLP  is  compatible  with  maintaining   Grant  Thornton  LLP's
independence with respect to the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Integrated Security Systems, Inc.
                                       ---------------------------------
                                                (Registrant)


    Date: October 13, 2004             /s/ C. A. RUNDELL, JR.
                                       ------------------------------------
                                       C. A. Rundell, Jr.
                                       Director, Chairman of the Board, and
                                       Chief Executive Officer (Principal
                                       Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Date: October 13, 2004             /s/ C. A. RUNDELL, JR.
                                       ------------------------------------
                                       C. A. Rundell, Jr.
                                       Director, Chairman of the Board, and
                                       Chief Executive Officer (Principal
                                       Executive and Financial Officer)


    Date: October 13, 2004             /s/ RICHARD B. POWELL
                                       ------------------------------------
                                       Richard B. Powell
                                       Vice President, Chief Accounting
                                       Officer, Secretary (Principal
                                       Accounting Officer)


    Date: October 13, 2004             /s/ PETER BEARE
                                       ------------------------------------
                                       Peter Beare
                                       Director


    Date: October 13, 2004             /s/ WILLIAM D. BREEDLOVE
                                       ------------------------------------
                                       William D. Breedlove
                                       Director


    Date: October 13, 2004             /s/ RUSSELL CLEVELAND
                                       ------------------------------------
                                       Russell Cleveland
                                       Director


    Date: October 13, 2004             /s/ ROBERT M. GALECKE
                                       ------------------------------------
                                       Robert M. Galecke
                                       Director


    Date: October 13, 2004             /s/ FRANK R. MARLOW
                                       ------------------------------------
                                       Frank R. Marlow
                                       Director


    Date: October 13, 2004             /s/ PAUL ROLAND
                                       ------------------------------------
                                       Paul Roland
                                       Director