Form 10QSB
period 2004-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2004-11-19
CIK 741114

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            _______________________

                                   Form 10-QSB

                             _______________________


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004.

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

As of October 31, 2004, 84,346,536 shares of the Registrant's common stock were outstanding.

Transitional Small Business  Disclosure Format:   Yes [ ]   No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                       Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated  Balance Sheets at September 30, 2004
                (unaudited) and June 30, 2004                            3

              Consolidated Statements of Operations (unaudited)
                for the three months ended September 30, 2004
                and 2003                                                 4

              Consolidated Statements of Cash Flows (unaudited)
                for the three months ended September 30, 2004
                and 2003                                                 5

              Notes to Financial Statements                              6

     Item 2.  Management's Discussion and Analysis or Plan of
                Operation                                               11

     Item 3.  Controls and Procedures                                   13


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                         14

     Item 2.  Unregistered  Sales of Equity Securities and Use
                of Proceeds                                             14

     Item 3.  Defaults Upon Senior Securities                           14

     Item 4.  Submission of Matters to a Vote of Security Holders       14

     Item 5.  Other Information                                         14

     Item 6.  Exhibits                                                  14

SIGNATURES                                                              16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                              September 30,       June 30,
                                                                  2004              2004
                                                              -------------     -------------
                                                               (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                  $      89,325     $     172,688
   Accounts receivable, net of allowance for doubtful
     accounts of $98,426 and $109,527, respectively               2,560,913         1,904,285
   Inventories                                                    1,578,975         1,272,532
   Other current assets                                              23,282            75,020
                                                              -------------     -------------
     Total current assets                                         4,252,495         3,424,525

Property and equipment, net                                         658,722           681,168
Goodwill                                                          3,626,759         3,547,162
Other assets                                                         65,961            59,956
                                                              -------------     -------------
     Total assets                                             $   8,603,937     $   7,712,811
                                                              =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $   1,635,441     $   2,029,963
   Accrued liabilities                                              821,907           708,610
   Current portion of long-term debt                              4,571,736         1,845,949
                                                              -------------     -------------
     Total current liabilities                                $   7,029,084     $   1,584,522
                                                              -------------     -------------

Long-term debt                                                    1,553,781         2,956,341

Stockholders' equity:
   Preferred stock, $.01 par value, 750,000 shares
     authorized; 100,750 shares issued and
     outstanding (liquidation value of $2,015,000)                    1,008             1,008
   Common stock, $.01 par value, 150,000,000 shares
     authorized; 84,298,984 shares issued                           842,990           842,990
   Additional paid in capital                                    31,627,086        31,627,086
   Accumulated deficit                                          (32,331,262)      (32,180,386)
   Treasury stock, at cost - 50,000 common shares                  (118,750)         (118,750)
                                                              -------------     -------------
     Total stockholders' equity                                      21,072           171,948
                                                              -------------     -------------
       Total liabilities and stockholders' equity             $   8,603,937     $   7,712,811
                                                              =============     =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 For the Three Months Ended
                                                       September 30,
                                                ----------------------------
                                                    2004            2003
                                                ------------    ------------
Sales                                           $  3,396,714    $  1,719,896
Cost of sales                                      2,098,273       1,068,280
                                                ------------    ------------
Gross profit                                       1,298,441         651,616
                                                ------------    ------------

Operating expenses:
  Selling, general and administrative              1,177,511         675,700
  Research and product development                   123,303         138,957
                                                ------------    ------------
                                                   1,300,814         814,657
                                                ------------    ------------

Loss from operations                                  (2,373)       (163,041)

Other expense:
  Interest expense                                  (148,503)       (252,686)
                                                ------------    ------------

Net loss                                            (150,876)       (415,727)

Preferred dividends                                  (41,400)        (41,400)
                                                ------------    ------------

Net loss allocable to common stockholders       $   (192,276)   $   (457,127)
                                                ============    ============

Weighted average common and
   common equivalent shares
   Outstanding - basic and diluted                84,298,984      30,659,213
                                                ============    ============

Net loss per share - basic and diluted          $       --      $      (0.02)
                                                ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            For the Three Months Ended
                                                                  September 30,
                                                           ----------------------------
                                                              2004             2003
                                                           -----------      -----------
Cash flows from operating activities:
   Net loss                                                $  (150,876)     $  (415,727)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation                                              48,950           32,806
      Provision for bad debt                                     4,749            5,500
      Provision for warranty reserve                            80,000           10,000
      Provision for inventory reserve                             --              2,000
      Amortization of debt discount                               --            166,888
      Expenses paid with stock, warrants and options              --             48,847
   Changes in operating assets and liabilities,
     net of effects of acquisition:
       Accounts receivable                                    (661,377)        (244,651)
       Inventories                                            (306,443)         (82,659)
       Other assets                                             45,733           11,331
       Accounts payable                                       (394,522)         235,675
       Accrued liabilities                                      33,297          199,400
                                                           -----------      -----------
           Net cash used in operating activities            (1,300,489)         (30,590)
                                                           -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                          (26,504)         (13,793)
   Purchase of business                                        (79,597)        (586,915)
                                                           -----------      -----------
           Net cash used in investing activities              (106,101)        (600,708)
                                                           -----------      -----------

Cash flows from financing activities:

   Employee stock option exercise                                 --              9,375
   Payments on debt and other liabilities                      (33,061)        (266,597)
   Proceeds from notes payable and long-term debt            1,356,288          958,400
                                                           -----------      -----------
           Net cash provided by financing activities         1,323,227          701,178
                                                           -----------      -----------

Increase (decrease) in cash and cash equivalents               (83,363)          69,880
Cash and cash equivalents at beginning of period               172,688          177,078
                                                           -----------      -----------
Cash and cash equivalents at end of period                 $    89,325      $   246,958
                                                           ===========      ===========

Supplemental disclosure of noncash financing activities
   Conversion preferred stock                                     --        $ 7,495,052
   Issuance of company common stock in payment of
     preferred stock dividends                                    --        $ 1,043,829


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Quarters Ended September 30, 2004 and 2003


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. (the "Company") and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 2004 Annual Report on Form 10-KSB filed on October 13, 2004 with the Securities and Exchange Commission.


Note 2 - Stock Options

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

                                                         For the Three Months Ended
                                                               September 30,
                                                         --------------------------
                                                            2004            2003
                                                         ----------      ----------
  Net loss, as reported                                  $ (150,876)     $ (531,874)
  Add:  Stock-based employee compensation
      expense determined under the intrinsic
      value method included in reported net loss               --              --

  Deduct:  Stock-based employee compensation
      expense determined under the fair value method        (42,700)       (252,454)
                                                         ----------      ----------
  Pro forma net loss                                     $ (193,576)     $ (784,328)
                                                         ==========      ==========

  Earnings per share:
      Basic and Diluted - as reported                    $     --        $    (0.02)
                                                         ==========      ==========
      Basic and Diluted - pro forma                      $     --        $    (0.03)
                                                         ==========      ==========

The fair value of these  options  was  estimated  at the date of grant using the
Black-Sholes   option  pricing  model  with  the  following   weighted   average
assumptions used for grants in fiscal 2004: no dividend yield, expected volatility of 108.3%; risk-free interest rates of approximately 3.31% and expected lives of three and five years.

Note 3 - Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current period presentation.


Note 4 - Accounts Receivable

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

                                                          September 30,
                                                    -------------------------
                                                       2004          2003
                                                    -----------   -----------
   Accounts receivable:
     Trade receivables                              $ 2,659,339   $ 1,968,942
     Less:  allowance for doubtful receivables          (98,426)      (96,210)
                                                     -----------   -----------
                                                    $ 2,560,913   $ 1,872,732
                                                    ===========   ===========

   Allowance for doubtful receivables:
     Beginning Balance                              $   109,527   $    64,183
        Bad debt expense                                  4,749         5,500
        Accounts written-off                            (15,850)      (27,034)
        ARMR Services Corporation merger                   --          53,561
                                                     ----------    ----------
     Ending Balance                                 $    98,426   $    96,210
                                                    ===========   ===========


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

The changes in the Company's product warranty liability are as follows:

                                                    September 30,
                                               -----------------------
                                                 2004          2003
                                               ---------     ---------
     Liability, beginning of year              $  94,157     $ 135,471
     Expense for new warranties issued            80,000        10,000
     Warranty claims                             (99,579)      (25,119)
                                               ---------     ---------
     Liability, end of period                  $  74,578     $ 120,352
                                               =========     =========

Note 6 - Preferred Stock Dividend Arrearage

At September 30, 2004, the Company had dividends in arrears in the amount of $287,513 related to its outstanding Series A, and D preferred stock, which consists of the following:

                                   Shares         Dividends
                                 Outstanding     In Arrears
                                 -----------     -----------
          Series A $20                 9,500     $      --
          Series D $20                91,250         287,513
                                 -----------     -----------
                                     100,750     $   287,513
                                 ===========     ===========


Note 7 - Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares. At September 30, 2004 and 2003, there were 10,601,897 and 15,044,356 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to the Company's reported net loss.

At September 30, 2004 and 2003, the Company had approximately 102,551,045 and 98,808,353 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company's outstanding equity instruments.


Note 8 - Financing

In exchange for an aggregate of $1,000,000 cash investment, the Company issued a convertible promissory note to BFS US Special Opportunities Trust PLC ("BFS"), a public limited company registered in England and Wales, on August 5, 2004. The convertible promissory note is in the original principal amount of $1,000,000, has an annual interest rate of 10%, and is payable in monthly installments on the first day of each month. The convertible promissory note, plus interest, is due on August 5, 2009. The convertible promissory note is convertible at the option of BFS into common stock of the Company at a conversion price of $0.38 per share. The Company has the right to call the convertible promissory note if the market price of the common stock of the Company is above $0.60 per share for a period of 60 days. The Company's board of directors ratified this transaction on August 20, 2004.

In addition to the above transaction, the board of directors of the Company also ratified an amended and restated pledge agreement and an amended and restated security agreement, both of which are between the Company and Renaissance Capital Growth & Income Fund III, Renaissance US Growth Investment Trust PLC, BFS and Renaissance Capital Group, Inc.

In exchange for an aggregate of $150,000 cash, the Company issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company, on July 28, 2004. The promissory note is in the original principal amount of $150,000, has an annual interest rate of 9% which is due at maturity and is secured by a specific invoice of B&B ARMR issued to Horne Engineering. The promissory note, plus accrued interest, was due on October 28, 2004. B&B ARMR will pay this note plus all accrued and unpaid interest in full by the end of the December 2005.

Note 9 - Subsequent Event - Financing

The Company received a $500,000 cash investment on October 27, 2004 from BFS. The final terms and conditions of this investment in the Company are currently being negotiated. The contemplated security to be sold is a 10% subordinated convertible promissory note, convertible at $0.38 per share, callable after the second year at the equivalent of $0.60 per share and with a five-year term. The Company anticipates the completion of this transaction by November 30, 2004.


Note 10 - Subsequent Event - Financing Arrangement

On November 10, 2004, the Company's wholly-owned subsidiary, B&B ARMR Corporation ("B&B ARMR"), entered into a loan agreement with Briar Capital L.P. ("Briar") to provide a $3,000,000 discretionary demand asset based lending credit facility. Under the terms of the loan agreement, working capital advances are made available to B&B ARMR based on the value of its accounts receivable and inventory. Although payable on demand, the loan agreement has a stated three (3) year term. In connection with the loan agreement, B&B ARMR issued a revolving promissory note dated November 10, 2004 to Briar in the principal amount of $3,000,000. The note has an annual interest rate of two percent above the prime rate, but in no event will interest exceed the maximum nonusurious interest rate allowable under applicable law.

In connection with the loan agreement  between B&B ARMR and Briar,  the Company,
B&B ARMR, and Intelli-Site, Inc. ("Intelli-Site"), another wholly-owned subsidiary of the Company, also entered into a subordination agreement, dated November 10, 2004, with Briar, Renaissance Capital Growth & Income Fund III, Inc. ("RENN III"), Renaissance US Growth Investment Trust PLC ("RUSGIT"), and BFS (together with RENN III and RUSGIT, collectively, the "Subordinated Lenders"). Pursuant to the terms of the subordination agreement, the Subordinated Lenders agreed to subordinate their indebtedness, liens and other obligations to Briar's indebtedness, liens and other obligations.

Also in connection with the loan agreement between B&B ARMR and Briar, the Company and Intelli-Site unconditionally guaranteed the obligations of B&B ARMR pursuant to the terms of separately executed guaranty agreements, dated November 10, 2004. The Company's and Intelli-Site's guaranty obligations to Briar are secured by a first priority security interest in the Company's and Intelli-Site's personal property pursuant to the terms of a guarantor security agreement, dated November 10, 2004.


Note 11 - Business Segments

Information for the Company's reportable segments for the three months ended September 30, 2004 and 2003 is as follows:

                                         For the Three Months Ended
                                               September 30,
                                         --------------------------
                                            2004           2003
                                         -----------    -----------
     Sales
        B&B ARMR Corporation             $ 3,180,485    $ 1,627,895
        Intelli-Site, Inc.                   216,229         91,911
                                         -----------    -----------
                                         $ 3,396,714    $ 1,719,896
                                         ===========    ===========

     Income (loss) from operations
        B&B ARMR Corporation             $    62,918    $    10,635
        Intelli-Site, Inc.                    11,176        (94,703)
        Corporate                            (76,467)       (78,973)
                                         -----------    -----------
                                         $    (2,373)   $  (163,041)
                                         ===========    ===========

Note 12 - Merger

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

                                         For the Three Months Ended
                                             September 30, 2003
                                         ---------------------------

        Sales                                   $  2,405,823
        Net loss allocable to
          common stockholders                   $   (634,907)
        Net loss per share allocable
          to common stockholders,
          basic and diluted                     $      (0.02)
        Weighted average shares
          outstanding,
          basic and diluted                       30,659,213

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Sales. The Company's total sales increased by $1.7 million, or 97%, to $3.4 million during the quarter ended September 30, 2004 from $1.7 million during the quarter ended September 30, 2003. This increase is due to the inclusion of the sales of ARMR Services Corporation, as a result of the merger of ARMR Services Corporation with the Company's B&B Electromatic, Inc. subsidiary into B&B ARMR Corporation in September 2003.

Gross Margin. Gross profit increased by approximately $0.6 million during the quarter ended September 30, 2004 due to the inclusion of ARMR Services Corporation, but as a percentage of sales remained comparable at 38% during the same quarter a year ago.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $0.5 million or 74% during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. This increase is primarily due to the inclusion of ARMR Services Corporation as a result of the merger of B&B Electromatic, Inc. and ARMR Services Corporation, as well as in increase in the warranty reserve at the Company's B&B ARMR subsidiary due to the increased level of sales.

Research and Product Development. Research and product development expenses decreased by approximately 12% during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. This increase is primarily due a reduction in research and development expenditures company-wide which the Company expects will continue at these lower levels through the first part of fiscal 2005.

Interest Expense. Interest expense decreased by approximately $0.1 million during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. This decrease is due to the Company no longer accreting to interest expense the value of warrants issued in conjunction with securing additional debt during the quarter end September 30, 2003. This approximately $0.2 million decrease was offset by an increase of approximately $0.1 million of interest on additional debt that was obtained to meet working capital needs during the quarter ending September 30, 2004.

Liquidity and Capital Resources

The Company's cash position decreased by $83,363 during the quarter ended September 30, 2004. At September 30, 2004, the Company had $89,325 in cash and cash equivalents and had approximately $1.0 million outstanding under its accounts receivable factoring facility. The factoring facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to $3.0 million, subject to availability under its borrowing base. This factoring facility was replaced by a discretionary demand asset based lending credit facility on November 10, 2004. Please see Note 10 to the Company's Consolidated Financial Statements included under Item 1 above for a detailed description of this transaction.

For the three months ended September 30, 2004, the Company's operating activities used $1,300,489 of cash compared to $30,590 of cash provided in operations during the three months ended September 30, 2003, primarily due to increased levels of accounts receivable, inventories and accounts payable.

The Company used $26,504 for the purchase of property and equipment during the quarter ended September 30, 2004, compared to $13,793 for the quarter ended September 30, 2003. The Company anticipates capital expenditures to increase through the remainder of fiscal 2005, commensurate with increased sales. The Company also incurred an additional $72,000 during the quarter ending September 30, 2004 related to earn-out agreements executed as a part of the ARMR merger transaction.

During the quarter ended September 30, 2004, the Company financed its operations with cash flows from borrowings of $1,356,288 compared to $958,400 during the quarter ended September 30, 2003. The borrowings during the first quarter of fiscal 2004 consisted of an additional $1.0 million from BFS, an additional $0.2 million from the Company's factoring facility and a promissory note in the amount of $150,000 issued to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company (see Note 8 to the Company's Consolidated Financial Statements included under Item 1 above for a detailed description of this transaction), The Company made payments of $33,061 on debt and other liabilities during the quarter ended September 30, 2004, compared to payments of $266,597 on debt and other liabilities during the quarter ended September 30, 2003.

The cash that the Company received from the accounts receivable factoring facility and will receive from its recent discretionary demand asset based lending credit facility is utilized to support Company-wide operations. The Company's working capital requirements will depend upon many factors, including future sales of the Company's products, the Company's operating results, the status of competitive products, and actual profits compared to the Company's business plan. The Company is currently experiencing declining liquidity, which makes it difficult for the Company to meet its current cash requirements and may jeopardize the Company's ability to continue as a going concern. The Company's auditor issued a going concern modification in their auditors' report for the fiscal year ended June 30, 2004. The Company intends to address its liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections. In the foreseeable future, the Company will need to obtain additional financing either through equity placement or additional debt. There can be no assurance that the Company will be able to secure such financing. If the Company's liquidity does not improve by the end of fiscal 2005, it may have to seek a merger partner, limit its operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to the Company or disadvantageous to the Company's stockholders.

Principal payments required under long-term debt outstanding at September 30, 2004 are as follows:

                           Year Ending June 30,
                          ----------------------
                          2005       $ 2,161,010
                          2006         2,441,220
                          2007            20,810
                          2008             2,477
                          2009         1,500,000
                                     -----------
                                     $ 6,125,517
                                     ===========

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At October 31, 2004, the Company's backlog was approximately $6.3 million. The Company expects that it will fill the majority of this backlog by December 31, 2005.


Item 3.  Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures. Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's principal executive and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

         Our independent registered public accounting firm has communicated to our audit committee a reportable condition regarding our system of internal controls. They noted a reportable condition with respect to the inadequacy of staffing levels in our financial reporting function that could result in our inability to meet financial reporting objectives. We believe the Company and audit committee are in the process of taking the steps necessary to correct this identified reportable condition.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal control over financial reporting that occurred during the company's last completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2004, the Company issued unregistered securities in connection with the transaction described below. The issuances of the convertible promissory note were exempt from the registration requirements of the Securities Act, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering.

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


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

In exchange for an aggregate of $150,000 cash, the Company issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company, on July 28, 2004. The promissory note is in the original principal amount of $150,000, has an annual interest rate of 9% which is due at maturity and is secured by a specific invoice of B&B ARMR issued to Horne Engineering. The promissory note, plus accrued interest, was due on October 28, 2004. B&B ARMR will pay this note plus all accrued and unpaid interest in full by the end of the December 2005. The Company believes that the terms of this transaction was on terms no less favorable to the Company than could be obtained from unaffiliated third parties.


Item 6.  Exhibits.

10.1+ Promissory Note, dated July 28, 2004, payable to C. A. Rundell, Jr. in the amount of $150,000.

10.2 Promissory Note, dated August 5, 2004, payable to BFS US Special Opportunities Trust PLC in the amount of $1,000,000. (1)

10.3 Amended and Restated Pledge Agreement, dated August 5, 2004, between the Company, Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (1)

10.4 Amended and Restated Security Agreement, dated August 5, 2004, between the Company, B&B ARMR Corporation, Intelli-Site, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (1)

10.5 Letter Agreement by the Company, B&B ARMR Corporation and Intelli-Site, Inc. in favor of, and agreed to and accepted on August 20, 2004 by, Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (1)

10.6     Loan Agreement,  dated November 10, 2004,  among B&B ARMR  Corporation,
         Integrated  Security  Systems,  Inc.,  Intelli-Site,   Inc.  and  Briar
         Capital, L.P. (2)

10.7 Revolving Promissory Note, dated November 10, 2004, issued by B&B ARMR Corporation to Briar Capital, L.P. (2)

10.8 Subordination Agreement, dated November 10, 2004, among B&B ARMR Corporation, Integrated Security Systems, Inc., Intelli-Site, Inc., Briar Capital, L.P., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., and BFS US Special Opportunities Trust PLC. (2)

10.9 Subordination Agreement, dated November 10, 2004, among B&B ARMR Corporation, C. A. Rundell, Jr. and Briar Capital, L.P. (2)

10.10 Guaranty Agreement, dated November 10, 2004, by Integrated Security Systems, Inc. in favor of Briar Capital, L.P. (2)

10.11 Guarantor Security Agreement, dated November 10, 2004, by Integrated Security Systems, Inc. in favor of Briar Capital, L.P. (2)

10.12 Guaranty Agreement, dated November 10, 2004, by Inteli-Site, Inc. in favor of Briar Capital, L.P. (2)

10.13 Guarantor Security Agreement, dated November 10, 2004, by Inteli-Site, Inc. in favor of Briar Capital, L.P. (2)

31.1+    Officer's Certificate Pursuant to Section 302

32.1+    Officer's Certificate Pursuant to Section 906
______________

+        Filed herewith.

(1)      Incorporated by reference to the Company's Form 8-K filed on August 31,
         2004.

(2) Incorporated by reference to the Company's Form 8-K filed on November 16, 2004.

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

                                          Integrated Security Systems, Inc.
                                          ---------------------------------
                                                     (Registrant)



Date:  November 19, 2004                  /s/ C. A. RUNDELL, JR.
                                          ----------------------
                                          C. A. Rundell, Jr.
                                          Director, Chairman of the Board, and
                                          Chief Executive Officer (Principal
                                          Executive and Financial Officer)


Date:  November 19, 2004                  /s/ RICHARD B. POWELL
                                          ---------------------
                                          Richard B. Powell
                                          Vice President, Chief Accounting
                                          Officer, Secretary (Principal
                                          Accounting Officer)

                                 EXHIBIT INDEX


10.1+ Promissory Note, dated July 28, 2004, payable to C. A. Rundell, Jr. in the amount of $150,000.

10.2 Promissory Note, dated August 5, 2004, payable to BFS US Special Opportunities Trust PLC in the amount of $1,000,000. (1)

10.3 Amended and Restated Pledge Agreement, dated August 5, 2004, between the Company, Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (1)

10.4 Amended and Restated Security Agreement, dated August 5, 2004, between the Company, B&B ARMR Corporation, Intelli-Site, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (1)

10.5 Letter Agreement by the Company, B&B ARMR Corporation and Intelli-Site, Inc. in favor of, and agreed to and accepted on August 20, 2004 by, Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (1)

10.6     Loan Agreement,  dated November 10, 2004,  among B&B ARMR  Corporation,
         Integrated  Security  Systems,  Inc.,  Intelli-Site,   Inc.  and  Briar
         Capital, L.P. (2)

10.7 Revolving Promissory Note, dated November 10, 2004, issued by B&B ARMR Corporation to Briar Capital, L.P. (2)

10.8 Subordination Agreement, dated November 10, 2004, among B&B ARMR Corporation, Integrated Security Systems, Inc., Intelli-Site, Inc., Briar Capital, L.P., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., and BFS US Special Opportunities Trust PLC. (2)

10.9 Subordination Agreement, dated November 10, 2004, among B&B ARMR Corporation, C. A. Rundell, Jr. and Briar Capital, L.P. (2)

10.10 Guaranty Agreement, dated November 10, 2004, by Integrated Security Systems, Inc. in favor of Briar Capital, L.P. (2)

10.11 Guarantor Security Agreement, dated November 10, 2004, by Integrated Security Systems, Inc. in favor of Briar Capital, L.P. (2)

10.12 Guaranty Agreement, dated November 10, 2004, by Inteli-Site, Inc. in favor of Briar Capital, L.P. (2)

10.13 Guarantor Security Agreement, dated November 10, 2004, by Inteli-Site, Inc. in favor of Briar Capital, L.P. (2)

31.1+    Officer's Certificate Pursuant to Section 302

32.1+    Officer's Certificate Pursuant to Section 906
______________

+        Filed herewith.

(1)      Incorporated by reference to the Company's Form 8-K filed on August 31,
         2004.

(2) Incorporated by reference to the Company's Form 8-K filed on November 16, 2004.