Form 10QSB
period 2004-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2005-02-14
CIK 741114

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-QSB

                                 ---------------

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2004.

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

As of January 31, 2005, 85,056,612 shares of the Registrant's common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets at December 31, 2004
                (unaudited) and June 30, 2004                               3

             Consolidated Statements of Operations (unaudited)
                for the three and six months ended
                December 31, 2004 and 2003                                  4

             Consolidated Statements of Cash Flows (unaudited)
                for the six months ended December 31, 2004 and 2003         5

             Notes to Financial Statements                                  6

     Item 2. Management's Discussion and Analysis or Plan of Operation     13

     Item 3. Controls and Procedures                                       16

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                             17

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   17

     Item 3. Defaults Upon Senior Securities                               17

     Item 4. Submission of Matters to a Vote of Security Holders           17

     Item 5. Other Information                                             17

     Item 6. Exhibits                                                      17

SIGNATURES                                                                 19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                 December 31,       June 30,
                                                                     2004             2004
                                                                 ------------     ------------
                                                                 (Unaudited)
                           ASSETS
Current assets:
   Cash and cash equivalents                                     $  1,422,816     $    172,688
   Accounts receivable, net of allowance for doubtful
     accounts of $98,964 and $109,527, respectively                 2,531,081        1,904,285
   Inventories                                                      2,130,352        1,272,532
   Other current assets                                               149,625           75,020
                                                                 ------------     ------------
     Total current assets                                           6,233,874        3,424,525

Property and equipment, net                                           608,597          681,168
Goodwill                                                            3,714,491        3,547,162
Other assets                                                          415,386           59,956
                                                                 ------------     ------------
     Total assets                                                $ 10,972,348     $  7,712,811
                                                                 ============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                              $  1,890,778     $  2,029,963
   Accrued liabilities                                                531,378          708,610
   Current portion of long-term debt                                4,082,632        1,845,949
                                                                 ------------     ------------
     Total current liabilities                                      6,504,788     $  4,584,522
                                                                 ------------     ------------

Long-term debt                                                      5,090,690        2,956,341

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 750,000 shares
     authorized; 100,750 shares issued and
     outstanding (liquidation value of $2,015,000)                      1,008            1,008
   Common stock, $.01 par value, 150,000,000 shares
     authorized; 84,906,612 and 84,298,984 shares issued,             849,066          842,990
     respectively
   Additional paid in capital                                      31,938,512       31,627,086
   Accumulated deficit                                            (33,292,966)     (32,180,386)
   Treasury stock, at cost - 50,000 common shares                    (118,750)        (118,750)
                                                                 ------------     ------------
     Total stockholders' equity (deficit)                            (623,130)         171,948
                                                                 ------------     ------------
       Total liabilities and stockholders' equity (deficit)      $ 10,972,348     $  7,712,811
                                                                 ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                       For the Three Months Ended         For the Six Months Ended
                                              December 31,                      December 31,
                                      ----------------------------      ----------------------------
                                          2004            2003              2004            2003
                                      ------------    ------------      ------------    ------------
Sales                                 $  3,134,131    $  3,367,883      $  6,530,845    $  5,087,780
Cost of sales                            2,468,066       2,263,003         4,566,339       3,322,051
                                      ------------    ------------      ------------    ------------
Gross profit                               666,065       1,104,880         1,964,506       1,765,729
                                      ------------    ------------      ------------    ------------

Operating expenses:
   Selling, general and
   administrative                        1,286,365       1,012,037         2,463,876       1,696,971
   Research and product
   development                             128,445         187,557           251,748         326,513
                                      ------------    ------------      ------------    ------------
                                         1,414,810       1,199,594         2,715,624       2,023,484
                                      ------------    ------------      ------------    ------------

Loss from operations                      (748,745)        (94,714)         (751,118)       (257,755)

Interest expense                          (212,004)       (411,587)         (360,505)       (664,272)
                                      ------------    ------------      ------------    ------------

Net loss                                  (960,749)       (506,301)       (1,111,623)       (922,027)

Preferred dividends                        (41,400)        (41,400)          (82,800)        (82,800)
                                      ------------    ------------      ------------    ------------

Net loss allocable to common
   stockholders                       $ (1,002,149)   $   (547,701)     $ (1,194,423)   $ (1,004,827)
                                      ============    ============      ============    ============

Weighted average common shares
   outstanding - basic
   and diluted                          84,663,078      73,595,757        84,481,031      52,127,485
                                      ============    ============      ============    ============

Net loss per share - basic and
   diluted                            $      (0.01)   $      (0.01)     $      (0.01)   $      (0.02)
                                      ============    ============      ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.


                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                              For the Six Months Ended
                                                                    December 31,
                                                             ---------------------------
                                                                2004            2003
                                                             -----------     -----------
Cash flows from operating activities:
   Net loss                                                  $(1,111,623)    $  (922,027)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                109,694          79,665
     Amortization                                                 11,266            --
     Provision for bad debt                                        4,749          15,500
     Provision for warranty reserve                              160,000          30,000
     Provision for inventory reserve                                --             1,000
     Amortization of debt discount                                  --           300,032
     Expenses paid with stock, warrants and options              229,690         237,047
     Changes in operating assets and liabilities,
       net of effects of acquisition:
         Accounts receivable                                    (490,380)       (808,874)
         Inventories                                            (734,058)        115,568
         Other assets                                           (441,301)         29,329
         Accounts payable                                       (198,870)        582,590
         Accrued liabilities                                    (337,357)         39,789
                                                             -----------     -----------
           Net cash used in operating activities              (2,799,190)       (300,381)
                                                             -----------     -----------

Cash flows from investing activities:
   Purchase of property and equipment                            (37,125)       (111,347)
   Purchase of businesses, net of cash acquired                 (255,528)       (733,134)
                                                             -----------     -----------
           Net cash used in investing activities                (292,653)       (844,481)
                                                             -----------     -----------

Cash flows from financing activities:
   Employee stock option exercise                                   --            48,125
   Payments on debt and other liabilities                       (156,708)       (371,354)
   Proceeds from notes payable and long-term debt              4,498,679       1,591,498
                                                             -----------     -----------
           Net cash provided by financing activities           4,341,971       1,268,269
                                                             -----------     -----------

Increase in cash and cash equivalents                          1,250,128         123,407
Cash and cash equivalents at beginning of period                 172,688         177,078
                                                             -----------     -----------
Cash and cash equivalents at end of period                   $ 1,422,816     $   300,485
                                                             ===========     ===========

Supplemental disclosure of noncash financing activities:
   Conversion preferred stock                                $      --       $ 7,495,052
   Issuance of company common stock in payment of
    preferred stock dividends                                $      --       $ 1,043,830



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                   Six Months Ended December 31, 2004 and 2003


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

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No. 123R supercedes APB Opinion No. 25, "Accounting for Stock
Issued to Employees" and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005 and the Company will begin recognizing option expense July 1, 2005.

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation:

                                       For the Three Months Ended       For the Six Months Ended
                                              December 31,                    December 31,
                                       --------------------------      --------------------------
                                          2004           2003             2004           2003
                                       -----------    -----------      -----------    -----------
Net loss, as reported                  $  (960,749)   $  (506,301)     $(1,111,623)   $  (922,027)
Deduct:  Total stock-based
   employee compensation
   expense determined under
   fair value based method                 (56,135)      (144,638)        (112,271)      (335,614)
                                       -----------    -----------      -----------    -----------
Pro forma net loss                     $(1,016,884)   $  (650,939)     $(1,223,894)   $(1,257,641)
                                       ===========    ===========      ===========    ===========

Earnings per share:
   Basic and Diluted-as reported       $     (0.01)   $     (0.01)     $     (0.01)   $     (0.02)
                                       ===========    ===========      ===========    ===========
   Basic and Diluted-pro forma         $     (0.01)   $     (0.01)     $     (0.01)   $     (0.03)
                                       ===========    ===========      ===========    ===========

The fair value of these  options  was  estimated  at the date of grant using the
Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2004 and 2003, respectively: no dividend yield, expected lives of three and five years, respectively, with expected volatility and risk-free interest rates as outlined in the following table:

                             For the Three Months Ended       For the Six Months Ended
                                    December 31,                    December 31,
                             --------------------------      --------------------------
                                2004            2003            2004            2003
                             ----------      ----------      ----------      ----------
Expected volatility             107.85%         108.34%         107.85%         108.31%

Risk-free interest rate           3.33%           3.31%           3.33%           3.30%


Note 3 - Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current period presentation.


Note 4 - Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the perimeter security and road and bridge industries. Credit is extended based on evaluation of a customer's financial condition and credit history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.


                                                           December 31,
                                                    ---------------------------
                                                       2004            2003
                                                    -----------     -----------
Accounts receivable:
   Trade receivables                                $ 2,630,045     $ 2,531,372
   Less:  allowance for doubtful receivables            (98,964)       (104,417)
                                                    -----------     -----------
                                                    $ 2,531,081     $ 2,426,955
                                                    ===========     ===========


                                                     For the Six Months Ended
                                                           December 31,
                                                    ---------------------------
                                                       2004            2003
                                                    -----------     -----------
Allowance for doubtful receivables:
   Beginning Balance                                $   109,527     $    64,183
        Bad debt expense                                  4,749          15,500
        Accounts written-off                            (15,312)        (28,827)
        ARMR Services Corporation merger                   --            53,561
                                                    -----------     -----------
   Ending Balance                                   $    98,964     $   104,417
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

The changes in the Company's product warranty liability are as follows:

                                                     December 31,
                                                -----------------------
                                                  2004          2003
                                                ---------     ---------
        Liability, beginning of year            $  94,157     $ 135,471
        Expense for new warranties issued         160,000        30,000
        Warranty Claims                          (218,291)      (55,853)
                                                ---------     ---------
        Liability, end of period                $  35,866     $ 109,618
                                                =========     =========


Note 6 - Preferred Stock Dividend Arrearage

At December 31, 2004, the Company had dividends in arrears in the amount of $328,913 related to its outstanding Series A and Series D preferred stock, which consists of the following:

                               ------------------------------
                                 Shares            Dividends
                               Outstanding         In Arrears
                               ------------------------------
           Series A $20              9,500         $     --
           Series D $20             91,250            328,513
                               ------------------------------
                                   100,750         $  328,513
                               ==============================


Note 7 - Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares. At December 31, 2004 and 2003, there were 18,915,450 and 15,094,125 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to the Company's reported net loss.

At December 31, 2004 and 2003, the Company had approximately 110,294,424 and 100,288,021 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company's outstanding equity instruments.


Note 8 - Financing

The Company received a $500,000 cash investment on October 27, 2004 from BFS US Special Opportunities Trust PLC ("BFS"). This investment by BFS was included as a part of the Company's placement of subordinated 10% convertible promissory notes on November 30, 2004 (see Note 10 - Financing Agreement - Placement of Subordinated 10% Convertible Promissory Notes).

Note 9 - Financing Arrangement - Asset Based Lending Facility

On November 10, 2004, the Company's wholly-owned subsidiary, B&B ARMR Corporation ("B&B ARMR"), entered into a loan agreement with Briar Capital L.P. ("Briar") to provide a $3,000,000 discretionary demand asset based lending facility. Under the terms of the loan agreement, working capital advances are made available to B&B ARMR based on the value of its accounts receivable and inventory. Although payable on demand, the loan agreement has a stated three (3) year term. In connection with the loan agreement, B&B ARMR issued a revolving promissory note dated November 10, 2004 to Briar in the principal amount of $3,000,000. The note has an annual interest rate of two percent above the prime rate, but in no event will interest exceed the maximum nonusurious interest rate allowable under applicable law.

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


Note 10 - Financing Agreement - Placement of Subordinated 10% Convertible Promissory Notes

On November 30, 2004, the Company entered into a Loan Agreement ("Loan Agreement") with several purchasers (the "Investors") of the Company's Subordinated 10% Convertible Promissory Notes (individually, a "Note" and collectively the "Notes"). The Company issued $4,118,000 in Notes to the Investors and others (as payment of fees) who effected the placement of the Notes. Each of the Investors is an accredited investor. Pursuant to the terms of the Loan Agreement: (i) the Company was authorized to sell to the Investors an aggregate principal amount of up to $6,000,000 in Notes and (ii) the Notes could have been sold by the Company to the Investors in multiple closings so long as the final closing was consummated no later than the fifteenth day following the initial closing.

Each Note sold by the Company to each Investor: (i) is subordinated to certain other indebtedness of the Company, (ii) is due and payable on November 30, 2009,
(iii)  provides  interest  to the holder  thereof at a rate of 10% per annum and
(iv) is convertible into the Company's Common Stock, par value $0.01 per share, at the conversion rate of $0.38 per share of Common Stock. Each share of Common Stock that the Investor receives as a result of the conversion of the Notes shall be registered with the Securities and Exchange Commission.

As a part of this transaction, BFS exchanged a promissory note in the amount of $1,000,000, originally issued on August 5, 2004, as a part of the placement of the Notes. In addition, BFS included an investment made in the Company on October 27, 2004 (see Note 8 - Financing) as a part of this placement.

Also included with this placement of the Notes, C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company, exchanged a $150,000 promissory note with an annual interest rate of 9%, originally issued on July 28, 2004 to B&B ARMR for a $150,000 Note.

The Company paid fees in this transaction to Roth Capital Partners, LLC ("Roth") in the form of a Note in the amount of $168,000 with the same general terms and conditions as the other participants in the transaction discussed above. As further consideration, the Company also issued a stock purchase warrant dated November 30, 2004 with a five year life and an exercise price of $0.38 per share to Roth for the purchase of 276,316 common shares of the Company's $0.01 par value common stock.


Note 11 - Debt

As of December 31, 2004, the Company's current and long-term debt consisted of the following:

                                                             Current     Long-term      Total
                                                            ----------   ----------   ----------
Notes  payable to  stockholders;  interest at 8% due in
monthly installments of $11,333;  principal and accrued
unpaid interest due September 30, 2005.................     $2,400,000   $     --     $2,400,000

Asset based lending facility with a financing  company.
The loan with the asset  based  lending  facility  is a
demand  loan,  but  has  a  three-year   term  expiring
November 10, 2007; interest at 2% above the prime rate;
secured by accounts  receivable  and  inventory  of B&B
ARMR Corporation.......................................      1,201,330         --      1,201,330

Convertible note payable to stockholder; interest at 7%
due in monthly  installments  of $2,917;  principal and
accrued   unpaid   interest  due   September  5,  2008;
convertible  at the option of the  shareholder at $0.40
per share; Company may call the note at $0.60 per share
(based on certain restrictions)........................           --        500,000      500,000

Note  payable to bank and secured by a letter of credit
in the amount of $500,000 from Chief Executive Officer;
interest at the prime rate of Bank One, N.A.  (4.25% as
of  June  30,  2004);   principal  and  accrued  unpaid
interest  due January 26,  2005........................        330,000         --        330,000

Term note payable to a bank;  due in monthly  principal
and interest installments of $10,500; interest at 10.5%
and  10% at  June  30,  2004  and  2003,  respectively;
secured by first mortgage on real estate and equipment;
maturity  date of February 26,  2006...................         76,091      427,852      503,943

Convertible  notes  payable;  interest  at  10%  due in
semi-annual  installments  of $205,900;  principal  and
accrued   unpaid   interest   due  November  30,  2009;
convertible  at the option of the  shareholder at $0.38
per share; Company may call the note at $0.60 per share
(based on certain restrictions)........................           --      4,118,000    4,118,000

Other..................................................         75,211       44,838      120,049
                                                            ----------   ----------   ----------
                                                            $4,082,632   $5,090,690   $9,173,322
                                                            ==========   ==========   ==========

Note 12 - Acquisition

On December 15, 2004, the Company acquired all of the issued and outstanding shares of Common Stock of DoorTek Corporation ("DoorTek"), a manufacturer of access control systems and other physical security system products. In exchange for all of the outstanding shares of DoorTek, the Company issued 228,572 shares of its $0.01 par value Common Stock, which has been preliminarily valued at approximately $87,000. The Company also paid $120,000 in cash to DoorTek's former stockholders. In addition, the Company and the sellers executed an earn-out agreement for maximum additional payments of approximately $100,000 based on net profits over the next two years. Any additional consideration will increase the recorded goodwill. The Company entered into this acquisition seeing it as an opportunity to significantly enhance its services, allow it to expand its product offering and customer base in conjunction with the Company's strategic growth plans. The acquisition of DoorTek was accounted for using the purchase method of accounting. As such, the assets and liabilities of DoorTek were recorded at their estimated fair value and the results of operations have been included in the Company's consolidated results of operations from the date of acquisition. To date, the purchase price paid in excess of the estimated fair value of the net assets acquired has been allocated to goodwill, which is not deductible for federal income tax purposes. A preliminary assessment of the other identifiable intangible assets related to this acquisition transaction yielded no assignment of value thereto. The Company is in the process of finalizing the allocation of the purchase price to the assets acquired. Any adjustment resulting form this allocation will reduce the amount of goodwill and any required amortization will be recorded. It is expected this allocation will be competed by the end of fiscal 2005. The table below summarizes the current allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed:

                                           Estimated
                                            Values
                                           ---------

            Cash and cash equivalents      $  29,000
            Accounts receivable              141,000
            Inventories                      124,000
            Accounts payable                 (60,000)
            Accrued liabilities               (1,000)
            Long-term debt                   (29,000)
            Goodwill                          22,000
                                           ---------
            Purchase price                 $ 226,000
                                           =========

The  following   unaudited  pro  forma  consolidated   statement  of  operations
information has been prepared as if the acquisition discussed above had occurred at the beginning of each period presented.

                                   For the Three Months Ended         For the Six Months Ended
                                          December 31,                      December 31,
                                  ----------------------------      ----------------------------
                                      2004            2003              2004            2003
                                  ------------    ------------      ------------    ------------
Sales                             $  3,281,491    $  3,547,083      $  6,955,808    $  5,400,948
Net loss allocable to
  common stockholders             $   (993,591)   $   (565,246)     $ (1,164,861)   $ (1,029,348)
Net loss per share allocable
  To common stockholders,
  basic and diluted               $      (0.01)   $      (0.01)     $      (0.01)   $      (0.02)
Weighted average shares
  outstanding,
  basic and diluted                 84,849,414      73,824,329        84,574,199      52,356,057

Note 13 - Business Segments

Information for the Company's reportable segments for the three and six months ended December 31, 2004 and 2003 is as follows:

                                    For the Three Months Ended       For the Six Months Ended
                                            December 31,                    December 31,
                                    --------------------------      --------------------------
                                       2004           2003             2004           2003
                                    -----------    -----------      -----------    -----------
Sales
   B&B ARMR Corporation             $ 2,942,566    $ 3,293,548      $ 6,123,051    $ 4,921,534
   Intelli-Site, Inc.                   160,111         74,335          376,340        166,246
   DoorTek Corporation (1)               31,454           --             31,454           --
                                    -----------    -----------      -----------    -----------
                                    $ 3,134,131    $ 3,367,883      $ 6,530,845    $ 5,087,780
                                    ===========    ===========      ===========    ===========

Income (loss) from operations
   B&B ARMR Corporation             $  (590,214)   $    74,113      $  (598,244)   $    84,747
   Intelli-Site, Inc.                   (46,644)       (89,325)         (35,467)      (184,027)
   DoorTek Corporation (1)                1,010           --              1,010           --
   Corporate                           (112,897)       (79,502)        (118,417)      (158,475)
                                    -----------    -----------      -----------    -----------
                                    $  (748,745)   $   (94,714)     $  (751,118)   $  (257,755)
                                    ===========    ===========      ===========    ===========

(1) Includes only data since acquisition date.

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

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Sales. The Company's total sales decreased by $0.2 million, or 7%, to $3.1 million during the quarter ended December 31, 2004 from $3.3 million during the quarter ended December 31, 2003. This decrease is due to an overall reduction in sales volume at the Company's B&B ARMR subsidiary.

Gross Margin. Gross profit decreased by approximately $0.4 million during the quarter ended December 31, 2004, or 40%, compared to with the same the same quarter a year ago due to a less favorable product mix at the Company's B&B ARMR subsidiary.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $0.3 million or 27% during the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003. This increase is primarily due to an increase in the professional staffing levels at the Company's B&B ARMR subsidiary.

Research and Product Development. Research and product development expenses decreased by approximately 2% during the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003. This decrease is primarily due to a reduction in research and product development expenditures Company-wide, which the Company expects will continue at these lower levels through fiscal 2005. Interest Expense. Interest expense decreased by approximately $0.2 million during the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003. This decrease is due to the Company no longer accreting to interest expense the value of warrants issued in conjunction with securing additional debt during the quarter ended December 31, 2003. This approximately $0.3 million decrease was offset by an increase of approximately $0.1 million of interest on additional debt that was obtained to meet working capital needs during the quarter ended December 31, 2004, coupled with the Company's placement of $3.8 million in subordinated 10% convertible promissory notes (see Note 10 to the Company's Consolidated Financial Statements in Item 1 above).

Six Months  Ended  December 31, 2004  Compared to Six Months Ended  December 31,
2003

Sales. The Company's total sales increased by $1.4 million, or 28%, to $6.5 million during the six months ended December 31, 2004 from $5.1 million during the six months ended December 31, 2003. This increase is due to the inclusion of the sales of ARMR Services Corporation as a result of the merger of ARMR Services Corporation with the Company's B&B Electromatic, Inc. subsidiary in to B&B ARMR Corporation ("B&B ARMR") in September 2003.

Gross Margin. Gross profit increased by $0.2 million, or 11%, to $1.9 million during the six months ending December 31, 2004 from $1.7 million during the six months ending December 31, 2003 due to higher sales volume at the Company's B&B ARMR subsidiary. Gross margin decreased to 30% from 35% for the same period due to a less favorable product mix at the Company's B&B ARMR subsidiary.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses increased by approximately $0.8 million or 12% during the six months ended December 31, 2004 compared to the six months ended December 31, 2003. This increase is primarily due to the inclusion of ARMR Services Corporation as a result of the merger with B&B Electromatic, Inc., as well as an increase in warranty costs at the Company's B&B ARMR subsidiary due to the increased level of sales.

Research and Product Development. Research and product development expenses decreased by approximately 1% during the six months ended December 31, 2004 compared to the six months ended December 31, 2003. This decrease is primarily due to a reduction in research and product development expenditures Company-wide, which the Company expects will continue at these lower levels through fiscal 2005.

Interest Expense. Interest expense decreased by $0.3 million during the six months ended December 31, 2004 compared to the six months ended December 31, 2003. This decrease is due to the Company no longer accreting to interest expense the value of warrants issued in conjunction with securing additional debt during the quarter ended December 31, 2003. This approximately $0.5 million decrease was offset by an increase of approximately $0.2 million of interest on additional debt that was obtained to meet working capital needs during the quarter ending December 31, 2004, coupled with the Company's placement of $4,118,000 in subordinated 10% convertible promissory notes (see Note 10 to the Company's Consolidated Financial Statements in Item 1 above).

Liquidity and Capital Resources

The Company's cash position increased by $1.2 million during the six months ended December 31, 2004. At December 31, 2004, the Company had $1.4 million in cash and cash equivalents and had approximately $1.2 million outstanding under its asset based lending facility. The asset based lending facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to $3.0 million, subject to availability under its borrowing base. This facility is discussed further in Note 9 to the Company's Consolidated Financial Statements in Item 1 above.

For the six months ended December 31, 2004, the Company's operating activities used $2.8 million of cash compared to $0.3 million of cash used in operations during the six months ended December 31, 2003, primarily due to the Company's net loss and the increased levels of accounts receivable and inventories.

The Company used $37,125 for the purchase of property and equipment during the six months ended December 31, 2004, compared to $0.1 million for the six months ended December 31, 2003. The Company anticipates capital expenditures to increase through the remainder of fiscal 2005, commensurate with increased sales. The Company also used $0.3 million in cash related to the acquisition of two businesses, consisting of $146,000 related to earn-out agreements executed as a part of the B&B ARMR merger transaction and $139,000 related to the purchase of DoorTek Corporation.

During the six months ended December 31, 2004, the Company financed its operations with cash flows from borrowings of $4.5 million compared to $1.6 million during the six months ended December 31, 2003. The borrowings during the first six months of fiscal 2005 consisted of an additional $4.2 million from the issuance of subordinated 10% convertible promissory notes. See Note 10 to the Company's consolidated financial statements for a detail description of this transaction. The Company also borrowed an additional $0.2 million under the Company's asset based lending facility. The Company made payments of $156,708 on debt and other liabilities during the six months ended December 31, 2004, compared to payments of $371,354 on debt and other liabilities during the six months ended December 31, 2003.

The cash that the Company received from the placement of $4.2 million in subordinated 10% convertible promissory notes and availability under its asset based lending facility will be utilized to support Company-wide operations. The Company's working capital requirements will depend upon many factors, including future sales of the Company's products, the Company's operating results, the status of competitive products, and actual profits compared to the Company's business plan. The Company is currently experiencing declining liquidity, which makes it difficult for the Company to meet its current cash requirements and may jeopardize the Company's ability to continue as a going concern. The Company's auditor issued a going concern modification in their auditors' report for the fiscal year ended June 30, 2004. The Company intends to address its liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections. In the foreseeable future, the Company will need to obtain additional financing either through equity placement or additional debt. There can be no assurance that the Company will be able to secure such financing. If the Company's liquidity does not improve by the end of fiscal 2005, it may have to seek a merger partner, limit its operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to the Company or disadvantageous to the Company's stockholders.

Principal payments required under long-term debt outstanding at December 31, 2004 are as follows:

                            Year Ending June 30,
                          ------------------------
                          2005         $ 1,662,963
                          2006           2,869,072
                          2007              20,810
                          2008               2,477
                          2009           4,618,000
                                       -----------
                                       $ 9,173,322

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At January 31, 2005, the Company's backlog was approximately $4.9 million. The Company expects that it will fill the majority of this backlog by March 31, 2006.

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

         Our independent registered public accounting firm has communicated to our audit committee a reportable condition regarding our system of internal controls. They noted a reportable condition with respect to the inadequacy of staffing levels in our financial reporting function that could result in our inability to meet financial reporting objectives. The Company and audit committee is taking the steps necessary to correct this identified reportable condition. Effective January 2005, the Company has hired an experienced Chief Financial Officer at the Company's B&B ARMR subsidiary. In addition, the Company has begun an intense search for additional staffing within the finance and accounting department at the corporate office.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal control over financial reporting that occurred during the company's last completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than described above. Additionally, the Company has and will continue to improve both the quality and the quantity of staffing in order to effect significant improvements in the Company's internal control structure.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2004, the Company issued unregistered securities in connection with the transaction described below. The issuances of the convertible promissory notes were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering.

On November 30, 2004, the Company entered into a Loan Agreement ("Loan Agreement") with several purchasers (the "Investors") of the Company's Subordinated 10% Convertible Promissory Notes (individually, a "Note" and collectively the "Notes"). The Company issued $4,118,000 in Notes to the Investors and others (as payment of fees) who effected the placement of the Notes. Each of the Investors is an accredited investor. Pursuant to the terms of the Loan Agreement: (i) the Company was authorized to sell to the Investors an aggregate principal amount of up to $6,000,000 in Notes and (ii) the Notes could have been sold by the Company to the Investors in multiple closings so long as the final closing was consummated no later than the fifteenth day following the initial closing.

Each Note sold by the Company to each Investor: (i) is subordinated to certain other indebtedness of the Company, (ii) is due and payable on November 30, 2009,
(iii)  provides  interest  to the holder  thereof at a rate of 10% per annum and
(iv) is convertible into the Company's Common Stock, par value $0.01 per share, at the conversion rate of $0.38 per share of Common Stock. Each share of Common Stock that the Investor receives as a result of the conversion of the Notes shall be registered with the Securities and Exchange Commission. The Company is currently in the process of preparing a Registration Statement on form SB-2 for filing with the Securities and Exchange Commission to register the shares of common stock issuable upon the conversion of the convertible promissory notes and selected other currently unregistered equity instruments.


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits.

10.1     Loan Agreement,  dated November 10, 2004,  among B&B ARMR  Corporation,
         Integrated  Security  Systems,  Inc.,  Intelli-Site,   Inc.  and  Briar
         Capital, L.P. (1)

10.2 Revolving Promissory Note, dated November 10, 2004, issued by B&B ARMR Corporation to Briar Capital, L.P. (1)

10.3 Subordination Agreement, dated November 10, 2004, among B&B ARMR Corporation, Integrated Security Systems, Inc., Intelli-Site, Inc., Briar Capital, L.P., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., and BFS US Special Opportunities Trust PLC. (1)

10.4 Subordination Agreement, dated November 10, 2004, among B&B ARMR Corporation, C. A. Rundell, Jr. and Briar Capital, L.P. (1)

10.5 Guaranty Agreement, dated November 10, 2004, by Integrated Security Systems, Inc. in favor of Briar Capital, L.P. (1)

10.6 Guarantor Security Agreement, dated November 10, 2004, by Integrated Security Systems, Inc. in favor of Briar Capital, L.P. (1)

10.7 Guaranty Agreement, dated November 10, 2004, by Intelli-Site, Inc. in favor of Briar Capital, L.P. (1)

10.8 Guarantor Security Agreement, dated November 10, 2004, by Intelli-Site, Inc. in favor of Briar Capital, L.P. (1)

10.9 Loan Agreement, dated November 30, 2004, among Integrated Security Systems, Inc. and certain Investors. (2)

10.10 Subordinated 10% Convertible Promissory Note, dated November 30, 2004, among Integrated Security Systems, Inc. and certain Investors. (2)

10.11    Registration   Rights   Agreement,   dated  November  30,  2004,  among
         Integrated Security Systems, Inc. and certain Investors. (2)

31.1+    Officer's Certificate Pursuant to Section 302

32.1+    Officer's Certificate Pursuant to Section 906

____________________

+        Filed herewith.

(1) Incorporated by reference to the Company's Form 8-K filed on November 16, 2004.

(2)      Incorporated  by reference to the Company's  Form 8-K filed on December
         3, 2004.

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

                                            Integrated Security Systems, Inc.
                                            ---------------------------------
                                                      (Registrant)



Date:   February 14, 2005                   /s/ C. A. RUNDELL, JR.
                                            ----------------------
                                            C. A. Rundell, Jr.
                                            Director, Chairman of the Board, and
                                            Chief Executive Officer (Principal
                                            Executive and Financial Officer)


Date:   February 14, 2005                   /s/ RICHARD B. POWELL
                                            ---------------------
                                            Richard B. Powell
                                            Vice President, Chief Accounting
                                            Officer and Secretary (Principal
                                            Accounting Officer)

                                  EXHIBIT INDEX


10.1     Loan Agreement,  dated November 10, 2004,  among B&B ARMR  Corporation,
         Integrated  Security  Systems,  Inc.,  Intelli-Site,   Inc.  and  Briar
         Capital, L.P. (1)

10.2 Revolving Promissory Note, dated November 10, 2004, issued by B&B ARMR Corporation to Briar Capital, L.P. (1)

10.3 Subordination Agreement, dated November 10, 2004, among B&B ARMR Corporation, Integrated Security Systems, Inc., Intelli-Site, Inc., Briar Capital, L.P., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., and BFS US Special Opportunities Trust PLC. (1)

10.4 Subordination Agreement, dated November 10, 2004, among B&B ARMR Corporation, C. A. Rundell, Jr. and Briar Capital, L.P. (1)

10.5 Guaranty Agreement, dated November 10, 2004, by Integrated Security Systems, Inc. in favor of Briar Capital, L.P. (1)

10.6 Guarantor Security Agreement, dated November 10, 2004, by Integrated Security Systems, Inc. in favor of Briar Capital, L.P. (1)

10.7 Guaranty Agreement, dated November 10, 2004, by Intelli-Site, Inc. in favor of Briar Capital, L.P. (1)

10.8 Guarantor Security Agreement, dated November 10, 2004, by Intelli-Site, Inc. in favor of Briar Capital, L.P. (1)

10.9 Loan Agreement, dated November 30, 2004, among Integrated Security Systems, Inc. and certain Investors. (2)

10.10 Subordinated 10% Convertible Promissory Note, dated November 30, 2004, among Integrated Security Systems, Inc. and certain Investors. (2)

10.11    Registration   Rights   Agreement,   dated  November  30,  2004,  among
         Integrated Security Systems, Inc. and certain Investors. (2)

31.1+    Officer's Certificate Pursuant to Section 302

32.1+    Officer's Certificate Pursuant to Section 906

_________________

+        Filed herewith.

(1) Incorporated by reference to the Company's Form 8-K filed on November 16, 2004.

(2)      Incorporated  by reference to the Company's  Form 8-K filed on December
         3, 2004.