Form 10QSB
period 2005-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2005-05-11
CIK 741114

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                   Form 10-QSB
                                 _______________


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005.

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

As of April 30, 2005, 85,496,120 shares of the Registrant's common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                        INTEGRATED SECURITY SYSTEMS, INC.
                                      INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets at March 31, 2005
                (unaudited) and June 30, 2004                               3

             Consolidated Statements of Operations (unaudited)
                for the three and nine months ended
                March 31, 2005 and 2004                                     4

             Consolidated Statements of Cash Flows (unaudited)
                for the nine months ended March 31, 2005 and 2004           5

             Notes to Financial Statements                                  6

    Item 2.  Management's Discussion and Analysis or Plan of Operation     12

    Item 3.  Controls and Procedures                                       15

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                             16

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   16

    Item 3.  Defaults Upon Senior Securities                               16

    Item 4.  Submission of Matters to a Vote of Security Holders           16

    Item 5.  Other Information                                             16

    Item 6.  Exhibits                                                      16

SIGNATURES                                                                 17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                           Consolidated Balance Sheets

                                                                 March 31,        June 30,
                                                                   2005             2004
                                                               ------------     ------------
                                                               (Unaudited)
                                     ASSETS
 Current assets:
   Cash and cash equivalents                                   $    604,758     $    172,688
   Accounts receivable, net of allowance for doubtful
     accounts of $100,007 and $109,527, respectively              3,180,877        1,904,285
   Inventories                                                    2,029,705        1,272,532
   Other current assets                                              97,184           75,020
                                                               ------------     ------------
     Total current assets                                         5,912,524        3,424,525

Property and equipment, net                                         678,626          681,168
Goodwill                                                          3,761,194        3,547,162
Other assets                                                        455,767           59,956
                                                               ------------     ------------
     Total assets                                              $ 10,808,111     $  7,712,811
                                                               ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                            $  2,428,978     $  2,029,963
   Accrued liabilities                                              599,990          708,610
   Current portion of long-term debt                              4,289,313        1,845,949
                                                               ------------     ------------
     Total current liabilities                                 $  7,318,849     $  4,584,522
                                                               ------------     ------------

Long-term debt                                                    5,116,264        2,956,341

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 750,000 shares
     authorized; 100,750 shares issued and
     outstanding (liquidation value of $2,015,000)                    1,008            1,008
   Common stock, $.01 par value, 150,000,000 shares
     authorized; 85,496,120 and 84,298,984 shares
     issued, respectively                                           854,961          842,990
   Additional paid in capital                                    32,083,661       31,627,086
   Accumulated deficit                                          (34,447,314)     (32,180,386)
   Treasury stock, at cost - 50,000 common shares                  (118,750)        (118,750)
                                                               ------------     ------------
     Total stockholders' equity (deficit)                        (1,627,002)         171,948
                                                               ------------     ------------
       Total liabilities and stockholders' equity (deficit)    $ 10,808,111     $  7,712,811
                                                               ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                  For the Three Months Ended       For the Nine Months Ended
                                           March 31,                        March 31,
                                 ----------------------------     ----------------------------
                                     2005            2004             2005            2004
                                 ------------    ------------     ------------    ------------
Sales                            $  3,534,718    $  2,779,102     $ 10,065,562    $  7,866,881
Cost of sales                       2,767,775       1,885,019        7,334,115       5,233,121
                                 ------------    ------------     ------------    ------------
Gross margin                          766,943         894,083        2,731,447       2,633,760
                                 ------------    ------------     ------------    ------------

Operating expenses:
   Selling, general and
     administrative                 1,561,207       1,353,553        4,022,734       3,025,194
   Research and product
     development                      124,288         138,193          376,027         463,986
                                 ------------    ------------     ------------    ------------
                                    1,685,495       1,491,746        4,398,761       3,489,180
                                 ------------    ------------     ------------    ------------

Loss from operations                 (918,552)       (597,663)      (1,667,314)       (855,420)

Interest expense                     (236,752)       (420,847)        (599,604)     (1,085,122)
                                 ------------    ------------     ------------    ------------

Net loss                           (1,155,304)     (1,018,510)      (2,266,918)     (1,940,542)

Preferred dividends                   (40,500)        (40,950)        (123,300)       (123,750)
                                 ------------    ------------     ------------    ------------

Net loss allocable to common
   stockholders                  $ (1,195,804)   $ (1,059,460)    $ (2,390,218)   $ (2,064,292)
                                 ============    ============     ============    ============

Weighted average common
  shares outstanding - basic
  and diluted                      85,308,916      74,440,513       84,752,964      59,511,069
                                 ============    ============     ============    ============

Net loss per share - basic
  and diluted                    $      (0.01)   $      (0.01)    $      (0.03)   $      (0.03)
                                 ============    ============     ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    For the Nine Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                       2005           2004
                                                                    -----------    -----------
Cash flows from operating activities:
   Net loss                                                         $(2,266,918)   $(1,940,542)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                       154,725        142,399
     Amortization                                                        44,364           --
     Provision for bad debt                                               4,749         39,500
     Provision for warranty reserve                                     250,000        105,000
     Provision for inventory reserve                                       --            1,000
     Amortization of debt discount                                         --          578,627
     Expenses paid with stock, warrants and options                     362,940        249,834
     Changes in operating assets and liabilities,
       net of effects of acquisition:
          Accounts receivable                                        (1,140,176)      (739,125)
          Inventories                                                  (633,411)      (198,586)
          Other assets                                                 (462,339)        16,228
          Accounts payable                                              339,330        588,623
          Accrued liabilities                                          (359,753)       240,113
                                                                    -----------    -----------
           Net cash used in operating activities                     (3,706,489)      (916,929)
                                                                    -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                  (152,186)      (193,102)
   Purchase of business, net of cash acquired                          (302,231)      (737,130)
                                                                    -----------    -----------
           Net cash used in investing activities                       (454,417)      (930,232)
                                                                    -----------    -----------

Cash flows from financing activities:
   Employee stock option exercise                                        18,750         48,125
   Warrant exercise                                                        --          120,000
   Payments on debt and other liabilities                              (198,061)      (411,838)
   Proceeds from notes payable and long-term debt                     4,772,287      2,003,077
                                                                    -----------    -----------
           Net cash provided by financing activities                  4,592,976      1,759,364
                                                                    -----------    -----------

Increase (decrease) in cash and cash equivalents                        432,070        (87,797)
Cash and cash equivalents at beginning of period                        172,688        177,078
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $   604,758    $    89,281
                                                                    ===========    ===========

Supplemental disclosure of noncash financing activities
     Conversion preferred stock                                            --      $ 7,495,052
     Issuance of company common stock in payment of
       preferred stock dividends                                           --      $ 1,094,680



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        INTEGRATED SECURITY SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                    Nine Months Ended March 31, 2005 and 2004

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No. 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. SFAS No. 123R is effective for the fiscal years beginning after December 15, 2005 and the Company will begin recognizing option expense July 1, 2006.

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation:

                                     For the Three Months Ended     For the Nine Months Ended
                                              March 31,                      March 31,
                                     --------------------------     --------------------------
                                        2005           2004            2005           2004
                                     -----------    -----------     -----------    -----------
Net loss, as reported                $(1,155,304)   $(1,018,510)    $(2,266,918)   $(1,940,542)
Deduct:  Total stock-based
   employee compensation
   expense determined under
   fair value based method               (94,697)       (60,015)       (284,091)      (395,629)
                                     -----------    -----------     -----------    -----------
Pro forma net loss                   $(1,250,001)   $(1,078,525)    $(2,551,009)   $(2,336,171)
                                     ===========    ===========     ===========    ===========

Earnings per share:
   Basic and Diluted-as reported     $     (0.01)   $     (0.01)    $     (0.03)   $     (0.03)
                                     ===========    ===========     ===========    ===========
   Basic and Diluted-pro forma       $     (0.01)   $     (0.01)    $     (0.03)   $     (0.03)
                                     ===========    ===========     ===========    ===========

The fair value of these  options  was  estimated  at the date of grant using the
Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005 and 2004, respectively: no dividend yield, expected lives of three and five years with expected volatility and risk-free interest rates as outlined in the following table:

                            For the Three Months Ended     For the Nine Months Ended
                                     March 31,                     March 31,
                            --------------------------     --------------------------

                               2005           2004            2005           2004
                            -----------    -----------     -----------    -----------
Expected volatility             107.55%        108.04%         107.78%        108.28%

Risk-free interest rate           3.70%          3.20%           3.42%          3.29%


Note 3 - Reclassification

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

                                                             March 31,
                                                     --------------------------
                                                        2005           2004
                                                     -----------    -----------
Accounts receivable:
     Trade receivables                               $ 3,280,884    $ 2,451,020
     Less:  allowance for doubtful receivables          (100,007)      (117,814)
                                                     -----------    -----------
                                                     $ 3,180,877    $ 2,333,206
                                                     ===========    ===========

Allowance for doubtful receivables:
     Beginning Balance                               $   109,527    $    64,183
          Bad debt expense                                 2,249         39,500
          Accounts written-off                           (11,769)       (39,430)
          ARMR Services Corporation merger                  --           53,561
                                                     -----------    -----------
     Ending Balance                                  $   100,007    $   117,814
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

The changes in the Company's product warranty liability are as follows:

                                                        March 31,
                                                  ----------------------
                                                    2005         2004
                                                  ---------    ---------
        Liability, beginning of year              $  94,157    $ 135,471
        Expense for new warranties issued           250,000      105,000
        Warranty Claims                            (327,570)    (118,346)
                                                  ---------    ---------
        Liability, end of period                  $  16,587    $ 122,125
                                                  =========    =========

Note 6 - Preferred Stock Dividend Arrearage

At March 31, 2005, the Company had dividends in arrears in the amount of $369,413 related to its outstanding Series A and Series D preferred stock, which consists of the following:

                           Shares         Dividends
                         Outstanding     In Arrears
                         -----------     -----------
        Series A $20           9,500     $        --
        Series D $20          91,250         369,413
                         -----------     -----------
                             100,750     $   369,413
                         ===========     ===========

Note 7 - Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares. At March 31, 2005 and 2004, there were 5,310,955 and 15,798,721 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to the Company's reported net loss.

At March 31, 2005 and 2004, the Company had approximately 111,457,616 and 98,457,978 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company's outstanding equity instruments.

Note 8 - Subsequent Event Financing

In exchange for an aggregate of $525,000 cash investment received on May 6, 2005, Integrated Security Systems, Inc. issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. Frost National Bank FBO Renaissance US Growth Investment Trust PLC and Frost National Bank FBO BFS US Special Opportunities Trust PLC on May 5, 2005. Each of the three promissory notes is in the original principal amount of $175,000 and has an annual interest rate of 8%. The promissory notes, plus interest, are due on November 11, 2007. Interest is payable in monthly installments on the first day of each month.

As a part of this transaction, on May 5, 2005, Integrated Security Systems, Inc. issued a stock purchase warrant to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. Frost National Bank FBO Renaissance US Growth Investment Trust PLC and Frost National Bank BFO BFS US Special Opportunities Trust PLC. Each of the three stock purchase warrants entitles the Renaissance entities to purchase from the Company 514,706 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.34 per share.

In exchange for an aggregate of $200,000 cash investment received on May 6, 2005, Integrated Security Systems, Inc. issued a promissory note to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company, on May 4, 2005. The promissory note is in the original principal amount of $200,000 and has an annual interest rate of 8%. The promissory note, plus interest, is due on November 11, 2007. Interest is payable in monthly installments on the first day of each month.

As a part of this transaction, on May 4, 2005 Integrated Security Systems, Inc. issued a stock purchase warrant to C. A. Rundell, Jr., Chairman and Chief Executive Officer of the Company. The stock purchase warrant entitles Mr. Rundell to purchase from the Company 588,235 fully paid and non-assessable shares of Common Stock, $0.01 par value, of the Company for $0.34 per share.

Note 9 - Debt

As of March 31, 2005, the Company's current and long-term debt consisted of the following:

                                                 Current     Long-term      Total
                                                ----------   ----------   ----------
Notes payable to stockholders; interest
at 8% due in monthly installments of
$11,333; principal and accrued unpaid
interest due September 30, 2005.............    $2,400,000   $       --   $2,400,000

Asset based lending facility with a
financing company. The loan with the
asset based lending facility is a demand
loan, but has a three-year term expiring
November 10, 2007; interest at 2% above
the prime rate; secured by accounts
receivable and inventory of B&B ARMR
Corporation.................................     1,415,294           --    1,415,294

Convertible note payable to stockholder;
interest at 7% due in monthly
installments of $2,917; principal and
accrued unpaid interest due September 5,
2008; convertible at the option of the
shareholder at $0.40 per share; Company
may call the note at $0.60 per share
(based on certain restrictions).............            --      500,000      500,000

Note payable to bank and secured by a
letter of credit in the amount of
$500,000 from Chief Executive Officer;
interest at the prime rate of Bank One,
N.A. (4.25% as of June 30, 2004);
principal and accrued unpaid interest
due January 26, 2006........................       330,000           --      330,000

Term note payable to a bank; due in
monthly principal and interest
installments of $10,500; interest at
10.5% and 10% at June 30, 2004 and 2003,
respectively; secured by first mortgage
on real estate and equipment; maturity
date of February 26, 2006...................        76,091      408,758      484,849

Convertible notes payable; interest at
10% due in semi-annual installments of
$205,900; principal and accrued unpaid
interest due November 30, 2009;
convertible at the option of the
shareholder at $0.38 per share; Company
may call the notes at $0.60 per share
(based on certain
restrictions)...............................            --    4,118,000    4,118,000

Other.......................................        67,928       89,506      157,434
                                                ----------   ----------   ----------
                                                $4,289,313   $5,116,264   $9,405,577
                                                ==========   ==========   ==========

Note 10 - Joint Venture Agreement

On March 4, 2005, the Company entered into a joint venture agreement with Causey Lyon Enterprises, Inc. d/b/a Roadway Manufacturing ("CLE") in order to consolidate the two companies' core competencies in the city, state, and federal road & bridge market. Going forward, the joint venture entity ("B&B Roadway") will administrate, sell, manufacture and distribute all products relating to only the road and bridge industry, including product lines specifically designed for that market. B&B Roadway is 65% owned by B&B ARMR Corporation ("B&B ARMR"), a wholly owned subsidiary of the Company, and 35% owned by CLE. CLE provides manufacturing services and general sales & administration management to the joint venture and is the general manager of the day-to-day operations. The joint venture was primarily funded by a $100,000 line of credit from B&B ARMR at 6% interest with a repayment term of approximately 18 months. In addition, a $400,000 line of credit is available to B&B Roadway from a third party asset based lender on a secured basis. The $100,000 credit facility is subordinate to the Company's third party asset based lender's credit facility.

Both B&B ARMR and CLE contributed all outstanding orders not currently in production, intellectual property, patterns, molds, designs, and equipment to the joint venture. All existing orders that were currently in production or substantially underway in the manufacturing process on the effective date of the joint venture agreement will be produced independently by B&B ARMR and CLE and these transactions will be recoded on the respective books of those entities.

B&B ARMR agreed to sell all remaining road and bridge related inventory to CLE as part of the joint venture transaction which will be completed in the fourth quarter of 2005. This inventory sale will be evidenced by a promissory note from CLE to the B&B ARMR at an interest rate of 6% with a repayment schedule of approximately 18 months after the inventory transfer has been completed.

Note 11 - Acquisition

On December 15, 2004, the Company acquired all of the issued and outstanding shares of Common Stock of DoorTek Corporation ("DoorTek"), a manufacturer of access control systems and other physical security system products. In exchange for all of the outstanding shares of DoorTek, the Company issued 228,572 shares of its $0.01 par value Common Stock, which has been preliminarily valued at approximately $87,000. The Company also paid $120,000 in cash to DoorTek's former stockholders. In addition, the Company and the sellers executed an earn-out agreement for maximum additional payments of approximately $100,000 based on net profits of DoorTek over the next two years. Any additional consideration will increase the recorded goodwill. The Company entered into this acquisition seeing it as an opportunity to significantly enhance its services and to allow it to expand its product offering and customer base in conjunction with the Company's strategic growth plans. The acquisition of DoorTek was accounted for using the purchase method of accounting. As such, the assets and liabilities of DoorTek were recorded at their estimated fair value and the results of operations have been included in the Company's consolidated results of operations from the date of acquisition. To date, the purchase price paid in excess of the estimated fair value of the net assets acquired has been allocated to goodwill, which is not deductible for federal income tax purposes. A preliminary assessment of the other identifiable intangible assets related to this acquisition transaction yielded no assignment of value thereto. The Company is in the process of finalizing the allocation of the purchase price to the assets acquired. Any adjustment resulting form this allocation will reduce the amount of goodwill and any required amortization will be recorded. It is expected this allocation will be competed by the end of fiscal 2005. The table below summarizes the current allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed:

                                       Estimated Values
                                       ----------------
        Cash and cash equivalents      $         29,000
        Accounts receivable                     141,000
        Inventories                             124,000
        Accounts payable                       (60,000)
        Accrued liabilities                     (1,000)
        Long-term debt                         (29,000)
        Goodwill                                 27,000
                                       ----------------
        Purchase price                 $        231,000
                                       ================

The  following   unaudited  pro  forma  consolidated   statement  of  operations
information has been prepared as if the acquisition discussed above had occurred at the beginning of each period presented.

                                 For the Three Months Ended    For the Nine Months Ended
                                          March 31,                     March 31,
                                 --------------------------   ----------------------------
                                            2004                  2005            2004
                                 --------------------------   ------------    ------------

Sales                                   $  2,933,802          $ 10,490,526    $  8,334,749
Net loss allocable to
    common stockholders                 $ (1,047,445)         $ (2,237,923)   $ (2,076,798)
Net loss per share allocable
    To common stockholders,
    basic and diluted                   $      (0.01)         $      (0.03)   $      (0.03)
Weighted average shares
    outstanding,
    basic and diluted                     74,669,085            84,981,536      59,739,641

Note 12 - Business Segments

Information for the Company's reportable segments for the three and nine months ended March 31, 2005 and 2004 is as follows:

                                     For the Three Months Ended       For the Nine Months Ended
                                             March 31,                        March 31,
                                    ----------------------------     ----------------------------
                                        2005            2004             2005            2004
                                    ------------    ------------     ------------    ------------
Sales
   B&B ARMR Corporation             $  3,237,079    $  2,730,605     $  9,360,130    $  7,652,138
   B&B Roadway (1)                        11,530            --             11,530            --
   Intelli-Site, Inc.                     97,657          48,497          473,996         214,743
   DoorTek Corporation (1)               188,452            --            219,906            --
                                    ------------    ------------     ------------    ------------
                                    $  3,534,718    $  2,779,102     $ 10,065,562    $  7,866,881
                                    ============    ============     ============    ============

Income (loss) from operations
   B&B ARMR Corporation             $   (572,617)   $   (463,484)    $ (1,165,815)   $   (307,793)
   B&B Roadway (1)                        (1,055)           --             (1,055)           --
   Intelli-Site, Inc.                    (74,260)       (107,205)        (109,718)       (291,232)
   DoorTek Corporation (1)                 2,415            --              3,425            --

   Corporate                            (273,035)        (26,974)        (394,151)       (256,395)
                                    ------------    ------------     ------------    ------------
                                    $   (918,552)   $   (597,663)    $ (1,667,314)   $   (855,420)
                                    ============    ============     ============    ============

(1) Includes only data since acquisition or formation date.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Sales. The Company's total sales increased by $0.8 million, or 28%, to $3.6 million during the quarter ended March 31, 2005 from $2.8 million during the quarter ended March 31, 2004. This increase is due to overall increased sales levels at the Company's B&B ARMR Corporation subsidiary ("B&B ARMR") and the inclusion of the sales of DoorTek Corporation ("DoorTek"), as a result of the acquisition of DoorTek on December 16, 2004.

Gross Margin. Gross margin decreased by $0.1 million, or 14%, to $0.8 million during the quarter ended March 31, 2005 from $0.9 million during the quarter ended March 31, 2004. This decrease is due to a less favorable product mix and cost overruns on a specific customer order at B&B ARMR, but was partially offset by the inclusion of DoorTek.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $0.2 or 16% during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. This increase is primarily due to increase in the professional staffing levels at B&B ARMR, the inclusion of DoorTek, and administrative expenses incurred at the corporate level related to the registration statement filing on April 8, 2005.

Research and Product Development. Research and product development expenses were comparable, with a slight decrease of approximately $14,000 or 10% during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

Interest Expense. Interest expense decreased by approximately $200,000 during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. This decrease is due primarily to approximately $300,000 in amortization of the value of warrants issued in conjunction with securing additional debt and the interest on debt that was obtained to meet working capital needs, coupled with additional debt financing subsequent to the quarter ending March 31, 2004. This decrease was offset by an increase of approximately $100,000 in additional interest expense related to the Company's placement of convertible promissory notes issued in November 2004.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

Sales. The Company's total sales increased by $2.2 million, or 28%, to $10.0 million during the nine months ended March 31, 2005 from $7.8 million during the nine months ended March 31, 2004. This increase is due to overall increased sales levels at both the Company's B&B ARMR and Intelli-Site subsidiaries, coupled with the inclusion of the sales of DoorTek, as a result of the acquisition of DoorTek on December 16, 2004.

Gross Margin. Gross margin increased by $0.1 million, or 4%, to $2.7 million during the nine months ended March 31, 2005 from $2.6 million during the nine months ended March 31, 2004. This increase is primarily due to the increased sales volume at Intelli-Site, which yields a higher gross margin contribution, in addition to the inclusion of DoorTek. This increase was offset by the less favorable product mix and cost overruns on a specific customer order at B&B ARMR.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $1.0 million or 33% during the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. This increase is due to increased professional staffing levels at B&B ARMR, the inclusion of DoorTek, and administrative expenses incurred at the corporate level related to the registration statement filing on April 8, 2005.

Research and Product Development. Research and product development expenses decreased by approximately $90,000 or 19% during the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. This decrease is primarily due to a reduction in research and product development expenditures Company-wide, which the Company expects will continue at these lower levels through the remainder of fiscal 2005.

Interest Expense. Interest expense decreased by approximately $485,000 during the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 due to approximately $725,000 in amortization of the value of warrants issued in conjunction with securing additional debt and the interest on debt that was obtained to meet working capital needs, coupled with additional debt financing subsequent to the nine months ended March 31, 2004. This decrease was offset by approximately $240,000 in additional interest expense related to the Company's placement of convertible promissory notes issued in November 2004.

Liquidity and Capital Resources

The Company's cash position increased by $432,070 during the nine months ended March 31, 2005. At March 31, 2005, the Company had $604,758 in cash and cash equivalents and had approximately $1.4 million outstanding under its asset based lending facility. This asset based lending facility, which is secured by accounts receivable and inventory, permits the Company to borrow up to a combined $3.0 million, subject to availability under its borrowing base.

For the nine months ended March 31, 2005, the Company's operating activities used $3,706,489 of cash compared to $916,929 of cash used in operations during the nine months ended March 31, 2004.

The Company used $152,186 for the purchase of property and equipment during the nine months ended March 31, 2005, compared to $193,102 for the nine months ended March 31, 2004. In addition, the Company used cash of $302,231 during the nine months ended March 31, 2005, consisting of $184,000 related to earn-out agreements executed as a part of the B&B ARMR merger transaction and $118,000 related to the purchase of DoorTek Corporation.

During the nine months ended March 31, 2005, the Company financed its operations with cash flows from borrowings of $4,772,287 compared to $2,003,077 during the nine months ended March 31, 2004. The borrowings from the first nine months of fiscal 2004 consisted of an additional $4.2 million from the issuance of subordinated 10% convertible promissory notes. The Company also borrowed an additional $0.5 million under the Company's asset based lending facility. The Company made payments of $198,061 on debt and other liabilities during the nine months ended March 31, 2005, compared to payments of $411,838 on debt and other liabilities during the nine months ended March 31, 2004.

Principal payments required under long-term debt outstanding at March 31, 2005 are as follows:

                           Year Ending June 30,
                         ------------------------
                         2005         $ 1,510,956
                         2006           3,223,098
                         2007              31,418
                         2008              13,935
                         2009           4,626,170
                                      -----------
                                      $ 9,405,577

The principal payments required for fiscal year 2005 consist of $1,415,294 under the Company's asset based lending facility which is a demand note and will expire on November 10, 2007 (see Note 9 - Debt). The Company does not anticipate full repayment of this facility during fiscal 2005.

The cash that the Company received from the placement of $4.2 million in subordinated 10% convertible promissory notes in November, 2004 and the availability under its asset based lending facility will be utilized to support Company-wide operations. The Company's working capital requirements will depend upon many factors, including future sales of the Company's products, the Company's operating results, the status of competitive products, and actual profits compared to the Company's business plan. The Company is currently experiencing declining liquidity, which makes it difficult for the Company to meet its current cash requirements and may jeopardize the Company's ability to continue as a going concern. The Company's former auditor issued a going concern modification in their auditors' report for our year ended June 30, 2004. The Company intends to address its liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections. At the present time and in the foreseeable future, the Company will need to obtain additional financing either through equity placement or additional debt. There can be no assurance that the Company will be able to secure such financing. If the Company's liquidity does not improve by the end of fiscal 2005, it may have to seek a merger partner, limit its operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to the Company or disadvantageous to the Company's stockholders.

The Company's backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At April 30, 2005, the Company's backlog was approximately $6.0 million. The Company expects that it will fill the majority of this backlog by June 30, 2006.

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

         Our former independent registered public accounting firm had communicated to our audit committee a reportable condition regarding our system of internal controls. They noted a reportable condition with respect to the inadequacy of staffing levels in our financial reporting function that could result in our inability to meet financial reporting objectives. The Company and its audit committee has taken the steps necessary to correct this identified reportable condition. Effective January 2005, the Company hired an experienced Chief Financial Officer at the Company's B&B ARMR subsidiary. In addition, the Company has hired additional staffing within the finance and accounting department at the corporate office.

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

None.


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits.

10.1+ Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $100,000.

10.2+ Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc.

10.3+ Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $100,000.

10.4+ Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC.

10.5+    Promissory  Note,  dated May 5, 2005,  payable to HSBC  Global  Custody
         Nominee  (U.K)  Limited,  Designation  No.  896414  in  the  amount  of
         $100,000.

10.6+ Stock Purchase Warrant, dated May 5, 2005, issued to HSBC Global Custody Nominee (U.K) Limited, Designation No. 896414.

10.7+ Promissory Note, Dated May 4, 2005, payable to C. A. Rundell, Jr. in the amount of $200,000.

10.8+    Stock Purchase Warrant, dated May 4, 2005 issued to C. A. Rundell, Jr.

31.1+    Officer's Certificate Pursuant to Section 302

32.1+    Officer's Certificate Pursuant to Section 906
________________

+        Filed herewith.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Integrated Security Systems, Inc.
                                                    (Registrant)



Date:   May 11, 2005                      /s/ C. A. RUNDELL, JR.
                                          ----------------------
                                          C. A. Rundell, Jr.
                                          Director, Chairman of the Board, and
                                          Chief Executive Officer (Principal
                                          Executive and Financial Officer)



Date:   May 11, 2005                      /s/ RICHARD B. POWELL
                                          ---------------------
                                          Richard B. Powell
                                          Vice President, Chief Accounting
                                          Officer and Secretary (Principal
                                          Accounting Officer)

                                  EXHIBIT INDEX

10.1+ Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $100,000.

10.2+ Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc.

10.3+ Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $100,000.

10.4+ Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC.

10.5+    Promissory  Note,  dated May 5, 2005,  payable to HSBC  Global  Custody
         Nominee  (U.K)  Limited,  Designation  No.  896414  in  the  amount  of
         $100,000.

10.6+ Stock Purchase Warrant, dated May 5, 2005, issued to HSBC Global Custody Nominee (U.K) Limited, Designation No. 896414.

10.7+ Promissory Note, Dated May 4, 2005, payable to C. A. Rundell, Jr. in the amount of $200,000.

10.8+    Stock Purchase Warrant, dated May 4, 2005 issued to C. A. Rundell, Jr.

31.1+    Officer's Certificate Pursuant to Section 302

32.1+    Officer's Certificate Pursuant to Section 906
________________

+        Filed herewith.