Form 10KSB
period 2005-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2005-10-13
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_______________

Form 10-KSB

_______________

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2005.

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

(Address including zip code, area code and telephone number of Registrant’s principal executive offices.)

_______________

Securities registered under to Section 12(b) of the Exchange Act: None

Securities registered under to Section 12(g) of the Exchange Act:

Title of Each Class

    Common stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [   ]  No [X]

Issuer’s revenues for its most recent fiscal year: $13,478,654

On September 30, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $3,639,658.  This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding on September 30, 2005 by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the closing price of the registrant’s common stock on September 30, 2005, as reported on the over-the-counter market.

As of September 30, 2005, 86,286,402 shares of the Registrant’s common stock and warrants entitling holders to purchase 3,552,338 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

Item No.

Page

Part I

1.

Description of Business

3

2.

Description of Property

8

3.

Legal Proceedings

9

4.

Submission of Matters to a Vote of Security Holders

9

Part II

5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer

Purchases of Equity Securities

10

6.

Management's Discussion and Analysis or Plan of Operation

13

7.

Financial Statements

19

8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

42

8A.

Controls and Procedures

42

8B.

Other Information

43

Part III

9.

Directors, Executive Officers, Promoters and Control Persons; Compliance

with Section 16(a) of the Exchange Act

44

10.

Executive Compensation

47

11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

49

12.

Certain Relationships and Related Transactions

51

13.

Exhibits

53

14.

Principal Accountant Fees and Services

58

PART I

Forward Looking Statements

This annual report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” or “continue” or the negative of those words or other variations or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB, including the statements under “Item 1. Description of Business” and “Item 6. Management’s Discussion and Analysis or Plan of Operation” and located elsewhere in this annual report on Form 10-KSB regarding the financial position and liquidity of Integrated Security Systems, Inc. (the “Company”) are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations, are disclosed in this annual report on Form 10-KSB. The Company does not undertake any obligation to publicly revise its forward-looking statements to reflect events or circumstances that arise after the date of this annual report on Form 10-KSB.

Important factors that could cause actual results to differ materially from those in the forward-looking statements in this annual report on Form 10-KSB include changes from anticipated levels of operations, customer acceptance of existing and new products, anticipated development schedules of new products, anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, casualty to or other disruption of the Company’s production facility and equipment, delays and disruptions in the shipment of the Company’s products, government regulations and the ability of the Company to meet its stated business goals.

Item 1. Description of Business

General

We were formed in December 1991 as a Delaware corporation and became publicly traded in April 1993.  We design, develop, manufacture, distribute and service security and traffic control products used in the commercial, industrial and government sectors through three wholly-owned subsidiaries, B&B ARMR Corporation, DoorTek Corporation and Intelli-Site, Inc and a joint venture entity, B&B Roadway, LLC.

On September 5, 2003, we acquired all of the issued and outstanding shares of common stock of ARMR Services Corporation.  ARMR Services Corporation, which has been renamed B&B ARMR Corporation, is a manufacturing company that engineers and manufactures high security anti-terrorist crash rated barriers, parking control equipment and other security systems for business and government use.  By acquiring B&B ARMR, we have significantly enhanced our service, product offerings and growth opportunities.  As a part of the consideration that we paid for ARMR Services Corporation, we issued 10,000,000 shares of our common stock to B&B ARMR’s former stockholders.

On December 15, 2004, we acquired all of the issued and outstanding shares of common stock of DoorTek Corporation.  DoorTek is a manufacturer of access control systems and other physical security system products.  By acquiring DoorTek, we have significantly enhanced our services, product offerings and growth opportunities.

On March 4, 2005, we entered into a joint venture agreement with Causey Lyon Enterprises, Inc. d/b/a Roadway Manufacturing to form B&B Roadway, LLC in order to consolidate the two companies’ core competencies in the city, state and federal road & bridge market.  We own 65% of B&B Roadway, LLC and Causey Lyon Enterprises owns the remaining 35% of B&B Roadway, LLC and administrates, sells, manufactures and distributes all products relating to the road and bridge industry, including product lines specifically designed for that market.

B&B ARMR Corporation

B&B ARMR designs, manufactures and sells anti-terrorist crash barriers, bollards, wedges and gates, warning and crash gates, gate panels, soft-stop gates, high occupancy vehicle lane changers, navigational lighting, and perimeter security gates and operators.  A 24/7 service and maintenance group is based in Washington, DC, servicing and maintaining a wide range of internally and competitor’s manufactured products for federal and government organizations.  These products compete primarily in the homeland security, perimeter security and road and bridge construction and refurbishment markets.  These products are used for:

•

anti-terrorist crash barriers used to prevent malevolent use of vehicles;

•

24/7 service and maintenance for competitors and internally manufactured products;

•

operators and gates used in perimeter security;

•

navigational lights used primarily with waterways;

•

tow-able barriers for event and temporary closures;

•

gating and barricading movable bridges;

•

locking down sections of roads under construction;

•

gates for reversible lane changer systems; and

•

HOV control gates, typically soft-stop.

B&B ARMR sells its products through integrators, contractors, electrical sub-contractors and distributors.  B&B ARMR maintains Governmental Services Administration, or GSA, schedule agreements for three product families, and license agreements both in North America and internationally.  In certain instances, sales are made directly to end-users.

On July 25, 2005, we announced plans to close B&B ARMR’s Norwood, Louisiana manufacturing plant in August 2005.  This closure was accomplished and effective on August 19, 2005.  This closure resulted in the termination of approximately 43 B&B ARMR employees.  B&B ARMR’s products are now manufactured by third party subcontractors.

B&B Roadway, LLC

B&B Roadway is a manufacturer and distributor of products relating to the road and bridge industry, including product lines specifically designed for that market.  B&B Roadway’s products are sold and distributed in the city, state and federal road & bridge markets.  B&B Roadway also services the maritime and vehicular traffic control needs of the movable bridge and highway industries.  We own 65% of B&B Roadway, LLC as part of a joint venture with Causey Lyon Enterprises, Inc.

Intelli-Site, Inc.

Our Intelli-Site® software product, designed and developed by Intelli-Site, Inc., allows automated security and facility controls system integration.  This software allows a customer to decouple the selection of software from hardware, so that a customer can mix and match different hardware, from various manufacturers, into a single, integrated system.  The open system design provided by Intelli-Site® provides a solution that is tailored to unique customer requirements.

More specifically, Intelli-Site® allows customers to integrate a wide variety of devices from various manufacturers, such as access control, closed circuit television, badge systems, fire alarm systems, lighting control and heating, ventilation and air conditioning systems.  In addition to providing centralized control, Intelli-Site® users can tailor the interface for ease of operation based on their unique functional requirements.

No two companies, facilities or workgroups are identical, so each has different security requirements. Intelli-Site®, while a standard product, allows users to define the following aspects of a security system:

•

Configuration - what is to be integrated;

•

Graphical User Interface (GUI) - how the operator controls the system;

•

Functionality - what the system does; and

•

Databases - what and how data is stored.

In the past, only a custom-designed system could provide this level of user-specific features. Other standard software products either cannot be tailored or attempt to provide limited “customization” through a fixed set of user options. With Intelli-Site®, user-defined restrictions are limited only by the capabilities of the integrated devices.

DoorTek Corporation

DoorTek Corporation is a manufacturer of card access control and corrections security hardware and software products.  DoorTek’s product offerings fall into two broad categories: The DT2001 access control product line, and the DoorTek Corrections Electronics product line.  These two product lines may be sold separately or as part of a complete, integrated, corrections electronics control package.  Additionally, DoorTek supports a thriving business in card access control devices, readers, and ancillary devices.

DoorTek’s DT2001 access control system was designed from the ground up to provide a powerful, user friendly operations and administration platform within an advanced, networked environment.  A key component of the DT2001 system is the advanced NP200 node processor that provides high-speed distributed processing for all user transactions and can operate independent of the host control network without degradation in performance.  The system is completely scalable, supporting anywhere from two access control portals up to thousands of portals, input/output points and other security-related devices.  DoorTek has also adopted a specially-branded and enhanced version of the Intelli-Site® software product that provides the DT2001 system with the ability to integrate with a broad range of security products, including closed circuit television, badge systems, fire alarm systems, lighting control and heating, ventilation and air conditioning systems.

DoorTek Corrections Electronics products include stand-alone door control with optional interlock capabilities, a line of net-workable door/gate controllers that can be integrated into any cell control system, a similar line of corrections audio control products that can route intercom audio throughout a facility, and a complete line of cable interface devices that facilitate interconnection wiring in the field.

DoorTek enjoys a strong existing installation base from which a regular flow of retrofit and upgrade business is derived.  Many DoorTek systems have been installed and have been online continuously for more than 10 years.  An example is the DoorTek access control system installed, and still in full operation after 14 years, at the CARA laboratory at the USNSF station at McMurdo Sound, Antarctica.

New Business

In the last two fiscal years, B&B ARMR has experienced a substantial increase in the sales of its anti-terrorism and crash-rated products not only with the new product range derived from predecessor ARMR Services Corporation, but also with the established products of B&B Electromatic, Inc.  Sales also have increased within the fairly stable road and bridge sector.  New and increased interest in soft-stop technology has developed, as well as an increase in the overseas business.

During fiscal year 2004, several new products were designed, tested and released by B&B ARMR, such as:

•

A portable/tow-able anti-terrorist crash barrier, Model 850 (a number of these products have been manufactured and shipped);

•

A new anti-terrorist bollard product, Model B-40; and

•

Two new products in the XL product line of hydraulic gate operators, LXL and PXL, both tested to UL325 class 1, 2, 3 and 4 specifications.  These new operators offer a wider range of products, enabling us to be more competitive.  The LXL has seen high volume sales in part due to reduced need for technical assistance.

The 24/7 service and maintenance group has seen an increasing volume of requests for its services, operating in and around Washington, DC, where there is a large concentration of customers.  This group offers front line maintenance of our own and our competitor’s products as well as third party products, frequently on an annual contract basis.

Warranties

We offer one-year, two-year and five-year warranties on products we manufacture.  The length of the warranty is generally dictated by competition.  We provide for repair or replacement of components and/or products that contain defects of material or workmanship. When we use other manufacturers’ components, the warranties of the other manufacturers are passed to the dealers and end users. To date, the servicing and replacement of defective software components and products have not been material.

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assess the adequacy of our warranty liability based on changes in these factors.

Backlog

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At September 30, 2005, our backlog was approximately $5.6 million. We expect that we will fill the majority of this backlog by December 31, 2006.

Product Design and Development

As of September 30, 2005, we had three employees dedicated to research, development and product engineering. We spent $491,478 and $653,591 during fiscal 2005 and 2004, respectively, related to the continual development and enhancement of the Intelli-Site® software product as well as the development of several new product lines in the anti-terrorist crash barrier and perimeter security divisions at B&B ARMR.

Competition

B&B ARMR Corporation

B&B ARMR’s competition can be divided into four categories:  Anti-terrorism, hydraulic gate operators, road and bridge and 24/7 service and maintenance.  Anti-terrorism competition has, we believe, increased over fiscal year 2004 as the market has grown worldwide.  B&B ARMR is not as large as its two main competitors (Delta Scientific and Nasatka Barriers) in the anti-terrorism marketplace, but B&B ARMR is growing in this market sector and is using its years of engineering experience in this area to help secure that growth.  In the hydraulic gate operator business, B&B ARMR has one main competitor (Hy Security) and its new product lines offer a growth platform to increase market share in the future.  B&B ARMR has one principal competitor (Roadyway) in the road and bridge business, and has continually maintained its market share.  B&B ARMR has a unique position within the 24/7 service and maintenance business; however, we believe others may enter this market.

B&B Roadway, LLC

B&B Roadway, LLC, a manufacturing joint venture in which we own a 65% interest, administrates, sells, manufactures and distributes products relating to the road and bridge industry, including product lines specifically designed for that market.  B&B Roadway sells its product line both directly and through distributors to the city, state and federal road & bridge market.

Intelli-Site, Inc.

Many companies across the industry use the term “integrated security system” to describe their products and services. In fact, an integrated security system can range from very limited fixed function systems “integrating” as few as two sub-systems to feature-rich, real-time sophisticated software systems, including custom coded integrated solutions. Differences in functionality, performance, and price among integrated security systems vary greatly. Intelli-Site® has the capability to compete across the entire spectrum of integrated security systems, but currently has less than a 1% share of this market. Consequently, Intelli-Site® has a diverse set of competitors, depending on the complexity of the integration effort. Intelli-Site®’s competitors generally fall into one of three categories: Access control manufacturers, “pure” integrated systems platforms and custom software developers.

Through our three subsidiaries, we face intense competition in the security industry.  Some of our competitors are large, well-financed and established companies that have greater name recognition and resources for research and development, manufacturing and marketing than us. These competitors may be better able to compete for market share.

DoorTek Corporation

DoorTek’s competitors include manufacturers of card access control and detention control equipment.  Card access control manufacturers tend to compete on terms of scalability and within vertical markets.  In terms of scalability, most manufacturers concentrate on the small to mid sized installation (up to 32 doors).  There are relatively few players in the large installation market (32 to 256 doors) and even fewer in the “enterprise” market (more than 256 doors).  DoorTek’s technology allows it to participate at any level, but its offerings are largely concentrated in the small to mid range.  Increasingly, DoorTek has been successful in the corrections and detention markets at the mid range.  DoorTek’s longevity of more than 25 years in the business and its large existing installation base provides it with some advantage in the retrofit and upgrade markets.

Employees

As of June 30, 2005, we employed 82 people and as of September 30, 2005 we employed 39 people, all in full-time positions. The decrease in the number of employees is due to the closure of the B&B ARMR manufacturing facility in Norwood, Louisiana in August 2005.  None of our employees are subject to collective bargaining agreements.  We believe that relations with our employees are good.

Item 2. Description of Property

Our principal executive offices are located at 8200 Springwood, Suite 230, Irving, Texas 75063, where we occupy 5,566 square feet of office space.  The lease for the Irving facility expires on December 31, 2006.  The monthly rent of this lease is $4,406, plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

Until August 19, 2005, B&B ARMR Corporation maintained its principal location at 14113 Main Street, Norwood, Louisiana 70761, where it occupied approximately 26,000 square feet of manufacturing and office space on five acres of land.  We purchased this property subject to a mortgage agreement with the Highlands Bank.  At June 30, 2005, the principal amount of the mortgage was $465,273 and we make a monthly payment in the amount of $10,561 on the mortgage.  The interest rate payable on the mortgage is 10.5% per year and the amortization provisions are standard for a property of this nature.  The mortgage matured on February 8, 2004 and was refinanced with a new maturity date of February 26, 2006.  All other terms and conditions of the original mortgage remained the same.  On July 25, 2005, we announced that we planned to close B&B ARMR’s Norwood, Louisiana manufacturing plant in August 2005.  This closure was accomplished and effective on August 19, 2005.  B&B ARMR currently plans to sell the land and building in Norwood, Louisiana.  B&B ARMR’s products are now manufactured by third party subcontractors.

Effective August 22, 2005, B&B ARMR Corporation maintains its principal location at 2009 Chenault Road, Suite 114, Carrollton, Texas 75006, where it occupies approximately 6,726 square feet of office space.  The lease for the Carrollton facility expires in January 2011.  The monthly rent for this property is $4,064, plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

B&B ARMR Corporation also maintains executive office space located at 1934 Old Gallows Road, Vienna, Virginia 22182, where it occupies approximately 1,300 square feet.  The monthly rent for this property is $4,000 and includes various amenities provided by the landlord.  The lease for this property expires in August 2006.

DoorTek Corporation maintains its principal location at 9107 Marbach Road, Suite 230, San Antonio, Texas 78245, where it occupies 2,105 square feet of office space.  The monthly amount of rent for this property is $1,717 and the lease is on a month-to-month basis.

We believe that the Texas, Louisiana and Virginia properties are in good condition and that the properties, equipment, fixtures and other assets located within each of our facilities are in good condition, are adequately insured against loss and that suitable alternative facilities are readily available if the lease and mortgage agreements described above are not renewed.  Additionally, we believe that our existing facilities are suitable and adequate to meet our current requirements.

Item 3. Legal Proceedings

We are subject to certain legal actions and claims arising in the ordinary course of our business. Although management recognizes the uncertainties of litigation, based upon the dollar amount involved, the nature and management’s understanding of the facts and circumstances which give rise to such actions and claims, management believes that such litigation and claims will be resolved without material effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our preferred stock is not publicly traded. Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “IZZI.”

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock on the Over-the-Counter Bulletin Board market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in our securities may at times be illiquid due to low volume.

	Common Stock
	High	Low
Fiscal 2005
Fourth Quarter	$ 0.36	$ 0.31
Third Quarter	0.45	0.36
Second Quarter	0.50	0.38
First Quarter	0.51	0.43
Fiscal 2004
Fourth Quarter	$ 0.81	$ 0.43
Third Quarter	0.68	0.34
Second Quarter	0.37	0.26
First Quarter	0.45	0.15

On September 30, 2005, the last reported sales prices for the common stock as reported on the Over-the-Counter Bulletin Board was $0.21.

Holders

As of September 30, 2005, there were 86,286,402 shares of common stock outstanding and 1,340,505 warrants outstanding entitling holders to purchase 3,552,338 shares of common stock. The shares of common stock are held of record by approximately 179 holders and the warrants are held of record by approximately 37 holders, including those brokerage firms and/or clearing houses holding our common stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

At September 30, 2005 and 2004, we had approximately 121,537,831 and 102,551,045 shares of common and common stock equivalents outstanding.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and development of our business and to repay outstanding debt. We do not intend to pay any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During fiscal 2005 and the first part of fiscal 2006, we issued unregistered convertible promissory notes and promissory notes in conjunction with stock purchase warrants in connection with the transactions described below in this Item 5.  The issuance of promissory notes and stock purchase warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering, and an appropriate restrictive legend was affixed to the securities.

Issuances of Convertible Promissory Notes and Promissory Notes in Fiscal 2005

In exchange for an aggregate of $150,000 cash, on July 28, 2004, we issued a promissory note to our Chairman and Chief Executive Officer, C. A. Rundell, Jr.  The original promissory note was in the principal amount of $150,000, had an annual interest rate of 9% which was due at maturity and was secured by a specific invoice of B&B ARMR Corporation issued to Horne Engineering.  The promissory note, plus accrued interest, was due on October 28, 2004.  In November of 2004, this note was exchanged for a $150,000 subordinated 10% convertible promissory note as a part of our placement of $4,118,000 of subordinated 10% convertible promissory notes.

In exchange for a $1,000,000 cash investment, on August 5, 2004, we issued a convertible promissory note to BFS US Special Opportunities Trust PLC (“BFS”).  The original convertible promissory note was in the principal amount of $1,000,000 and had an annual interest rate of 10% and was payable in monthly installments on the first day of each month.  The original convertible promissory note, plus interest, was due on August 5, 2009.  The convertible promissory note was convertible at the option of BFS into our common stock at a conversion price of $0.38 per share.  We had the right to call the convertible promissory note if the market price of our common stock rose above $0.60 per share for a period of 60 days.  This convertible promissory note was subsequently refinanced as a part of our placement of $4,118,000 of subordinated 10% convertible promissory notes in November 2004.

On November 30, 2004, we entered into a loan agreement with several investors of our subordinated 10% convertible promissory notes.  Each of the investors purchasing these notes was an accredited investor.  Pursuant to the terms of the loan agreement: (1) we were authorized to sell to the investors an aggregate principal amount of up to $6,000,000 in notes and (2) the notes could be sold to the investors in multiple closing so long as the final closing was consummated no later than the fifteenth day following the initial closing.  We sold an aggregate principal amount of $4,118,000 of the notes.  Each note sold by the company to each investor:

•

is subordinated to certain other indebtedness of the company;

•

is due and payable on November 30, 2009;

•

provides interest to the holder thereof at a rate of 10% per annum; and

•

is convertible into our common stock at the conversion rate of $0.38 per share of common stock.

In exchange for a cash investment of $200,000, on May 4, 2005, we issued a promissory note to our chairman and chief executive officer, C. A. Rundell, Jr.  The promissory note is in the original principal amount of $200,000 and has an annual interest rate of 8%.  The promissory note, plus interest, is due on November 11, 2007.  Interest is payable in monthly installments on the first day of each month.  As a part of this transaction, on May 4, 2005, we issued a stock purchase warrant to Mr. Rundell entitling him to purchase 588,235 shares of our common stock for $0.34 per share.

In exchange for a cash investment of $525,000, on May 5, 2005, we issued a promissory note to each of Renaissance Capital Growth & Income Fund III, Inc. (“REN III”), Renaissance US Growth Investment Trust PLC (“RUSGIT”), and BFS US Special Opportunities Trust PLC (“BFS”).  Each promissory note is in the principal amount of $175,000 and has an annual interest rate of 8%.  The promissory notes, plus interest, are due on November 11, 2007.  Interest is payable in monthly installments on the first day of each month.  As a part of this transaction, on May 5, 2005, we issued a stock purchase warrant to each of REN III, RUSGIT and BFS.  Each warrant entitles the holder to purchase 514,706 shares of our common stock for $0.34 per share.

Asset Based Credit Facility

On November 10, 2004, B&B ARMR Corporation entered into a loan agreement with Briar Capital, L.P. for a $3,000,000 discretionary demand asset based lending credit facility.  Under the terms of the loan agreement, working capital advances were made available to the B&B ARMR Corporation based on the value of its accounts receivable and inventory.  Although payable on demand, the loan agreement had a stated 3-year term.  In connection with the loan agreement, B&B ARMR Corporation issued a revolving promissory note, dated November 10, 2004 to Briar Capital, L.P. in the principal amount of $3,000,000.  The note had an annual interest rate of two percent above the prime rate but in no event could interest exceed the maximum nonusurious interest rate allowable under applicable law.  This facility was paid in full and terminated effective August 3, 2005.

Acquisition of DoorTek Corporation

On December 15, 2004, we acquired all of the issued and outstanding shares of common stock of DoorTek Corporation.  As a part of the consideration paid in the acquisition, we issued 228,572 shares of our common stock to two former principals of DoorTek Corporation.

Credit Facility with Laurus Master Fund in Fiscal 2006

On July 29, 2005, we entered into, and, on August 3, 2005, closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $3,000,000 credit facility.  The financing was completed pursuant to a security agreement among us, B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation and Laurus.  Under the Security Agreement, we issued to Laurus a $1,000,000 secured convertible minimum borrowing note and a $3,000,000 secured revolving note.  The amount of funds available for borrowing under the credit facility is based upon our and our subsidiaries’ eligible inventory and accounts receivable, with an advance rate equal to:

•

30% of eligible inventory, up to $1,000,000; plus

•

90% of eligible accounts receivable.

On August 3, 2005, we made initial borrowings of $1,836,000 under the credit facility.

The notes mature on July 29, 2008 and carry an interest rate of prime plus one and one half percent, subject to potential downward adjustment based upon the future trading price of our common stock.  Laurus may convert all or a portion of the notes, including accrued interest, into shares of our common stock at a conversion price of $0.25 per share, subject to anti-dilution adjustments.

As part of the financing, we issued to Laurus a warrant to purchase 1,723,077 shares of our common stock. The warrant has an exercise price of $0.325 per share for the first 923,077 shares of common stock and $0.375 per share for the remaining 800,000 shares of common stock, and expires on July 29, 2012.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

The audit reports of Weaver and Tidwell, LLP, our independent registered public accounting firm for our consolidated financial statements for the fiscal year ended June 30, 2005, and Grant Thornton LLP, our registered public accounting firm for our consolidated financial statements for the fiscal year ended June 30, 2004 both state that in fiscal 2005 and 2004, we suffered significant losses from operations.  The audit reports further state that these matters raise substantial doubt about our ability to continue as a going concern.

We cannot predict any material trends, events or uncertainties that may affect us, our subsidiaries, or our subsidiaries’ businesses, financial condition or liquidity.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

Significant Accounting Policies

Software Development Costs

Software development costs that are deemed to be recoverable are capitalized and amortized over the greater of the revenue method or the straight-line method over five years.  At June 30, 2005 and 2004, software development costs had not been capitalized because of uncertainty regarding their recoverability.

Accounts Receivable

The majority of our accounts receivable are due from companies in the anti-terrorist crash barrier, perimeter security and road and bridge industries.  Credit is extended based on evaluation of a customer’s financial condition and credit history and, generally, collateral is not required.  Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  We determine the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

Inventories are carried at the lower of average cost or market.  Inventory reserves are specifically identified by both item usage and overall management estimation.

Income Taxes

We account for income taxes using the liability method. Under the liability method, deferred taxes are provided for tax effects of differences in the basis of assets and liabilities arising from differing treatments for financial reporting and income tax purposes using currently enacted tax rates. Valuation allowances are recorded when it is more likely than not that a tax benefit will not be realized.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  On an annual basis, we compare the fair value of our reporting units with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, we would recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill.  The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.  The Company believes that no impairment of goodwill exists at June 30, 2005 and 2004.

Product Warranties

We have one-year, two-year and five-year limited warranties on products we manufacture.  We provide for repair or replacement of components and/or products that contain defects of material or workmanship. When we use other manufacturers’ components, the warranties of the other manufacturers are passed to the dealers and end users.   To date, the servicing and replacement of defective software components and products have not been material.

We record a liability for an estimate of costs that we expect to incur under our warranties when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assess the adequacy of our warranty liability based on changes in these factors.

Results of Operations

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Sales.  Sales for the current fiscal year increased by approximately 38% or $3.7 million to $13.5 million in fiscal year 2005 from $9.8 million in fiscal 2004.  This increase is primarily due to the increased sales volume at the B&B ARMR Corporation (“B&B ARMR”) subsidiary.  In addition, sales at the Intelli-Site, Inc. (“ISI”) subsidiary increased by $0.3 million, or 110% sales growth from fiscal 2004.  This increase is also due to the addition of sales of $0.5 million as a result of the acquisition of DoorTek Corporation (“DoorTek”) and $0.3 million as a result of the joint venture formation of B&B Roadway, LLC (“B&B Roadway”).

Gross Margin.  Gross margin remained comparable for the fiscal years ending 2005 and 2004.  However, gross margin as a percentage of sales decreased by 7% to 19% in fiscal year 2005 from 26% in fiscal year 2004.  This decrease in gross margin as a percentage of sales is primarily due to the recognition of a $0.6 million inventory write-down adjustment, recognized in conjunction with the closure of the Norwood, Louisiana manufacturing facility of our B&B ARMR subsidiary.  B&B ARMR also experienced a decrease in gross margin due to manufacturing inefficiencies and a less favorable product mix.  This overall decrease in gross margin as a percentage of sales was offset by the contribution margins of DoorTek since acquisition and B&B Roadway since formation, both during fiscal year 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased by 43% or $1.8 million during fiscal 2005 to $6.0 million from $4.2 million for fiscal year 2004.  This increase is due to increased professional staffing levels at B&B ARMR and an increase in warranty costs and related reserves as a result of the increased sales at B&B ARMR, coupled with inclusion of DoorTek since acquisition and B&B Roadway since the joint venture formation, both during fiscal year 2005.

Research and Product Development.  Research and development expenses decreased 25% or approximately $162,000 during fiscal period 2005 due to decreased expenditures in research and development expenditures at the B&B ARMR subsidiary.

Interest Expense.  Interest expense decreased by approximately $0.5 million to $0.9 million during fiscal 2005 as compared to $1.4 million during fiscal 2004. This decrease is primarily due to non-cash interest charges incurred that were associated with securing additional financing during fiscal year 2004.

Liquidity and Capital Resources

Cash Position

Our cash position increased $132,807 during fiscal year 2005. At June 30, 2005, we had $305,495 in cash and cash equivalents and $1,160,867 outstanding under our asset based lending facility. This asset based lending facility is explained in greater detail below in this section.

Operating Activities

For the fiscal year ended June 30, 2005, our operating activities used $4,251,203 of cash compared to $2,442,069 cash used during the fiscal year ended June 30, 2004, an increase of $1,809,134.  This $1,809,134 increase in cash used in operating activities in fiscal 2005 is primarily due to the increase in net loss associated with the closure of B&B ARMR’s manufacturing plant located in Norwood, Louisiana.

Accounts Receivable Factoring Facility

Until November 10, 2004, we had an Account Transfer Agreement with Evergreen Funding Corporation to factor accounts receivable with recourse. Under the terms of this factoring facility, we sold our accounts receivable to Evergreen Funding Corporation, a factoring company. Evergreen Funding Corporation then acted as the principal in collecting those accounts receivable. We sold the receivables with recourse. Our factoring facility also allowed us to borrow money from Evergreen Funding Corporation in anticipation of expected sales. Borrowing money from the factoring company allowed us to build up inventories before a peak selling period.

This accounts receivable factoring facility was to expire March 5, 2005 and could have been terminated after that date by either party with 30 days notice.  We sold eligible accounts receivable at an advance rate of 85%, less an adjustable factoring fee, or service charge, of 1.5% to 2.0% of the amount of accounts receivable sold. The factor had recourse to the 15% residual of aggregate accounts receivable purchased and outstanding. The factor could have required us to repurchase all or any portion of the accounts receivable unpaid following 90 days after its due date. The interest rate charged was equal to the prime rate charged by Chase Bank of Texas, N.A. plus 2% per annum. The monthly minimum borrowing amount was $400,000 and the maximum monthly borrowing amount was $1,800,000, subject to availability under our borrowing base. This facility was secured by the accounts receivable and inventory of our B&B ARMR subsidiary and was guaranteed by us and Intelli-Site, Inc. The cash that we received from the accounts receivable factoring facility was used to support Company-wide operations.  This facility was paid in full and terminated effective November 10, 2004.

Asset Based Lending Facility

On November 10, 2004, our wholly-owned subsidiary, B&B ARMR Corporation (“B&B ARMR”), entered into a loan agreement with Briar Capital L.P. (“Briar”) to provide a $3,000,000 discretionary demand asset based lending facility.  Under the terms of the loan agreement, working capital advances were made available to B&B ARMR based on the value of its accounts receivable and inventory.  Although payable on demand, the loan agreement has a stated three (3) year term.  In connection with the loan agreement, B&B ARMR issued a revolving promissory note dated November 10, 2004 to Briar in the principal amount of $3,000,000.  The note had an annual interest rate of two percent above the prime rate, but in no event could interest exceed the maximum nonusurious interest rate allowable under applicable law. This facility was paid in full and terminated effective August 3, 2005 (See Note 14 – Subsequent Events to our consolidated financial statements under Item 7 below for detailed information concerning the refinancing of this asset based lending facility).

Placement of Subordinated 10% Convertible Promissory Notes

On November 30, 2004, we entered into a loan agreement with several purchasers of our subordinated 10% convertible promissory notes.  We issued $4,118,000 in notes to the investors and others (as payment of fees) who effected the placement of the notes.  Each of the investors is an accredited investor.  Pursuant to the terms of the loan agreement:

•

we were authorized to sell to the investors an aggregate principal amount of up to $6,000,000 in notes and

•

the notes could have been sold to the investors in multiple closings so long as the final closing was consummated no later than the fifteenth day following the initial closing.

Each note:

•

is subordinated to certain other indebtedness of the Company,

•

is due and payable on November 30, 2009,

•

provides interest to the holder at an annual rate of 10% and

•

is convertible into our common stock at the conversion rate of $0.38 per share of common stock. Each share of common stock that the investor receives as a result of the conversion of the notes must be registered for resale with the Securities and Exchange Commission.

As a part of this transaction, BFS US Special Opportunities Trust PLC (“BFS”) exchanged a promissory note in the amount of $1,000,000, originally issued on August 5, 2004, as a part of the placement of the notes. In addition, BFS included an investment made in the Company on October 27, 2004 (see Note 8 – Financing to our consolidated financial statements under Item 7 below) as a part of this placement.

Also included with this placement of notes, C. A. Rundell, Jr., our chairman and chief executive officer, exchanged a $150,000 promissory note with an annual interest rate of 9%, originally issued on July 28, 2004 to B&B ARMR, for a $150,000 note.

We paid fees in this transaction to Roth Capital Partners, LLC (“Roth”) in the form of a note in the amount of $168,000 with the same general terms and conditions as the other participants in the transaction discussed above.  As further consideration, we also issued a stock purchase warrant dated November 30, 2004 with a five year life and an exercise price of $0.38 per share to Roth for the purchase of 276,316 common shares of our common stock.

Additional Debt Service Obligations

As described in greater detail in “Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities,” and elsewhere in this “Item 6. Management’s Discussion and Analysis or Plan of Operation,” during the fiscal year ended June 30, 2005, we financed our operations with cash flows from long-term borrowings of $5,497,287. During that period, we made payments of $507,526 on debt.

As discussed in “Item 2. Description of Property” above, we have a mortgage on B&B ARMR’s facility. At September 30, 2005, the principal amount of the mortgage was $462,819.  The interest rate is 10.5% and the amortization provisions are standard. The mortgage matured on February 8, 2004 and was refinanced with a new maturity date of February 26, 2006.  All other terms and conditions of the original mortgage remained the same.  On July 25, 2005, we announced that we planned to close B&B ARMR’s Norwood, Louisiana manufacturing plant in August 2005.  This closure was accomplished and effective on August 19, 2005.  B&B ARMR currently plans to sell the land and building in Norwood, Louisiana.  B&B ARMR’s products are now manufactured by third party subcontractors.

Property and Equipment

We used $211,058 for the purchase of property and equipment during fiscal 2005 compared to $266,626 for the previous fiscal 2004 period.

We do not have any material commitments to purchase property and equipment in fiscal 2006. We do not have any material funding requirements for software and other products under development.

Maturities and Commitments

The following table presents certain of our obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of June 30, 2005.

	Debt	Leases	Total
2006	$ 1,788,530	$ 161,276	$ 1,949,806
2007	2,193,994	113,808	2,307,802
2008	659,888	76,475	736,363
2009	507,442	79,838	587,280
2010	4,118,000	83,201	4,201,201
Thereafter	--	42,441	42,441
	$ 9,267,854	$ 557,039	$ 9,824,893

Issuances of Promissory Notes in Fiscal 2005

In exchange for an aggregate of $525,000 cash investment received on May 6, 2005, Integrated Security Systems, Inc. issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc., Frost National Bank FBO Renaissance US Growth Investment Trust PLC and Frost National Bank FBO BFS US Special Opportunities Trust PLC on May 5, 2005.  Each of the three promissory notes is in the original principal amount of $175,000 and has an annual interest rate of 8%.  The promissory notes, plus interest, are due on November 11, 2007.  Interest is payable in monthly installments on the first day of each month.

In exchange for an aggregate of $200,000 cash investment received on May 6, 2005, we issued a promissory note to C. A. Rundell, Jr., our chairman and chief executive officer, on May 4, 2005.  The promissory note is in the original principal amount of $200,000 and has an annual interest rate of 8%.  The promissory note, plus interest, is due on November 11, 2007.  Interest is payable in monthly installments on the first day of each month.

Backlog

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At September 30, 2005, our backlog was approximately $5.6 million. We expect that we will fill the majority of this backlog by December 31, 2006.

Effects of Inflation

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our sales or operating results.

Seasonality

Historically we have experienced seasonality in our business due to fluctuations in the weather. We typically experience a decline in sales and operating results during the quarter ended March 31 due to winter weather conditions.

Environmental Matters

We believe that we are currently in compliance with all applicable environmental regulations. Compliance with these regulations has not had, and is not anticipated to have, any material impact upon our capital expenditures, earnings or competitive position.

INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 7.

Financial Statements

Page

Report of Independent Registered Public Accounting Firms

20

Consolidated Balance Sheets as of June 30, 2005 and 2004

22

Consolidated Statements of Operations for the years ended June 30, 2005 and 2004

23

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 2005 and 2004

24

Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2004

25

Notes to Consolidated Financial Statements

26-41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Security Systems, Inc. as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2005, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company suffered significant losses from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

October 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Security Systems, Inc. as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2004, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, in fiscal 2004, the Company suffered significant losses from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Dallas, Texas

September 24, 2004

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$305,495	$172,688
Accounts receivable, net of allowance for doubtful accounts of $127,197 and $109,527, respectively	2,859,083	1,904,285
Inventories, net of reserves	688,029	1,272,532
Other current assets	194,987	75,020
Total current assets	4,047,594	3,424,525

Property and equipment, net	696,939	681,168
Goodwill	3,872,676	3,547,162
Other assets	533,120	59,956
Total assets	$9,150,329	$7,712,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable – trade	$2,262,740	$2,029,963
Accrued liabilities	1,157,674	708,610
Demand note payable	1,160,867	--
Current portion of long-term debt	627,664	1,845,949
Total current liabilities	5,208,945	4,584,522

Long-term debt	7,479,323	2,956,341

Minority interest	3,208	--

Stockholders’ equity (deficit):
Convertible preferred stock, $.01 par value, 750,000 shares authorized; 100,750 issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized; 86,271,402 and 84,298,984 shares, respectively, issued	862,714	842,990
Additional paid in capital	32,842,075	31,627,086
Accumulated deficit	(37,128,194)	(32,180,386)
Treasury stock, at cost – 50,000 common shares	(118,750)	(118,750)
Total stockholders’ equity (deficit)	(3,541,147)	171,948
Total liabilities and stockholders’ equity	$9,150,329	$7,712,811

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2005	2004
Sales	$13,478,654	$9,827,461
Cost of sales	10,944,248	7,235,553
Gross margin	2,534,406	2,591,908

Operating expenses:
Selling, general and administrative	6,046,581	4,178,653
Research and product development	491,478	653,591
	6,538,059	4,832,244

Loss from operations	(4,003,653)	(2,240,336)

Other income (expense):
Interest expense	(941,297)	(1,431,126)

Loss before minority interest	(4,944,950)	(3,671,462)

Minority interest	(2,858)	--

Net loss	(4,947,808)	(3,671,462)

Preferred dividend requirement	(164,250)	(164,250)

Net loss allocable to common stockholders	$(5,112,058)	$(3,835,712)

Weighted average common shares outstanding	85,081,976	64,340,010

Basic and diluted loss per share	$(0.06)	$(0.06)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid In Capital
	Shares	Amount	Shares	Amount		Accumulated Deficit		Treasury Stock	Total
Balance at July 1, 2003	161,345	$1,613	12,881,110	$128,811	$18,434,858		$(27,363,393)	$(118,750)	$(8,916,881)

Preferred stock conversion	(60,595)	(605)	45,049,751	450,497	7,045,161				7,495,053
Preferred stock dividend conversion			5,219,149	52,192	991,639		(1,043,831)		--
Common stock issuance			760,812	7,608	226,815				234,423
Warrant exercise			9,250,000	92,500	1,757,500				1,850,000
Stock option exercise			509,000	5,090	81,475				86,565
Preferred stock dividends			629,162	6,292	95,408		(101,700)		--
Debt discount					244,250				244,250
Purchase of business			10,000,000	100,000	2,750,000				2,850,000
Net loss							(3,671,462)		(3,671,462)
Balance at June 30, 2004	100,750	$1,008	84,298,984	$842,990	$31,627,086	$	$(32,180,386)	$(118,750)	$171,948

Common stock issuance			1,592,816	15,928	454,708				470,636
Warrant issuance					65,404				65,404
Warrant exercise			1,030	10	(10)				--
Stock option exercise			150,000	1,500	17,250				18,750
Debt discount					593,066				593,066
Purchase of business			228,572	2,286	84,571				86,857
Net loss							(4,947,808)		(4,947,808)
Balance at June 30, 2005	100,750	$1,008	86,271,402	$862,714	$32,842,075	$	$(37,128,194)	$(118,750)	$(3,541,147)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,947,808)	$(3,671,462)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	195,283	166,308
Amortization	76,941	--
Provision for bad debt	42,249	61,726
Provision for warranty reserve	572,500	185,270
Provision for inventory reserve	632,821	163,333
Amortization of debt discount and beneficial conversion feature	--	911,802
Expenses paid with stock	470,636	234,423
Minority interest	2,858	--
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(856,047)	(543,204)
Inventories	75,682	(457,189)
Other assets	(565,131)	(30,794)
Accounts payable – trade	173,193	1,086,418
Accrued liabilities	(353,100)	(548,700)
Net cash used in operating activities	(4,479,923)	(2,442,069)

Cash flows from investing activities:
Purchase of property and equipment	(211,058)	(266,626)
Purchase of business, net of cash acquired	(184,993)	(632,224)
Net cash used in investing activities	(396,051)	(898,850)

Cash flows from financing activities:
Employee stock option exercise	18,750	86,565
Warrant exercise	--	1,850,000
Payments of debt	(507,256)	(938,153)
Proceeds from debt	5,497,287	2,338,117
Net cash provided by financing activities	5,008,781	3,336,529

Increase (decrease) in cash and cash equivalents	132,807	(4,390)
Cash and cash equivalents at beginning of year	172,688	177,078
Cash and cash equivalents at end of year	$305,495	$172,688

Supplemental disclosure:
Noncash activities
Issuance of common stock in payment of preferred stock dividends	$--	$101,700

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Integrated Security Systems, Inc. was formed in December 1991. The Company has three wholly-owned subsidiaries: B&B ARMR Corporation, an anti-terrorist crash barrier and gate engineering and distribution company; Intelli-Site, Inc., a developer and retail seller of PC-based control systems which integrate discrete security devices; and DoorTek Corporation, a manufacturer of access control systems and other physical security systems products.  The Company also has a joint venture interest in B&B Roadway, LLC, a distributor of products relating to the road and bridge industry.  The Company’s wholly-owned subsidiaries have domestic and international installations and customers.

2.

SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the Company and its subsidiaries: B&B ARMR Corporation, Intelli-Site, Inc. and DoorTek Corporation, as well as the Company’s joint venture partner, B&B Roadway, LLC.  All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly-liquid instruments with original maturities of three months or less.

Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the anti-terrorist crash barrier, perimeter security and road and bridge industries.  Credit is extended based on evaluation of a customers' financial condition and credit history and, generally, collateral is not required.  Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

Inventories are carried at the lower of average cost or market.  Inventory reserves are specifically identified by both item usage and overall management estimation.  Inventories are periodically evaluated for both obsolescence and net realizable valuations.

In November, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151 “Inventory Costs” (“SFAS 151”).  SFAS 151 clarifies previous guidance to require amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 was effective for the Company beginning July 1, 2005.  As most of the product manufacturing will be outsourced following

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the closure of the Company’s Norwood, Louisiana facility in August 2005, this statement is not expected to have a significant impact on the Company’s operations.

Property and Equipment and Depreciation

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods. Leased property and equipment under capital leases are amortized on the straight-line method over the lesser of the life of the asset or the remaining term of the lease. Estimated useful lives range from 3 to 7 years.  Property and equipment is periodically evaluated for market valuation and related generation of future cash flow value.

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

Revenue Recognition

The Company recognizes revenue from sales at the time of shipment. The Company’s accounts receivable are generated from a large number of customers in the security integration, construction contractor and electrical subcontractor and governmental markets. No single customer accounted for 10% or more of revenues during the years ended June 30, 2005 or 2004.

Software Development Costs

Software development costs that are deemed to be recoverable are capitalized and amortized over the greater of the revenue method or the straight-line method over five years.  At June 30, 2005 and 2004, software development costs had not been capitalized because of uncertainty regarding their recoverability.

Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts receivable and current portion of term notes payable approximate fair value due to their relatively short-term maturity.  The carrying value of the accounts receivable factoring facility and long-term debt approximates fair value because it bears a prevailing market rate of interest.  The fair value of the remaining debt instruments is undeterminable due to their related party nature.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  On an annual basis, the Company compares the fair value of its reporting units with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, the Company would recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill.  The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.  The Company believes that no impairment of goodwill exists as of June 30, 2005 and 2004.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Product Warranties

The Company has one-year, two-year and five-year limited warranties on products it manufactures.  The Company provides for repair or replacement of components and/or products that contain defects of material or workmanship. When the Company uses other manufacturers’ components, the warranties of the other manufacturers are passed to the dealers and end users.   To date, the servicing and replacement of defective software components and products have not been material.

The Company records a liability for an estimate of costs that it expects to incur under its warranties when product revenue is recognized.  Factors affecting the Company’s warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

The changes in the Company’s product warranty liability are as follows:

	June 30,
	2005	2004
Liability, beginning of year	$ 94,157	$ 135,471
Expense for new warranties issued	572,500	185,270
Warranty claims	(416,640)	(226,584)
Liability, end of period	$ 250,017	$ 94,157

Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares outstanding. At June 30, 2005 and 2004, there were 3,118,910 and 7,970,318 shares of in-the-money potentially dilutive common shares, respectively, outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to the Company’s reported net loss.

At June 30, 2005 and 2004, the Company had approximately 114,268,713 and 99,919,466 shares of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Statements of Cash Flows

Supplemental cash flow information for fiscal years 2005 and 2004:

	June 30,
	2005	2004
Interest paid	$308,000	$284,907

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

Stock-based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method.  Accordingly, compensation cost for stock options to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.  If the Company recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), based on the fair value at the grant dates, the Company’s pro forma net loss and net loss per share would have been as follows:

	For the Year Ended
	2005	2004
Net loss, as reported	$(4,947,808)	$(3,671,462)
Add: Stock-based employee compensation
expense determined under the intrinsic value method included in reported net loss	- -	- -

Deduct: Stock-based employee compensation
expense determined under the fair value method	(378,787)	(222,415)
Pro forma net loss	$(5,326,595)	$(3,893,877)

Earnings per share:
Basic and Diluted – as reported	$(0.06)	$(0.06)
Basic and Diluted – pro forma	$(0.06)	$(0.06)

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005 and 2004, respectively:  no dividend yield, expected volatility of 107.8% and 108.2%; risk-free interest rates of 3.42% and 3.31% and expected lives of five years.

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 124, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R is effective for the fiscal years beginning after December 15, 2005, and the Company will begin recognizing option expense July 1, 2006.

3.

LIQUIDITY

The Company has experienced significant losses during fiscal 2005 and 2004.  Management anticipates positive performance in the first part of fiscal 2006. However, in order to meet working capital needs, the Company will need to receive additional financing either through the sale of assets, equity placement and/or additional debt. Failure to receive such financing could jeopardize the Company’s ability to continue as a going concern.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

The composition of certain balance sheet accounts is as follows:

	June 30,
	2005	2004

Accounts receivable:
Trade receivables	$2,986,280	$2,013,812
Less: allowance for doubtful receivables	(127,197)	(109,527)
	$2,859,083	$1,904,285

Allowance for doubtful receivables:
Beginning Balance	$109,527	$64,183
Bad debt expense	42,249	61,726
Accounts written-off	(24,579)	(16,382)
Ending Balance	$127,197	$109,527

Inventories:
Raw materials	$956,935	$785,782
Work-in-process	205,646	393,420
Finished goods	35,948	93,330
Reserves	(510,500)	--
	$688,029	$1,272,532

Property and equipment:
Land	$40,164	$40,164
Building	613,468	613,469
Leasehold improvements	89,174	86,766
Office furniture and equipment	708,143	608,247
Manufacturing equipment	755,074	676,637
Vehicles	128,353	76,844
	2,334,376	2,102,127
Less: accumulated depreciation	(1,637,437)	(1,420,959)
	$696,939	$681,168

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

DEBT

	June 30,
	2005	2004
Demand note payable:

Asset based lending facility with a financing company. The loan with the asset based lending facility is a demand loan, but has a three-year term expiring November 10, 2007; interest as 2% above the prime rate; secured by accounts receivable and inventory of B&B ARMR Corporation; this asset based lending facility was paid in full and terminated August 3, 2005	$1,160,867	$--

Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $205,900; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.38 per share; Company may call the notes at $0.60 per share (based on certain restrictions)	$$4,118,000	$--

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2006	1,700,000	1,700,000

Notes payable to stockholders; interest at 8% due in monthly installments of $3,500; principal and accrued unpaid interest due November 11, 2007 (net of debt discount of $400,791)	124,209	--

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000	500,000

Term note payable to a bank; due in monthly principal and interest installments of $10,500; interest at 10.5% and 10% at June 30, 2004 and 2003, respectively; secured by first mortgage on real estate and equipment; maturity date of February 26, 2006	465,273	540,660

Notes payable to stockholders; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2006	400,000	400,000

Note payable to bank and secured by a letter of credit in the amount of $500,000 from Chief Executive Officer; interest at the prime rate of Bank One, N.A. (6.25% as of June 30, 2005); principal and accrued unpaid interest due January 26, 2006	330,000	310,000

Notes payable to Chief Executive Officer; interest at 8% due in monthly installments of $1,333; principal and accrued unpaid interest due November 11, 2007 (net of debt discount of $152,537)	47,263	--

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2006	100,000	100,000

Notes payable to Chief Executive Officer; interest at 8% due in monthly installments of $667; principal and accrued unpaid interest due September 30, 2006	100,000	100,000

Note payable to Chief Executive Officer; interest at 7% due in monthly installments of $583; principal and accrued unpaid interest due September 30, 2006	100,000	100,000

Accounts receivable factoring facility with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility had an adjustable factoring fee of 1.5%-2.0%, a minimum and maximum borrowing of $400,000 and $1,800,000, respectively, per month; interest at the prime rate of Chase Bank of Texas, N. A. (6.25% as of June 30, 2005) plus 2%; agreement was to expire March 2005 and could have been terminated by either party with 30 days written notice after expiration; this accounts receivable facility was paid in full and terminated on November 10, 2004	--	850,622

Note payable to bank; interest at 8% due in quarterly installments of $2,000; this note payable was paid in full and terminated on November 10, 2004	--	90,073

Other	122,242	110,935
	8,106,987	4,802,290
Less current portion	(627,664)	(1,845,949)
	$7,479,323	$2,956,341

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal payments required under long-term debt outstanding at June 30, 2005 are as follows:

Year Ending June 30,
2006	$ 627,664
2007	2,193,993
2008	659,888
2009	507,442
2010	4,118,000
$8,106,987

6.

INCOME TAXES

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes follows:

	For the Years Ended
	June 30, 2005	June 30, 2004
Federal statutory benefit rate	(34.0)%	(34.0)%

Valuation allowance	34.0%	34.0%
	--%	--%

Deferred tax assets (liabilities) are comprised of the following at:

	June 30, 2005	June 30, 2004
Deferred tax assets
Inventory reserve	$215,000	$38,000
Accounts receivable	43,000	37,000
Net operating loss carryforward	9,050,000	7,585,000
Contributions carryover	1,000	2,000
Other	85,000	76,000
Gross deferred tax asset	9,394,000	7,738,000

Deferred tax liabilities
Property and equipment	--	(5,000)
Net deferred tax asset	9,394,000	7,733,000
Valuation allowance	(9,394,000)	(7,733,000)
Net deferred tax asset	$--	$--

The Company has unused net operating loss carryforwards of approximately $26.6 million at June 30, 2005.  The carryforwards expire from 2007 through 2021. The annual use of these carryforwards is substantially limited as a result of changes in ownership of the Company’s common stock.  The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

COMMITMENTS AND CONTINGENCIES

The Company is subject to certain legal actions and claims arising in the ordinary course of business. Management recognizes the uncertainties of litigation; however, based upon the nature and management’s understanding of the facts and circumstances which give rise to such actions and claims, management believes that such litigation and claims will be resolved without material effect on the Company’s financial position, results of operations or cash flows.

Operating Leases

The Company leases facilities under leases accounted for as operating leases. Rent expense for operating leases was $427,423 and $251,741 for the years ended June 30, 2005 and 2004, respectively.  Future minimum payments for fiscal years subsequent to June 30, 2005 under these leases are as follows:

2006	$161,276
2007	113,808
2008	76,475
2009	79,838
2010	83,201
Thereafter	42,441
$557,039

Capital Leases

The Company leases certain equipment under leases accounted for as capital leases, with the resulting liability recorded as a component of both current and long-term debt, in the accompanying consolidated balance sheet.  Future minimum payments for fiscal years subsequent to June 30, 2005 under these leases are as follows:

2006	$67,953
2007	34,767
2008	16,001
2009	8,384
127,105
Less amount representing interest	(13,646)
$113,459

The following is a summary of the assets under capital leases at June 30, 2005:

Production and office equipment	$100,585
Less accumulated depreciation	(64,541)
$36,044

8.

BENEFIT PLANS

The Company maintains a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation and the Company may at its option make discretionary contributions. Vesting on the Company’s contributions occurs over a five-year period. The Company made contributions of $14,169 and $11,773 during fiscal 2005 and 2004, respectively.

9.

STOCK OPTIONS, WARRANTS AND COMMON STOCK ISSUANCES

Stock Options

The Company’s 1993 Stock Option Plan provides for grants of options for up to 500,000 shares of common stock. Under the plan, options must be granted with an exercise price not less than the fair market value on the date of grant.

The Company’s 1997 Omnibus Stock Plan provides for the granting of 7,500,000 incentive stock options, non-statutory stock options, stock appreciation rights, awards of stock and stock purchase opportunities to its directors, employees and consultants. Under the plan, incentive stock options may only be granted to employees or directors of the Company.

Option exercise prices, in general, are equal to the market price at date of grant. Shares under grant generally become exercisable over three years and expire after ten years.

 Changes for the two years ending June 30, 2005, with respect to options outstanding, is detailed in the following table:

	For the Year Ended June 30, 2005		For the Year Ended June 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,598,602	$ 0.46	4,026,378	$ 0.53
Issued	1,050,000	0.42	1,593,149	0.37
Exercised	(150,000)	0.13	(509,000)	0.17
Expired	(222,854)	0.84	(511,925)	1.00
Outstanding at end of period	5,275,748	$ 0.45	4,598,602	$ 0.46
Exercisable at end of period	3,735,747	$ 0.47	3,133,602	$ 0.51
Weighted-average fair value of options granted during the period		$ 0.42		$ 0.37

Information about stock options outstanding at June 30, 2005 is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$0.125-0.21	832,977	4.6 Years	$0.15	807,977	$0.14
$0.27-0.39	1,648,799	5.8 Years	0.33	1,396,298	0.33
$0.40-0.49	2,047,636	8.2 Years	0.43	785,136	0.44
$0.531-1.00	424,498	3.3 Years	0.81	424,498	0.81
$1.38-1.96	307,365	2.1 Years	1.47	307,365	1.47
$2.00-2.37	14,473	0.3 Years	2.38	14,473	2.38
	5,275,748	6.1 Years	$0.45	3,735,747	$0.47

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In connection with debt financings, the Company issued warrants to purchase 2,408,669 shares of common stock in fiscal 2005 and warrants to purchase 625,000 shares of common stock in fiscal 2004.  The warrants provide for the purchase of common stock from $0.34 to $0.20 per share, are exercisable at date of issuance and expire five years from date of issuance.  The Company valued the warrants using the Black-Scholes model, which resulted in a fair value of $658,470 and $181,750 for fiscal years 2005 and 2004, respectively.  The Company will amortize the value of the 2005 warrants as interest expense in future fiscal years, according to the term of the debt.

Additional information with respect to warrants outstanding at June 30, 2005 and changes for the two years then ended are as follows:

	For the Year Ended June 30, 2005		For the Year Ended June 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	7,300,630	$ 0.85	17,637,845	$ 0.85
Issued	2,408,669	0.34	625,000	0.40
Exercised	(2,011)	0.20	(9,250,000)	0.20
Expired	(1,545,833)	1.00	(1,712,215)	0.61
Outstanding at end of period	8,161,455	$ 0.67	7,300,630	$ 0.85
Exercisable at end of period	8,161,455	$ 0.67	7,300,630	$ 0.85

Common Stock Issuances

The Company issued common stock in the following non-cash transactions:

	For the Year Ended June 30, 2005		For the Year Ended June 30, 2004
	Number of shares	Fair value	Number of shares	Fair value
Payment of interest	1,193,670	$340,770	612,149	$169,065
Employee and director bonuses	391,146	126,146	140,118	61,398
Consultants	8,000	3,720	8,545	3,960
	1,592,816	470,636	760,812	234,423
Payment of dividends on Series D Preferred Stock	--	--	629,162	101,700
	1,592,816	$470,636	1,389,974	$336,123

The shares issued in these transactions are subject to restrictions on sale.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

CONVERTIBLE PREFERRED STOCK

At June 30, 2005 and 2004, convertible preferred stock, $0.01 par value per share, consisted of the following:

	Shares Outstanding	Par Value	Liquidation Value
Series A $20	9,500	$ 95	$ 190,000
Series D $20	91,250	913	1,825,000
	100,750	$ 1,008	$ 2,015,000

Series A $20 Convertible Preferred Stock.  At June 30, 2005, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into 20 shares of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.

Series D $20 Convertible Preferred Stock.  At June 30, 2005 the Company had 91,250 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive dividends at the annual rate of 9% per share paid quarterly in cash.  Since June 30, 2001, the holders of the Series D Preferred have been offered the option to receive the quarterly dividend in the common stock of the Company.  The holders who elected this option have received the restricted stock based on a 25% discount from the market price on a 20 day average based on the 10 days before and the 10 days after the dividend due date.  The holders of the Series D Preferred have voting rights of one vote for each share of common stock into which the Preferred Stock is convertible. Beginning on November 15, 2004 the Company may redeem the Series D Preferred upon not less than 30 days’ notice, in whole or in part, plus all accrued but unpaid dividends. After notice and prior to the expiration of the 30-day notice period, holders of the Series D Preferred will have the option to convert the Series D Preferred into common stock prior to the redemption. Each share of the Series D Preferred may, at the option of the Company beginning on November 15, 2000, be converted into 25 shares of common stock at any time after (i) the closing bid price of the common stock exceeds $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the Company has sustained positive earnings per share of common stock for the two previous quarters. The holders of the Series D Preferred have the right to convert each share into 25 shares of common stock at any time.  The holders of the Series D Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.  Each holder also received a stock purchase warrant to purchase 16.67 shares of common stock at $1.00 per share for each share of Series D Preferred purchased. These warrants expired on October 10, 2004.  At June 30, 2005, dividends in arrears on the Series D preferred stock totaled approximately $410,363.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.

SEGMENT REPORTING

The Company has three wholly-owned business segments: B&B ARMR Corporation, Intelli-Site, Inc. and DoorTek Corporation.  The Company also has a joint venture interest in B&B Roadway, LLC. These segments, as well as the joint venture, are differentiated by the products they produce and the customers they service as follows:

B&B ARMR Corporation.  This segment consists of anti-terrorist crash barriers, perimeter security and railroad physical security products such as warning gates, crash barriers, HOV lane changers, navigational lighting, airport lighting and hydraulic gates and operators, and aluminum gate panels.

Intelli-Site, Inc. This segment consists of the development and marketing of programmable security systems that integrate multiple security devices and subsystems for governmental, commercial and industrial facilities utilizing the Intelli-Site® software product through systems integrators and original equipment manufacturers to end users.

DoorTek Corporation.  This segment consists of card access control and connections security hardware and software products, as well as card access control cards, readers and ancillary devices.

B&B Roadway, LLC.  This segment consists of products related to the road and bridge industry, including product lines specifically designed for that market.

The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on income (loss) from operations before income tax and other income and expense. The corporate column includes corporate overhead-related items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).

The following table provides financial data by segment for the fiscal years ended June 30, 2005 and 2004.

	B&B ARMR	B&B Roadway (1)	Intelli-Site	DoorTek (2)	Corporate	Total
2005
Sales	$ 12,105,678	$ 322,300	$ 602,258	$ 448,418	$ --	$ 13,478,654
Income (Loss) from operations	(3,370,080)	8,165	(130,734)	48,260	(559,264)	(4,003,653)
Interest expense	335,265	--	--	1,196	604,836	941,297
Total assets	8,173,818	235,749	104,227	146,330	490,205	9,150,329
Depreciation & amortization expense	180,594	--	13,035	--	1,654	195,283
Capital additions	195,965	--	12,977	2,116	--	211,058

2004
Sales	$ 9,540,703		$ 286,758		$ --	$ 9,827,461
Loss from operations	(1,479,540)		(382,332)		(378,464)	(2,240,336)
Interest expense	284,906		--		1,146,220	1,431,126
Total assets	7,566,077		75,477		71,257	7,712,811
Depreciation & amortization expense	144,384		19,197		2,727	166,308
Capital additions	256,417		10,209		--	266,626

(1) Includes only data since formation date of March 4, 2005.

(2) Includes only data since acquisition date of December 16, 2004.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

ACQUISITION

On December 15, 2004, the Company acquired all of the issued and outstanding shares of Common Stock of DoorTek Corporation (“DoorTek”), a manufacturer of access control systems and other physical security system products.  In exchange for all of the outstanding shares of DoorTek, the Company issued 228,572 shares of its $0.01 par value Common Stock, which has been valued at approximately $87,000.  The Company also paid $120,000 in cash to DoorTek’s former stockholders.  In addition, the Company and the sellers executed an earn-out agreement for maximum additional payments of approximately $100,000 based on net profits of DoorTek over the next two years.  Any additional consideration will increase the recorded goodwill.  The Company entered into this acquisition seeing it as an opportunity to significantly enhance its services and to allow it to expand its product offering and customer base in conjunction with the Company’s strategic growth plans.  The acquisition of DoorTek was accounted for using the purchase method of accounting.  As such, the assets and liabilities of DoorTek were recorded at their estimated fair value and the results of operations have been included in the Company’s consolidated results of operations from the date of acquisition.  The purchase price paid in excess of the estimated fair value of the net assets acquired has been allocated to goodwill, which is not deductible for federal income tax purposes.  An assessment of the other identifiable intangible assets related to this acquisition transaction yielded no assignment of value thereto.  The Company has finalized the allocation of the purchase price to the assets acquired and has allocated the difference between the purchase price and the assets acquired to goodwill.  The table below summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed:

Estimated Values

Cash and cash equivalents	$29,000
Accounts receivable	141,000
Inventories	124,000
Accounts payable	(60,000)
Accrued liabilities	(1,000)
Long-term debt	(29,000)
Goodwill	27,000
Purchase price	$231,000

The following unaudited pro forma consolidated statement of operations information has been prepared as if the acquisition discussed above had occurred at the beginning of each period presented.

	For the Years Ended June 30,
	2005	2004

Sales	$13,903,618	$10,550,168
Net loss allocable to
common stockholders	$(5,082,494)	$(3,851,163)
Net loss per share allocable
To common stockholders,
basic and diluted	$(0.06)	$(0.06)
Weighted average shares
outstanding,
basic and diluted	83,310,551	64,538,582

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  JOINT VENTURE AGREEMENT

On March 4, 2005, the Company entered into a joint venture agreement with Causey Lyon Enterprises, Inc. d/b/a Roadway Manufacturing (“CLE”) in order to consolidate the two companies’ core competencies in the city, state, and federal road & bridge market.  Going forward, the joint venture entity (“B&B Roadway”) will administrate, sell, manufacture and distribute all products relating to only the road and bridge industry, including product lines specifically designed for that market.  B&B Roadway is 65% owned by B&B ARMR Corporation (“B&B ARMR”), a wholly owned subsidiary of the Company, and 35% owned by CLE.  CLE provides manufacturing services and general sales & administration management to the joint venture and is the general manager of the day-to-day operations.  The joint venture was primarily funded by a $100,000 line of credit from B&B ARMR at 6% interest with a repayment term of approximately 18 months.  In addition, a $400,000 line of credit is available to B&B Roadway from a third party asset based lender on a secured basis.  The $100,000 credit facility provided by B&B ARMR is subordinate to the Company’s third party asset based lender’s credit facility.

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

B&B ARMR agreed to sell all remaining road and bridge related inventory to CLE as part of the joint venture transaction which has been preliminarily completed as of June 30, 2005.  The amount of road and bridge related inventory transferred by B&B ARMR to B&B Roadway, LLC as of June 30, 2005 has been preliminarily valued at $173,208.  Future valuation adjustments and inventory transfers may occur during the first part of fiscal 2006.  The preliminary inventory sale has been evidenced by a promissory note from CLE to B&B ARMR at an interest rate of 6% with a repayment schedule of approximately 18 months after the inventory transfer has been completed.

14.  SUBSEQUENT EVENT – CREDIT FACILITY WITH LAURUS MASTER FUND

On July 29, 2005, we entered into, and, on August 3, 2005, closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $3,000,000 credit facility.  The financing was completed pursuant to a security agreement among us, B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation and Laurus.  Under the Security Agreement, we issued to Laurus a $1,000,000 secured convertible minimum borrowing note and a $3,000,000 secured revolving note.  The amount of funds available for borrowing under the credit facility is based upon our and our subsidiaries’ eligible inventory and accounts receivable, with an advance rate equal to:

•

30% of eligible inventory, up to $1,000,000; plus

•

90% of eligible accounts receivable.

On August 3, 2005, we made initial borrowings of $1,836,000 under the credit facility.

The notes mature on July 29, 2008 and carry an interest rate of prime plus one and one half percent, subject to potential downward adjustment based upon the future trading price of our common stock.  Laurus may convert all or a portion of the notes, including accrued interest, into shares of our common stock at a conversion price of $0.25 per share, subject to anti-dilution adjustments.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the financing, we issued to Laurus a warrant to purchase 1,723,077 shares of our common stock. The warrant has an exercise price of $0.325 per share for the first 923,077 shares of common stock and $0.375 per share for the remaining 800,000 shares of common stock, and expires on July 29, 2012.

15.  SUBSEQUENT EVENT – CLOSURE OF MANUFACTURING FACILITY

Effective August 19, 2005, we have ceased all manufacturing operations at our location in Norwood, Louisiana.  This action, consistent with our overall business plan, has been undertaken in order to increase our profitability by outsourcing our manufacturing operations to third party subcontractors and focusing our efforts on the marketing and sales efforts of our anti-terrorist crash barriers and related products.

As a result of the closure of this manufacturing facility, we have reduced our staff by approximately 45 employees, recognized expense of approximately $633,000 in inventory reserves and will place the building and equipment on the open market for sale.

We plan to complete the aforementioned transactions by the quarter ending December 2005.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 12, 2005, Grant Thornton LLP notified us that it would decline to stand for re-election as our independent  registered  public accounting firm.  On February 16, 2005, after the filing our Form 10-QSB for the quarter ended December 31, 2004 with the SEC, Grant Thornton’s resignation became effective.

Grant Thornton performed audits of our consolidated financial statements for the fiscal years ended June 30, 2004 and 2003.  Grant Thornton’s reports did not contain an adverse opinion or disclaimer of opinion, but were modified to include an explanatory paragraph related to uncertainties about our ability to continue as a going concern.

During  the  fiscal  years  ended  June 30,  2004 and 2003 and  through February 16, 2005, the effective date of Grant Thornton’s resignation, (i) there have been no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement(s) in connection with its reports for such year, and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.  However, as reported in our Form 10-KSB for the fiscal year ended June 30, 2004, Grant Thornton has communicated to our audit committee a reportable condition regarding our system of internal controls.  They  noted a  reportable condition with respect  to the inadequacy of staffing levels in our financial  reporting function that could result in our inability to meet financial reporting objectives.  We and the audit committee are in the process of taking the steps necessary to correct this identified reportable condition.

On February 18, 2005, our audit committee approved and recommended, and our board of directors unanimously ratified, the appointment of Weaver and Tidwell, L.L.P. as our independent auditor commencing with work to be performed in relation to our quarter ended March 31, 2005.  Weaver and Tidwell, L.L.P. accepted the appointment as our independent auditor effective March 18, 2005.  During the two years prior to such appointment, we did not consult with Weaver and Tidwell, L.L.P. on any matters.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s principal executive and principal financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the requirements specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for appropriate decisions regarding required disclosure.

Our current and former independent registered public accounting firms have communicated to our audit committee a reportable condition regarding our system of internal controls.  They noted a reportable condition with respect to the inadequacy of staffing levels in our financial reporting function that could result in our inability to meet financial reporting objectives.  The Company and its audit committee has taken the steps necessary to correct this identified reportable condition.  The Company has hired an experienced Controller and additional staffing at the Company’s B&B ARMR subsidiary, as a result of the relocation of the B&B ARMR home office to Carrollton, Texas.  The Company has also hired additional staff within the finance and accounting department at the corporate office.

(b)

Changes in Internal Controls.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the company’s last completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than described above.  Additionally, the Company has and will continue to improve both the quality and the quantity of staffing in order to effect significant improvements in the Company’s internal control structure.

Item 8B.  Other Information

There is no information required to be reported under this Item 8B.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following individuals are directors of the Company.

C. A. RUNDELL, JR., 72, has been a Director since March 1999 and has served as Chief Executive Officer since August 2000.  Mr. Rundell is also Chairman of the Board of Directors of both Intelli-Site, Inc. and DoorTek Corporation.  Since 1988, Mr. Rundell has owned and operated Rundell Enterprises, a sole proprietorship engaged in providing acquisition and financial services to business enterprises.  From October 1996 until December 1998, Mr. Rundell served as the Chief Executive Officer of Tyler Corporation.  From April 1989 until July 2000, Mr. Rundell served as a director and the Chairman of the Board of NCI Building Systems, Inc.  Mr. Rundell currently serves as a director of Renaissance US Growth Investment Trust, PLC.  Mr. Rundell earned an M.B.A. with Distinction from Harvard University and a B.S. in Chemical Engineering from The University of Texas at Austin.

PETER BEARE, 47, has been a Director since June 2002.  Mr. Beare is currently the Chairman of the Board of Directors and Chief Executive Officer of B&B ARMR Corporation.  Mr. Beare was the President and Chief Operating Officer of Ultrak, Inc. from July 2000 until March 2002 and was the Vice  President - Technology of Ultrak from May 2000 to July 2000.  From April 1994 to May 2000, he was employed by Baxall Ltd. in the United Kingdom (UK), a subsidiary of Upperpoint, in various capacities, including Managing Director, and later joined the main board of Upperpoint as Technology Director.  Prior to Baxall, Ltd., Mr. Beare was a consultant to various companies in the communications and audio industries.  From 1986 to 1990, Mr. Beare was the founder and Director of Camteq, Ltd. in the UK.

WILLIAM D. BREEDLOVE, 64, has been a Director since May 2001.  Mr. Breedlove has served as President of HBW Investments, Inc., a private investment firm, since August 1996.  Mr. Breedlove has held senior management positions in commercial and merchant banking for over 30 years.  Prior to HBW’s formation in 1996, Mr. Breedlove was chairman, managing director and co-founder of Breedlove Wesneski & Co., a private merchant banking firm.  From 1984 to 1989, Mr. Breedlove also served as president and director of Equus Capital Corporation, the corporate general partner of three public and private limited partnerships operating as management leveraged buyout funds.  Mr. Breedlove’s experience also includes 22 years at First National Bank in Dallas, the last three years of which he served as chairman and chief executive officer of the lead bank and vice chairman of InterFirst Corporation.  Mr. Breedlove currently serves as a director of NCI Building Systems, Inc., and five private companies.  He has previously served as director of several other publicly-held companies, including InterFirst Corporation, Texas Oil and Gas Corporation, Dillard’s Department Stores, Local Financial Corporation, and Cronus Industries, Inc.  Mr. Breedlove received his B.B.A. degree in finance and banking from the University of Texas at Austin.

RUSSELL CLEVELAND, 65, has been a Director since February 2001.  Mr. Cleveland is the President, Chief Executive Officer, sole Director and the majority shareholder of Renn Capital Group, Inc.  He has served as President, Chief Executive Officer and director of Renaissance Capital Growth & Income Fund III, Inc. since its inception in 1994.  Mr. Cleveland is a Chartered Financial Analyst with more than 41 years experience as a specialist in investments for smaller capitalization companies.  Mr. Cleveland has also served as President of the Dallas Association of Investment Analysts.  He serves on the Boards of Directors of Renaissance US Investment Trust PLC, BFS US Special Opportunities Trust PLC, CaminoSoft Corp., Cover-All Technologies, Inc., Digital Recorders, Inc. and Tutogen Medical, Inc.  Mr. Cleveland is a graduate of the Wharton School of Commerce and Finance of the University of Pennsylvania.

ROBERT M. GALECKE, 62, has been a Director since May 1996.  Mr. Galecke is currently Senior Vice President of Finance and Administration for the University of Dallas.  Prior to that, from 1993 to May 1996, he was a principal in the corporate consulting firm of Pate, Winters & Stone, Inc.  From 1986 until 1992, he served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southmark Corporation, a financial services insurance and real estate holding company.  From 1989 to 1995, Mr. Galecke served as Chairman of the board, President and Chief Executive Officer of National Heritage, Inc.  Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a B.S. in Economics from the University of Wisconsin at Stevens Point.

FRANK R. MARLOW, 66, has been a Director since May 1995.  Mr. Marlow served as Vice President, Sales and Marketing from October 1993 to February 1995.  Mr. Marlow has been Vice President of Sales, Western Region, for ACI, a publicly traded company headquartered in Omaha, Nebraska since March 2003.  ACI sells electronic payments engines to banks, credit card companies, large payment processors and merchant processors with over 600 customers around the world.  In addition, Mr. Marlow is currently a Senior Partner with SMI Consulting, a sales and marketing consulting firm.  Mr. Marlow was Vice President of Sales for Cofiniti, formerly Money Star, a technology company based in Austin, Texas from 1998 until 2001.  From 1995 until 1998, Mr. Marlow was Vice President of Hogan Systems, a publicly traded company subsequently purchased by Computer Sciences Corp.  Previously, Mr. Marlow served in various executive sales and training positions at IBM, Docutel Corporation, UCCEL Corporation and Syntelligence Corporation.

In addition to Messrs. Rundell and Beare, the following individuals are significant employees of the Company and its subsidiaries.

RICHARD B. POWELL, 41, is currently the Vice President, Chief Accounting Officer and Secretary.  Mr. Powell joined our company in April 1998 as Corporate Controller, became Vice President, Chief Accounting Officer in April 2001, and Secretary in May 2001.  Prior to joining our company, Mr. Powell was the Accounting Manager at Medical City Dallas Hospital from 1995 to 1998, Accounting Manager of HealthCor, Inc., a home health care company, from 1993 to 1995 and Accounting Supervisor of Signature Home Care Group, Inc., a home health care company, from 1989 to 1993.  Mr. Powell holds a B.S. in Accounting from McNeese State University.

ROBERT “BOB” GARDNER, 70, is the President of DoorTek Corporation.  Mr. Gardner joined our company in December 2004, when we acquire DoorTek.  Mr. Gardner has served as the President of DoorTek since 1998.  Prior to his employment at DoorTek, Mr. Gardner held senior management and sales positions with EO-Integrated Systems, Xetron Corporation, Kidde Automated Systems and Dukane Automated Systems, Inc.

G.M. “JOHN” ULIBARRI, 46, is the President and Chief Executive Officer of Intelli-Site, Inc.  Mr. Ulibarri joined our company in April 2001 as Vice President of Engineering and Operations, was promoted to Executive Vice President in December of 2002, and President in January of 2004.  Prior to joining our company, Mr. Ulibarri served in various senior management and engineering positions with major security and communications systems integration concerns throughout the US.  Mr. Ulibarri holds a B.S. in Computer Engineering from the University of New Mexico.

The SEC has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to audit committees.  One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee.  Based on its review of the criteria of an audit committee financial expert under the rules adopted by the SEC, our board of directors has determined that Mr. Galecke is an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission.  Mr. Galecke is “independent,” as that term is used in Item 7(a)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), Messrs. Breedlove, Galecke, Marlow, Rundell and Powell had late filings during the fiscal year ending June 30, 2005.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions because of our current and intense focus on attaining overall company profitability.  We plan to adopt a code of ethics in the near future.

Item 10. Executive Compensation

Summary Compensation Table

The following table shows the compensation of the Chief Executive Officers and the executive officers of the company and its subsidiaries whose compensation exceeded $100,000 for the fiscal years ended June 30, 2005, 2004 and 2003.

	Annual Compensation				Long-Term Compensation Award
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARs
C. A. Rundell, Jr.	2005	$ 66,667	--	--	43,700	200,000
Chairman of the Board and	2004	50,000	--	--	28,433	300,000
Chief Executive Officer	2003	50,000	--	--	41,753	23,298

Peter Beare	2005	$ 173,000	--	--	--	--
President	2004	185,500	--	--	--	450,000
President and CEO of	2003	22,250	--	--	--	100,000
B&B ARMR Corporation (1)

Paul Roland	2005	$ 125,500	$ 10,000	--	--	--
Former President	2004	104,500	--	--	--	--
B&B ARMR Corporation (2)

Scott Rosenbloom	2005	$ 125,500	$ 10,000	--	--	--
Former Exec. Vice-President	2004	104,500	--	--	--	--
B&B ARMR Corporation (3)

Jack G. Caldwell	2005	$ --	--	--	--	--
Former President	2004	13,375	--	--	--	--
B&B Electromatic, Inc. (4)	2003	160,500	--	--	--	--

____________________

(1) Began employment on May 19, 2003.

(2) Began employment on September 5, 2003 and resigned as of July 26, 2005.

(3) Began employment on September 5, 2003 and resigned as of September 16, 2005.

(4) Resigned as of July 31, 2003.

No other executive officer’s salary and bonus exceeded $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the company during the fiscal years ended June 30, 2005, 2004 and 2003.

Stock Option Grants

The following table provides information concerning the grant of stock options during the twelve months ended June 30, 2005 to the named executive officers:

Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted To Employees In Fiscal Year	Exercise Price	Expiration Date
C. A. Rundell, Jr. (1)	200,000	19.05%	$ 0.43	10/22/14

_____________________

(1)

The vesting schedule for these options is:  25% six months from the grant date and 25% each year thereafter.

Option Exercises and Holdings

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the company at June 30, 2005.

	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year End		Value of Unexercised In-The-Money Options/SARs At Fiscal Year End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
C. A. Rundell, Jr.	1,083,427	300,000	$8,339	$--
Peter Beare	300,000	250,000	--	--
Gerald K. Beckmann	314,473	--	--	--

Director Compensation

Currently, directors are compensated by either restricted stock awards or incentive stock options, at the choice of the individual director, in an amount equivalent to $10,000 annually for serving on the board in addition to $1,250 for each committee on which they serve.  In addition, Mr. Robert Galecke is paid $10,000 annually for his services as our audit committee chairman.  All directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at board meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock, beneficially owned as of September 30, 2005 by (a) each director and named executive officer of the company, (b) all persons who are known by the company to be beneficial owners of 5% or more of the company’s outstanding common stock and (c) all officers and directors of the company as a group.  Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.  The company’s common stock and Series D preferred stock are its only classes of voting securities.  All of the Series D preferred stock is convertible into shares of common stock at any time.  The holder of each share of Series D preferred stock is entitled to one vote for each share of common stock into which such share of Series D preferred stock could then be converted.  Presently, the holder of each share of Series D preferred stock is entitled to 25 votes.  For purposes of the beneficial ownership calculations below, the Series D preferred stock is included in this table on an “as converted” basis.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Renaissance Capital Growth & Income Fund III, Inc. (2)	28,295,951	32.8%
Renaissance US Growth Investment Trust PLC (3)	27,868,412	32.3%
BFS US Special Opportunities Trust PLC (4)	9,189,192	10.7%
Russell Cleveland (5)(6)(7)	65,457,425	75.9%
C. A. Rundell, Jr. (5)(6)(8)	6,589,532	7.6%
Mary Roland (5)(6)	5,000,000	5.8%
The Rosenbloom Trust (5)	5,000,000	5.8%
William D. Breedlove (5)(6)(9)	606,563	0.7%
Frank R. Marlow (5)(6)(10)	376,785	0.4%
Peter Beare (5)(6)(11)	375,000	0.4%
Robert M. Galecke (5)(6)(12)	338,162	0.4%
Richard B. Powell (5)(6)(13)	203,200	0.2%
G.M. “John” Ulibarri (5)(6)(14)	175,000	0.2%
Robert “Bob” Gardner (5)(6)	114,286	0.1%
All current directors and executive officers as a group (9 persons)	74,235,953	86.0%

_____________________

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

(2)

Includes 19,648 shares of common stock issuable upon the exercise of outstanding options excercisable within 60 days; 764,706 shares of common stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.  The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(3)

Includes 19,229 shares of common stock issuable upon the exercise of outstanding options excercisable within 60 days; 764,706 shares of common stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.    The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(4)

Includes 5,197,368 shares of common stock issuable upon the exercise of outstanding convertible promissory notes within 60 days and 514,706 shares of common stock issuable upon the exercise of warrants within 60 days.  The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(5)

The address for this person is 8200 Springwood Drive, Suite 230, Irving, TX 75063.  The address for Mary Roland is 7911 Roswell Drive, Falls Church, Virginia 22043.  The address for the Rosenbloom Trust is 1326 Colvin Forest Drive, Vienna, Virginia 22182.

(6)

Mr. Rundell is a director, chairman of the board and chief executive officer of the company. Messrs. Beare, Breedlove, Cleveland, Marlow, and Galecke are directors of the company.  Mr. Beare became the president of the company effective October 22, 2004.  Ms. Roland is the spouse of Mr. Paul Roland, who became director of the company on September 5, 2003 and resigned effective July 26, 2005.  Mr. Ulibarri became the president and chief executive officer of Intelli-Site, Inc., effective January 1, 2004.  Mr. Powell is vice president, chief accounting officer and secretary of the company.   Mr. Gardner retained his position as President of DoorTek Corporation upon the company’s acquisition of DoorTek on December 15, 2004.

(7)

Includes 80,616 shares of common stock issuable upon the exercise of outstanding options excercisable within 60 days; 2,044,118 shares of common stock issuable upon the exercise of warrants within 60 days; and 375,000 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.  The address for this person is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(8)

Includes 1,008,427 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days; 1,334,073 shares of common stock issuable upon the exercise of warrants within 60 days; and 331,250 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.

(9)

Includes 184,872 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days and 45,677 shares of common stock issuable upon the exercise of warrants within 60 days.

(10)

Includes 182,296 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days and 31,250 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.

(11)

Includes 275,000 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(12)

Includes 182,296 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days and 12,500 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.

(13)

Includes 203,200 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(14)

Includes 175,000 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of June 30, 2005:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders
1993 Stock Option Plan	52,562	$ 2.03	447,437
1997 Omnibus Stock Plan	6,546,040	$ 0.30	44,398
Equity compensation plans not approved by security holders (1)	50,000	$ 0.81	None
TOTAL	6,648,602	$ 0.32	491,835

(1)    These options are vested or will vest in two years and have a ten year life.

Item 12. Certain Relationships and Related Transactions

In exchange for an aggregate of $150,000 cash, on July 28, 2004, we issued a promissory note to our chairman and chief executive officer, C. A. Rundell, Jr.  The original promissory note was in the principal amount of $150,000, had an annual interest rate of 9% which was due at maturity and was secured by a specific invoice of B&B ARMR Corporation issued to Horne Engineering.  The promissory note, plus accrued interest, was due on October 28, 2004.  In November of 2004, this note was exchanged for a $150,000 subordinated 10% convertible promissory note as a part of our placement of $4,118,000 of subordinated 10% subordinated convertible promissory notes.

On August 2, 2004, we borrowed $20,000 against a line of credit, originally issued during fiscal 2004 in favor of the Company in the amount of $450,000 by Mr. Rundell.  This line of credit is supported by municipal bonds held individually by Mr. Rundell and was issued in favor of the Company in order to service bonding and meet working capital needs.  We agreed to compensate Mr. Rundell at the rate of 2.5% per annum for the amount of this line of credit used by the Company.  At June 30, 2005, the amount of credit extended by Mr. Rundell to service the Company’s bond needs is $95,000.  Through June 30, 2005, we have received $330,000 under this line of credit to support working capital needs.  These arrangements were approved by our board of directors.

In exchange for a $1,000,000 cash investment, on August 5, 2004, we issued a convertible promissory note to BFS US Special Opportunities Trust PLC.  The original convertible promissory note was in the principal amount of $1,000,000 and had an annual interest rate of 10% and was payable in monthly installments on the first day of each month.  The original convertible promissory note, plus interest, was due on August 5, 2009.  The convertible promissory note was convertible at the option of BFS into our common stock at a conversion price of $0.38 per share.  We had the right to call the convertible promissory note if the market price of our common stock rose above $0.60 per share for a period of 60 days.  This convertible promissory note was subsequently refinanced as a part of our placement of placement of $4,118,000 of subordinated 10% subordinated convertible promissory notes in November 2004.

In exchange for an aggregate of $525,000 cash investment received on May 6, 2005, Integrated Security Systems, Inc. issued a promissory note to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc., Frost National Bank FBO Renaissance US Growth Investment Trust PLC and Frost National Bank FBO BFS US Special Opportunities Trust PLC on May 5, 2005.  Each of the three promissory notes is in the original principal amount of $175,000 and has an annual interest rate of 8%.  The promissory notes, plus interest, are due on November 11, 2007.  Interest is payable in monthly installments on the first day of each month.

As a part of this transaction, on May 5, 2005, Integrated Security Systems, Inc. issued a stock purchase warrant to each of Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc., Frost National Bank FBO Renaissance US Growth Investment Trust PLC and Frost National Bank BFO BFS US Special Opportunities Trust PLC.  Each of the three stock purchase warrants entitles the Renaissance entities to purchase from the Company 514,706 shares of common stock of the Company for $0.34 per share.

In exchange for an aggregate of $200,000 cash investment received on May 6, 2005, Integrated Security Systems, Inc. issued a promissory note to Mr. Rundell on May 4, 2005.  The promissory note is in the original principal amount of $200,000 and has an annual interest rate of 8%.  The promissory note, plus interest, is due on November 11, 2007.  Interest is payable in monthly installments on the first day of each month.

As a part of this transaction, on May 4, 2005 Integrated Security Systems, Inc. issued a stock purchase warrant to Mr. Rundell.  The stock purchase warrant entitles Mr. Rundell to purchase from the Company 588,235 shares of common stock of the Company for $0.34 per share.

The Company believes that the terms of the foregoing transactions were on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Item 13.  Exhibits

2.1

Agreement and Plan of Merger, by and among Integrated Security Systems, Inc., ARMR Services Corporation, ISSI Merger Sub, Inc. and the Officers and Shareholders of ARMR Corporation, dated September 5, 2003. (14)

3.1

Amended and Restated Certificate of Incorporation of Integrated Security Systems, Inc., as amended to date. (23)

3.2

Amended and Restated Bylaws of Integrated Security Systems, Inc. (1)

4.1

Specimen certificate for Common Stock of Integrated Security Systems, Inc. (1)

4.2

Registration Rights Agreement, dated as of February 22, 1999, among Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC. (6)

4.3

Registration Rights Agreement, dated as of October 20, 2000, among Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC. (6)

4.4

Registration Rights Agreement, dated as of September 27, 2001, among Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC. (11)

4.5

Registration Rights Agreement, dates as of November 9, 2001, by and between Integrated Security Systems, Inc. and C.A. Rundell, Jr. (9)

4.6

Registration Rights Agreement, dated as of March 11, 2003, among Integrated Security Systems, Inc. and BFS US Special Opportunities Trust PLC, a public limited company registered in England and Wales. (13)

4.7

Registration Rights Agreement, dated as of September 5, 2003, by and among Integrated Security Systems, Inc. and Mary Roland and Ann Rosenbloom. (23)

4.8

Certificate of Designation, Preferences and Rights of Series A $20 Convertible Preferred Stock. (2)

4.9

Registration Rights Agreement, dated November 30, 2004, by and among Integrated Security Systems, Inc. and those certain Investors set forth on the signature page to the registration Rights Agreement. (21)

4.10

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (25)

10.1*

Integrated Security Systems, Inc. 1993 Stock Option Plan, dated September 7, 1993, as amended on December 30, 1994. (1)

10.2*

Form of Integrated Security Systems, Inc. 1993 Incentive Stock Option Agreement. (1)

10.3*

Form of Integrated Security Systems, Inc. 1993 Non-Qualified Stock Option Agreement. (1)

10.4*

Integrated Security Systems, Inc. 1997 Long-Term Incentive Plan. (10)

10.5*

Form of Indemnification Agreement by and between Integrated Security Systems, Inc. and its officers and directors. (1)

10.6

Lease Agreement, dated November 7, 2003, between TPLP Office Park Properties and Integrated Security Systems, Inc. for property located in Irving, TX. (23)

10.7

Form of Warrant Agreement for purchase of Common Stock, executed March 29, 1996. (3)

10.8

Form of Convertible Promissory Note. (8)

10.9

Form of Non-Convertible Promissory Note. (8)

10.10

Form of Stock Purchase Warrant. (12)

10.11

Promissory Note, dated October 1, 2003, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $200,000. (15)

10.12

Promissory Note, dated October 1, 2003, payable to Frost National Bank FBO Renaissance US Growth  Investment Trust PLC in the amount of $200,000. (15)

10.13

Stock Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. (15)

10.14

Stock  Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (15)

10.15

Convertible Promissory Note, dated September 5, 2003, payable to BFS US Special Opportunities Trust PLC in the amount of $500,000. (16)

10.16

Promissory Note, dated September 26, 2003, payable to C. A. Rundell, Jr. in the amount of $100,000. (17)

10.17

Stock Purchase Warrant, dated September 26, 2003, issued to C. A.  Rundell, Jr. (17)

10.18

Promissory Note, dated July 28, 2004, payable to C. A. Rundell,  Jr. in the amount of $150,000. (20)

10.19

Promissory Note, dated August 5, 2004, payable to BFS US Special Opportunities Trust PLC in the amount of $1,000,000. (18)

10.20

Amended and Restated Pledge Agreement, dated August 5, 2004, between Integrated Security Systems, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (18)

10.21

Amended and Restated Security Agreement, dated August 5, 2004, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (18)

10.22

Letter Agreement by Integrated Security Systems, Inc., B&B ARMR Corporation and Intelli-Site, Inc. in favor of, and agreed to and accepted on August 20, 2004 by, Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (18)

10.23

Loan Agreement, dated November 30, 2004, by and among Integrated Security Systems, Inc. and those certain Investors set forth on the signature page to the Loan Agreement. (21)

10.24

Form of Subordinated 10% Convertible Promissory Note due November 30, 2009, issued by Integrated Security Systems, Inc. to each of the Investors set forth on the signature page to the Loan Agreement. (21)

10.25

Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO Renaissance  Capital Growth & Income Fund III, Inc. in the amount of $175,000. (24)

10.26

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. (24)

10.27

Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $175,000. (24)

10.28

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (24)

10.29

Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $175,000. (24)

10.30

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (24)

10.31

Promissory Note, dated May 4, 2005, payable to C. A. Rundell, Jr. in the amount of $200,000. (24)

10.32

Stock Purchase Warrant, dated May 4, 2005 issued to C. A. Rundell, Jr. (24)

10.33

Security Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation and Laurus Master Fund, Ltd. (25)

10.34

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (25)

10.35

Secured Revolving Note, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (25)

10.36

Form of Secured Convertible Minimum Borrowing Note, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (25)

10.37

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (25)

10.38

Stock Pledge Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc., Laurus Master Fund, Ltd. and the wholly-owned subsidiaries of Integrated Security Systems, Inc. (25)

16.1

Letter of Grant Thornton LLP on Change in Certifying Accountant. (22)

21.1+

Subsidiaries of Integrated Security Systems, Inc.

23.1+

Consent of Weaver & Tidwell, LLP

23.2+

Consent of Grant Thornton, LLP

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

32.2+

Officer’s Certificate Pursuant to Section 906

__________

(1)

Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-59870-FW).

 (2)

Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 333-5023).

(3)

Incorporated by reference to the Company’s Form 10-QSB for the quarter ended March 31, 1996, accession number 0000950134-96-002226, SEC file number 001-11900, film number 96567733.

(4)

Incorporated by reference to the Company’s Form 8-K filed on June 14, 1999, accession number 0000950134-99-005489, SEC file number 001-11900, film number 99646148.

(5)

Incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 1999, accession number 0000950134-99-010485, SEC file number 001-11900, film number 99761099.

(6)

Incorporated by reference to the Company’s Form 10-KSB/A (Amendment No. 2) for the year ended June 30, 2000, accession number 0000950134-01-001826, SEC file number 001-11900, film number 1557890.

(7)

Incorporated by reference to the Company’s proxy statement on Schedule 14A filed March 16, 2001.

(8)

Incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001.

(9)

Incorporated by reference to the Company’s Form 8-K filed on November 13, 2001.

(10)

Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-76558).

(11)

Incorporated by reference to the Company’s Form 8-K filed on October 15, 2002.

(12)

Incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2002.

(13)

Incorporated by reference to the Company’s Form 8-K filed on March 25, 2003.

(14)

Incorporated by reference to the Company’s Form 8-K filed on September 22, 2003.

(15)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000198.

(16)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000194.

(17)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000196.

(18)

Incorporated by reference to the Company’s Form 8-K filed on August 31, 2004.

(19)

Incorporated by reference to the Company’s Form 8-K filed on November 16, 2004.

(20)

Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

(21)

Incorporated by reference to the Company’s Form 8-K filed on December 3, 2004.

(22)

Incorporated by reference to the Company’s Form 8-K filed on January 18, 2005.

(23)

Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (No. 333-122849) filed on April 8, 2005.

(24)

Incorporated by reference to the Company’s Form 10-QSB for the quarter ended March 31, 2005.

(25)

Incorporated by reference to the Company’s Form 8-K filed on August 5, 2005.

+

Filed herewith.

*

Indicates management contract or compensatory plan or arrangement.

Item 14.  Principal Accountant Fees and Services

Weaver and Tidwell, L.L.P.

The following information summarizes the fees paid or payable to Weaver and Tidwell, L.L.P. for services rendered for the fiscal year ended June 30, 2005.

Audit Fees.  Fees for audit services totaled $44,000 in fiscal year 2005. Audit fees in fiscal year 2005 include fees associated with the annual audit and the review of the Company’s quarterly report on Form 10-QSB for the period ending March 31, 2005.

Audit-Related Fees.  The Company did not pay any audit-related service fees to Weaver and Tidwell, L.L.P., other than the fees described above, for services rendered during fiscal year 2005.

Tax Fees.  The Company did not pay any fees for tax compliance, tax consulting or advisory services to Weaver and Tidwell, L.L.P. for services rendered during fiscal year 2005.

All Other Fees.  The Company was not billed for fees for any other services not described above in fiscal year 2005.

Grant Thornton LLP

The following information summarizes the fees paid or payable to Grant Thornton LLP for services rendered for the fiscal years ended June 30, 2005 and June 30, 2004.

Audit Fees.  Fees for audit services totaled $8,400 in fiscal year 2005 and $59,400 in fiscal year 2004. Audit fees in fiscal year 2005 include fees associated with the reviews of the Company’s quarterly reports on Form 10-QSB for the periods ending September 30, 2004 and December 31, 2004.  Audit fees in fiscal year 2004 include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-QSB.

Audit-Related Fees.  The Company did not pay any audit-related service fees to Grant Thornton LLP, other than the fees described above, for services rendered during fiscal year 2005 or 2004.

Tax Fees.  The Company did not pay any fees for tax compliance, tax consulting or advisory services to Grant Thornton LLP for services rendered during fiscal year 2005 or 2004.

All Other Fees.  The Company paid $12,000 for the review of its Form SB-2 filing in April 2005.

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation, approving and overseeing the work of the independent auditor.  In recognition of this responsibility, the audit committee pre-approves all audit and permissible non-audit services provided by the independent auditor.

The audit committee considered whether the provision of all other services by Grant Thornton LLP is compatible with maintaining Grant Thornton LLP’s independence with respect to the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Security Systems, Inc.

(Registrant)

Date: October 13, 2005

/s/ C. A. RUNDELL, JR.

C. A. Rundell, Jr.

Director, Chairman of the Board, and Chief Executive

Officer (Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 13, 2005

/s/ C. A. RUNDELL, JR.

C. A. Rundell, Jr.

Director, Chairman of the Board, and Chief Executive

Officer (Principal Executive and Financial Officer)

Date: October 13, 2005

/s/ RICHARD B. POWELL

Richard B. Powell

Vice President, Chief Accounting Officer, Secretary

 (Principal Accounting Officer)

Date: October 13, 2005

/s/ PETER BEARE

Peter Beare, Director

Date: October 13, 2005

/s/ WILLIAM D. BREEDLOVE

William D. Breedlove

Director

Date: October 13, 2005

/s/ RUSSELL CLEVELAND

Russell Cleveland

Director

Date: October 13, 2005

/s/ ROBERT M. GALECKE

Robert M. Galecke

Director

Date: October 13, 2005

/s/ FRANK R. MARLOW

Frank R. Marlow

Director