Form 10QSB
period 2005-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2005-11-21
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______

Form 10-QSB

______

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005.

☐

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

(972) 444-8280

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [  ]   No [X]

As of October 31, 2005, 86,936,719 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes [  ]   No [X]

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	September 30,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$638,766	$305,495
Accounts receivable, net of allowance
for doubtful accounts of $127,197	2,465,746	2,859,083
Inventories	670,263	688,029
Other current assets	111,088	194,987
Total current assets	3,885,863	4,047,594

Property and equipment, net	656,526	696,939
Goodwill	3,935,657	3,872,676
Other assets	669,636	533,120
Total assets	$9,147,682	$9,150,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – trade	$2,467,690	$2,262,740
Accrued liabilities	1,289,697	1,157,674
Demand note payable	1,830,719	1,160,867
Current portion of long-term debt	2,992,775	627,664
Total current liabilities	$8,580,881	$5,208,945

Long-term debt	5,236,301	7,479,323

Minority interest	47,188	3,208

Stockholders’ deficit:
Convertible preferred stock, $.01 par value, 750,000 shares
authorized; 100,750 shares issued and outstanding
(liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized;
86,286,402 and 86,271,402 shares, respectively, issued	862,864	862,714
Additional paid in capital	33,058,397	32,842,075
Accumulated deficit	(38,520,207)	(37,128,194)
Treasury stock, at cost – 50,000 common shares	(118,750)	(118,750)
Total stockholders’ deficit	(4,716,688)	(3,541,147)
Total liabilities and stockholders’ deficit	$9,147,682	$9,150,329

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2005	2004

Sales	$2,424,270	$3,396,714
Cost of sales	1,552,705	2,098,273
Gross margin	871,565	1,298,441

Operating expenses:
Selling, general and administrative	1,831,157	1,177,511
Research and product development	85,696	123,303
	1,916,853	1,300,814

Loss from operations	(1,045,288)	(2,373)

Other expense:
Interest expense	(293,745)	(148,503)

Loss before minority interest	(1,339,033)	(150,876)

Minority interest	(52,980)	--

Net loss	(1,392,013)	(150,876)

Preferred dividend requirement	(41,400)	(41,400)

Net loss allocable to common stockholders	$(1,433,413)	$(192,276)

Weighted average common shares outstanding	86,277,272	84,298,984

Basic and diluted net loss per share	$(0.02)	$--

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,392,013)	$(150,876)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	40,413	48,950
Amortization	101,595	--
Provision for bad debt	33,647	4,749
Provision for warranty reserve	61,012	80,000
Amortization of debt discount	71,228	--
Minority interest	52,980	--
Changes in operating assets and liabilities,
net of effects of acquisition:
Accounts receivable	359,690	(661,377)
Inventories	17,766	(306,443)
Other assets	(54,211)	45,733
Accounts payable	204,950	(394,522)
Accrued liabilities	71,011	33,297
Net cash used in operating activities	(431,932)	(1,300,489)

Cash flows from investing activities:
Purchase of property and equipment	--	(26,504)
Purchase of business	(62,981)	(79,597)
Net cash used in investing activities	(62,981)	(106,101)

Cash flows from financing activities:
Employee stock option exercise	1,875	--
Payments on debt and other liabilities	(37,218)	(33,061)
Proceeds from notes payable and long-term debt	872,527	1,356,288
Distribution to minority interest	(9,000)	--
Net cash provided by financing activities	828,184	1,323,227

Increase (decrease) in cash and cash equivalents	333,271	(83,363)
Cash and cash equivalents at beginning of period	305,495	172,688
Cash and cash equivalents at end of period	$638,766	$89,325

Supplemental disclosure
Noncash financing activities:
Debt payment made directly to lender for debt refinancing	$1,160,867
Fair market value of warrants issued regarding credit facility	$214,597

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended September 30, 2005 and 2004

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. (the “Company”) and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2005 Annual Report on Form 10-KSB filed on October 13, 2005 with the Securities and Exchange Commission.

Note 2 – Stock Options

The Company accounts for stock-based compensation to employees using the intrinsic value method.  Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R is effective for fiscal years beginning after December 15, 2005 and the Company will begin recognizing option expense July 1, 2006.

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation:

	For the Three Months Ended September 30,
	2005	2004
Net loss, as reported	$(1,392,013)	$(150,876)
Add: Stock-based employee compensation
expense determined under the intrinsic value method included in reported net loss	--	--

Deduct: Stock-based employee compensation
Expense determined under the fair value method	(83,608)	(42,700)
Pro forma net loss	$(1,475,621)	$(193,576)

Earnings per share:
Basic and Diluted – as reported	$(0.02)	$--
Basic and Diluted – pro forma	$(0.02)	$--

The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005 and 2004, respectively:  no dividend yield, expected volatility of 108.7% and 108.3%; risk-free interest rates of approximately 3.80%  and 3.31% and expected lives of three and five years.

Note 3 - Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current period presentation.

Note 4 – Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the perimeter security and road and bridge industries.  Credit is extended based on evaluation of a customer’s financial condition and credit history and, generally, collateral is not required.  Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts which are outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

	September 30,
	2005	2004

Accounts receivable:
Trade receivables	$2,592,943	$2,659,339
Less: allowance for doubtful receivables	(127,197)	(98,426)
	$2,465,746	$2,560,913

Allowance for doubtful receivables:
Beginning Balance	$127,197	$109,527
Bad debt expense	33,947	4,749
Accounts written-off	(33,947)	--
Ending Balance	$127,197	$98,426

Note 5 – Product Warranties

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

The changes in the Company’s product warranty liability are as follows:

	September 30,
	2005	2004
Liability, beginning of year	$250,017	$94,157
Expense for new warranties issued	61,012	80,000
Warranty claims	(88,066)	(99,579)
Liability, end of period	$222,963	$74,578

Note 6 – Preferred Stock Dividend Arrearage

At September 30, 2005, the Company had dividends in arrears in the amount of $451,763 related to its outstanding Series A and Series D preferred stock, which consists of the following:

	Shares Outstanding	Dividends In Arrears
Series A $20	9,500	$ --
Series D $20	91,250	451,763
	100,750	$ 451,763

Note 7 – Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares. At September 30, 2005 and 2004, there were 5,054,227 and 10,601,897 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to the Company’s reported net loss.

At September 30, 2005 and 2004, the Company had approximately 121,522,831 and 102,551,045 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

Note 8 – Financing – Credit Facility with Laurus Master Fund

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

As part of the financing, we issued to Laurus a warrant to purchase 1,723,077 shares of our common stock. The warrant has an exercise price of $0.325 per share for the first 923,077 shares of common stock and $0.375 per share for the remaining 800,000 shares of common stock, and expires on July 29, 2012.  The Company valued the warrants using the Black-Scholes model, which resulted in a fair value of $214,597.  The Company will amortize the value of these warrants as interest expense in future fiscal years, according to the term of the debt.

On October 25, 2005, Laurus issued an overadvance letter agreement to us in order to permit us to borrow up to $1,050,000 above our current borrowing base, as computed from time to time.  On October 31, 2005, our borrowing under the credit facility exceeded our borrowing base by $1,050,000.  This overadvance is to be repaid to Laurus over the timeframe of February 1, 2006 through August 1, 2006.

Note 9 – Financing

On September 29, 2005, C. A. Rundell, Jr., our chairman and chief executive officer, purchased two notes receivable from our B&B ARMR subsidiary, described below:

(a)

a 6% note from B&B Roadway, LLC to B&B ARMR having a face amount of $100,000 and a term of two years.  Mr. Rundell purchased this note for the sum of $93,482; and

(b)

a 6% note from Causey Lyon Enterprises to B&B ARMR having a face amount of $172,446 and a term of one and one-half years.  Mr. Rundell purchased this note for the sum of $165,549.

These notes were sold at a discount so that they yield 10% in keeping with the risk and timing associated with these instruments.  This transaction was approved by our  board of directors, with Mr. Rundell abstaining.

Note 10 – Debt

As of September 30, 2005, the Company’s current and long-term debt consisted of the following:

Total

Demand notes payable:

Secured convertible minimum borrowing note and secured revolving note with a financial institution; interest at Wall Street Journal (6.75% as of September 30, 2005) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $202,675)	$1,627,639

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a fixed factoring fee of 1.25%; a maximum borrowing amount of $600,000; interest Wall Street Journal (6.75% as pf September 30, 2005) plus 2%	203,080
$1,830,719

Long-term debt:

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2006	$2,400,000

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due November 11, 2007 (net of debt discount of $494,222)	230,778

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000

Term note payable to a bank; due in monthly principal and interest installments of $10,500; interest at 10.5% at September 30, 2005; secured by first mortgage on real estate and equipment; maturity date of February 26, 2006	454,422

Note payable to bank and secured by a letter of credit in the amount of $500,000 from Chief Executive Officer; interest at the prime rate of Bank One, N.A. (6.75% as of September 30, 2005); principal and accrued unpaid interest due January 26, 2006	330,000

Note payable to stockholder; interest at 6% due in monthly installments for interest only through March 2006; interest and principal payments beginning April 2006; principal and accrued unpaid interest due March 2007	100,000

Convertible notes payable; interest at 10% due in semi-annual installments of $205,900; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.38 per share; Company may call the notes at $0.60 per share (based on certain restrictions)	4,118,000

Other	95,876
8,229,076
Less current portion	(2,992,775)
$5,236,301

Note 11 – Business Segments

Information for the Company’s reportable segments for the three months ended September 30, 2005 and 2004 is as follows:

	For the Three Months Ended September 30,
	2005	2004
Sales
B&B ARMR Corporation	$1,128,311	$3,180,485
B&B Roadway, LLC	998,426	--
Intelli-Site, Inc.	126,875	216,229
DoorTek Corporation	170,658	--
	$2,424,270	$3,396,714

Income (loss) from operations
B&B ARMR Corporation	$(959,827)	$62,918
B&B Roadway, LLC	154,005	--
Intelli-Site, Inc.	(44,940)	11,176
DoorTek Corporation	18	--
Corporate	(194,544)	(76,467)
	$(1,045,288)	$(2,373)

Note 12 – Acquisition

On December 15, 2004, the Company acquired all of the issued and outstanding shares of common stock of DoorTek Corporation, a manufacturer of access control systems and other physical security system products.  The following unaudited pro forma consolidated statements of operations have been prepared as if the acquisition discussed above had occurred at July 1, 2004.

For the Three Months Ended September 30, 2004

Sales	$3,674,318
Net loss allocable to common stockholders	$(129,868)
Net loss per share allocable to common stockholders,
basic and diluted	$--
Weighted average shares outstanding,
basic and diluted	84,527,526

Note 13 – Closure of Manufacturing Facility

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

As a result of the closure of this manufacturing facility, we have reduced our staff by approximately 45 employees, recognized expense of approximately $633,000 in inventory reserves and will place the building and equipment on the open market for sale.  In addition, we have incurred approximately $400,000 in costs related to the manufacturing plant closure, including employee severance costs and overall company organization expenses.

We plan to complete the aforementioned transactions by the quarter ending December 2005.

Note 14 – Subsequent Event - Financing

On October 28, 2005, the Board of Directors of Integrated Security Systems, Inc. (“ISSI”) ratified the issuance of two convertible promissory notes to Frost National Bank FBO Renaissance US Growth Investment Trust PLC (“RUSGIT”) and Frost National Bank FBO BFS US Special Opportunities Trust PLC (“BFS”) in exchange for an aggregate $500,000 cash investment.  Each of the convertible promissory notes is in the original principal amount of $250,000, has an annual interest rate of 8% and is payable in monthly installments on the first day of each month.  The convertible promissory notes, plus interest, are due on July 29, 2008.  The convertible promissory notes are convertible at the option of RUSGIT and BFS into shares of common stock of ISSI at a conversion price of $0.25 per share.  ISSI has the right to call the convertible promissory notes if the market price of ISSI’s common stock exceeds $0.60 per share for a period of 60 days.

In connection with the issuance of the convertible promissory notes, ISSI’s Board of Directors also ratified the issuance a stock purchase warrant to each of RUSGIT and BFS.  The stock purchase warrants entitle each of RUSGIT and BFS to purchase up to 350,000 shares of ISSI’s common stock for $0.25 per share.

Also as a part of this transaction, ISSI’s Board of Directors ratified the issuance of a registration rights agreement to each of RUSGIT and BFS.  Under the registration rights agreement, ISSI agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable upon conversion and exercise of the convertible promissory notes and warrants.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This quarterly report on Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” or “continue” or the negative of those words or other variations or comparable terminology.

All statements other than statements of historical fact included in this quarterly report on Form 10-QSB, including the statements under “Part I. —Item 2.  Management’s Discussion and Analysis or Plan of Operation” and located elsewhere in this quarterly report on Form 10-QSB regarding the financial position and liquidity of the Company are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations, are disclosed in this quarterly report on Form 10-QSB. The Company does not undertake any obligation to publicly revise its forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report on Form 10-QSB.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Sales.  Our total sales decreased by $1.0 million, or 29%, to $2.4 million during the quarter ended September 30, 2005 from $3.4 million during the quarter ended September 30, 2004.   Sales at our B&B ARMR Corporation (“B&B ARMR”) subsidiary decreased approximately $2.1 million due to a reduction in product manufacturing resulting from the closure of B&B ARMR’s Norwood, Louisiana manufacturing facility, coupled with productivity reductions associated with the restructuring of the operations at B&B ARMR.  This decrease was offset by the inclusion of sales at both our B&B Roadway, LLC (“B&B Roadway”) joint venture partnership of approximately $1.0 million and our DoorTek Corporation (“DoorTek”) subsidiary of approximately $0.2 million.  Sales at our Intelli-Site, Inc. (“Intelli-Site”) subsidiary decreased approximately $0.1 million to $0.1 million.

Gross Margin.  Gross profit decreased by approximately $0.4 million during the quarter ended September 30, 2005 to $0.9 million.  B&B ARMR experienced a decline of approximately $0.8 in gross margin due to the manufacturing plant closure and operations restructuring.  This decrease was offset by the contribution of gross profit of $0.3 million of B&B Roadway and $0.1 million of DoorTek.

Selling, General and Administrative.  Selling, general and administrative expenses increased by approximately $0.7 million or 56% during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004.  This increase is due to expenses incurred of approximately $0.4 million related to the manufacturing plant closure and operations restructuring at B&B ARMR and the inclusion of $0.2 million of B&B Roadway and $0.1 million of DoorTek.

Research and Product Development.  Research and product development expenses decreased by approximately $37,000, or 30%, during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004.  This decrease is primarily due a reduction in research and development expenditures at B&B ARMR, which the Company expects will continue through the majority of fiscal 2006.

Interest Expense.  Interest expense increased by approximately $0.1 million, or 98%, during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004.  This increase is due to the Company accreting to interest expense the value of warrants issued in conjunction with securing additional debt.

Liquidity and Capital Resources

Our cash position increased by $333,271 during the quarter ended September 30, 2005.  At September 30, 2005, we had $638,766 in cash and cash equivalents and had approximately $1.8 million outstanding under our revolving credit facility.  The revolving credit facility, which is secured by substantially all of our assets, permits us to borrow up to $3.0 million, subject to availability under our borrowing base.  Please see Note 8 to our Consolidated Financial Statements included under Item 1 above for a detailed description of this transaction.

For the three months ended September 30, 2005, our operating activities used $431,932 of cash compared to $1,300,489 of cash used in operations during the three months ended September 30, 2004.

We made no purchases of property and equipment during the quarter ended September 30, 2005, compared to $26,504 for the quarter ended September 30, 2004.  We anticipate no significant capital expenditures for the remainder of fiscal 2006. We also incurred an additional $63,000 during the quarter ending September 30, 2005 related to earn-out agreements executed as a part of the B&B ARMR and DoorTek acquisitions.

During the quarter ended September 30, 2005, we financed our operations with cash flows from borrowings of $872,527, compared to $1,356,288 during the quarter ended September 30, 2004.  Borrowings during the first quarter of fiscal 2005 consisted of the initial funding received from our new revolving credit facility of $1.8 million (see Note 8 of our Consolidated Financial Statements included under Item 1 above for a detailed description of this transaction) and a new accounts receivable factoring facility of $0.2 million at our B&B Roadway joint venture partner facility.  We made payments on debt of $37,218 for the quarter ended September 30, 2005, compared to $33,061 during the quarter ended September 30, 2004.  The payments included the payoff of approximately $1.1 million of the prior existing asset based lending facility.

The cash that we receive from our revolving credit facility is utilized to support Company-wide operations.  Our working capital requirements will depend upon many factors, including future sales of our products, our operating results, the status of competitive products, and actual profits compared to the our business plan. We are currently experiencing declining liquidity, which makes it difficult for us to meet our current cash requirements and may jeopardize our ability to continue as a going concern.  Our auditor issued a going concern modification in their auditors’ report for the fiscal year ended June 30, 2005.  We intend to address our liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections.  In the foreseeable future, we will need to obtain additional financing either through equity placement or additional debt.  There can be no assurance that we will be able to secure such financing.  If our liquidity does not improve by the end of fiscal 2006, we may have to seek a merger partner, limit our operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to us or disadvantageous to our stockholders.

Principal payments required under long-term debt outstanding at September 30, 2005 are as follows:

Year Ending June 30,
2006	$2,961,066
2007	2,431,221
2008	738,963
2009	507,442
2010	4,118,000
Debt discount	(696,897)
$10,059,795

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At October 31, 2005, our backlog was approximately $5.9 million.  We expect to fill the majority of this backlog by December 31, 2006.

Item 3.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Our independent registered public accounting firm has communicated to our audit committee a reportable condition regarding our system of internal controls.  They noted a reportable condition with respect to the inadequacy of staffing levels in our financial reporting function that could result in our inability to meet financial reporting objectives.  We believe the Company and audit committee are in the process of taking the steps necessary to correct this identified reportable condition.  We have hired an experienced controller and additional staffing at B&B ARMR, as a result of the relocation of B&B ARMR’s home office to Carrollton, Texas.  We have also hired additional staff within the finance and accounting departments at our corporate headquarters.

(b)

Changes in Internal Controls.

There were no significant changes in our internal control over financial reporting that occurred during our last completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Credit Facility with Laurus Master Fund

On July 29, 2005, we entered into, and, on August 3, 2005, closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $3,000,000 credit facility.  The financing was completed pursuant to a security agreement among us, B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation and Laurus.  Under the Security Agreement, we issued to Laurus a $1,000,000 secured convertible minimum borrowing note and a $3,000,000 secured revolving note.  The amount of funds available for borrowing under the credit facility is based upon our and our subsidiaries’ eligible inventory and accounts receivable, with an advance rate equal to:

•

30% of eligible inventory, up to $1,000,000; plus

•

90% of eligible accounts receivable.

On August 3, 2005, we made initial borrowings of $1,836,000 under the credit facility.  On October 25, 2005, Laurus issued an overadvance letter agreement to us in order to permit us to borrow up to $1,050,000 above our current borrowing base, as computed from time to time.  On October 31, 2005, our borrowing under the credit facility exceeded our borrowing base by $1,050,000.  This overadvance is to be repaid to Laurus over the timeframe of February 1, 2006 through August 1, 2006.

The notes mature on July 29, 2008 and carry an interest rate of prime plus one and one half percent, subject to potential downward adjustment based upon the future trading price of our common stock.  Laurus may convert all or a portion of the notes, including accrued interest, into shares of our common stock at a conversion price of $0.25 per share, subject to anti-dilution adjustments.

As part of the financing, we issued to Laurus a warrant to purchase 1,723,077 shares of our common stock. The warrant has an exercise price of $0.325 per share for the first 923,077 shares of common stock and $0.375 per share for the remaining 800,000 shares of common stock, and expires on July 29, 2012.  The issuance of these promissory notes and stock purchase warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering, and an appropriate restrictive legend was affixed to the securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

4.1

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (1)

4.2

Registration Rights Agreement, dated October 13, 2005, issued to BFS US Special Opportunities Trust PLC. (2)

10.1

Security Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation and Laurus Master Fund, Ltd. (1)

10.2

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (1)

10.3

Secured Revolving Note, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (1)

10.4

Form of Secured Convertible Minimum Borrowing Note, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (1)

10.5

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (1)

10.6

Stock Pledge Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc., Laurus Master Fund, Ltd. and the wholly-owned subsidiaries of Integrated Security Systems, Inc. (1)

10.7

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $250,000. (2)

10.8

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (2)

10.9

Registration Rights Agreement, dated October 13, 2005, issued to Renaissance US Growth Investment Trust PLC. (2)

10.10

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $250,000. (2)

10.11

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (2)

10.12

Registration Rights Agreement, dated October 13, 2005, issued to BFS US Special Opportunities Trust PLC. (2)

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

______________________

+

Filed herewith.

(1)

Incorporated by reference to the Company’s Form 8-K filed on August 5, 2005.

(2)

Incorporated by reference to the Company’s Form 8-K filed on October 28, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Security Systems, Inc.
(Registrant)

Date: November 21, 2005	/s/ C. A. RUNDELL, JR.
C. A. Rundell, Jr.
Director, Chairman of the Board, and Chief Executive Officer (Principal Executive and Financial Officer)

Date: November 21, 2005	/s/ RICHARD B. POWELL
Richard B. Powell
Vice President, Chief Accounting Officer, Secretary (Principal Accounting Officer)

EXHIBIT INDEX

4.1

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (1)

4.2

Registration Rights Agreement, dated October 13, 2005, issued to BFS US Special Opportunities Trust PLC. (2)

10.1

Security Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation and Laurus Master Fund, Ltd. (1)

10.2

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (1)

10.3

Secured Revolving Note, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (1)

10.4

Form of Secured Convertible Minimum Borrowing Note, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (1)

10.5

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (1)

10.6

Stock Pledge Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc., Laurus Master Fund, Ltd. and the wholly-owned subsidiaries of Integrated Security Systems, Inc. (1)

10.7

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $250,000. (2)

10.8

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (2)

10.9

Registration Rights Agreement, dated October 13, 2005, issued to Renaissance US Growth Investment Trust PLC. (2)

10.10

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $250,000. (2)

10.11

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (2)

10.12

Registration Rights Agreement, dated October 13, 2005, issued to BFS US Special Opportunities Trust PLC. (2)

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

______________________

+

Filed herewith.

(1)

Incorporated by reference to the Company’s Form 8-K filed on August 5, 2005.

(2)

Incorporated by reference to the Company’s Form 8-K filed on October 28, 2005.