Form 10QSB/A
period 2005-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2006-02-21
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB/A

Amendment No. 1

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

The Form 10-QSB (Form 10-QSB) of Integrated Security Systems, Inc. for the three months ended September 30, 2005 is being amended to (i) amend and restate Part I. Item 1. Financial Statements to restate our Consolidated Balance Sheet at September 30, 2005, Consolidated Statement of Operations for the three months ended September 30, 2005, Consolidated Statement of Cash Flows for the three months ended September 30, 2005, and the notes to our consolidated financial statements as of September 30, 2005 and for the three month period then ended, and to insert conforming disclosure included elsewhere in the Form 10-QSB as well as to correct certain minor drafting and other typographical errors, (ii) amend and restate Part I. Item 2. Management’s Discussion and Analysis or Plan of Operation to reflect the same changes described in clause (i) above and to correct certain numerical errors as well as certain minor drafting and other typographical errors, (iii) amend and restate Part I. Item 3 Controls and Procedures to update our disclosure in light of this restatement, and (iv) amend and restate Part II. Item 6. Exhibits to update the certifications of certain executive officers as of the date of this amendment.  The Form 10-QSB is hereby amended and restated in its entirety (other than exhibits previously filed with the Form 10-QSB) as follows:

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	September 30,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$370,533	$305,495
Accounts receivable, net of allowance
for doubtful accounts of $127,197	2,471,928	2,859,083
Inventories	588,497	688,029
Other current assets	82,310	194,987
Total current assets	3,513,268	4,047,594

Property and equipment, net	659,663	696,939
Goodwill	3,920,657	3,872,676
Other assets	584,820	533,120
Total assets	$8,678,408	$9,150,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – trade	$2,299,878	2,262,740
Accrued liabilities	1,318,535	1,157,674
Demand note payable	1,830,719	1,160,867
Current portion of long-term debt	2,972,560	627,664
Total current liabilities	$8,421,692	$5,208,945

Long-term debt	5,237,039	7,479,323

Minority interest	47,188	3,208

Stockholders’ deficit:
Convertible preferred stock, $.01 par value, 750,000 shares
authorized; 100,750 shares issued and outstanding
(liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized;
86,286,402 and 86,271,402 shares, respectively, issued	862,864	862,714
Additional paid in capital	33,058,396	32,842,075
Accumulated deficit	(38,831,029)	(37,128,194)
Treasury stock, at cost – 50,000 common shares	(118,750)	(118,750)
Total stockholders’ deficit	(5,027,511)	(3,541,147)
Total liabilities and stockholders’ deficit	$8,678,408	$9,150,329

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended September 30,

	2005	2004
Sales	$2,382,152	$3,396,714
Cost of sales	1,745,684	2,098,273
Gross margin	636,468	1,298,441

Operating expenses:
Selling, general and administrative	1,906,847	1,177,511
Research and product development	85,696	123,303
	1,992,543	1,300,814

Loss from operations	(1,356,075)	(2,373)

Other expense:
Interest expense	(293,780)	(148,503)

Loss before minority interest	(1,649,855)	(150,876)

Minority interest	(52,980)	--

Net loss	(1,702,835)	(150,876)

Preferred dividend requirement	(41,400)	(41,400)

Net loss allocable to common stockholders	$(1,744,235)	$(192,276)

Weighted average common shares outstanding	86,277,272	84,298,984

Basic and diluted net loss per share	$(0.02)	$--

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,702,835)	$(150,876)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	40,414	48,950
Amortization	101,595	--
Provision for bad debt	33,947	4,749
Provision for warranty reserve	19,661	80,000
Amortization of debt discount	71,228	--
Minority interest	52,980	--
Changes in operating assets and liabilities,
net of effects of acquisition:
Accounts receivable	353,208	(661,377)
Inventories	99,532	(306,443)
Other assets	59,381	45,733
Accounts payable	37,138	(394,522)
Accrued liabilities	141,200	33,297
Net cash used in operating activities	(692,551)	(1,300,489)

Cash flows from investing activities:
Purchase of property and equipment	(3,138)	(26,504)
Purchase of business	(47,981)	(79,597)
Net cash used in investing activities	(51,119)	(106,101)

Cash flows from financing activities:
Employee stock option exercise	1,875	--
Payments on debt and other liabilities	(56,694)	(33,061)
Proceeds from notes payable and long-term debt	872,527	1,356,288
Distribution to minority interest	(9,000)	--
Net cash provided by financing activities	808,708	1,323,227

Increase (decrease) in cash and cash equivalents	65,038	(83,363)
Cash and cash equivalents at beginning of period	305,495	172,688
Cash and cash equivalents at end of period	$370,533	$89,325

Supplemental disclosure
Noncash financing activities:
Debt payment made directly to lender for debt refinancing	$1,160,867
Fair market value of warrants issued regarding credit facility	$214,597

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

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation:

	For the Three Months Ended September 30,
	2005	2004
Net loss, as reported	$(1,702,835)	$(150,876)
Add: Stock-based employee compensation
expense determined under the intrinsic value method included in reported net loss	--	--

Deduct: Stock-based employee compensation
Expense determined under the fair value method	(83,608)	(42,700)
Pro forma net loss	$(1,786,443)	$(193,576)

Earnings per share:
Basic and Diluted – as reported	$(0.02)	$--
Basic and Diluted – pro forma	$(0.02)	$--

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

	September 30,
	2005	2004

Accounts receivable:
Trade receivables	$2,599,125	$2,659,339
Less: allowance for doubtful receivables	(127,197)	(98,426)
	$2,471,928	$2,560,913

Allowance for doubtful receivables:
Beginning Balance	$127,197	$109,527
Bad debt expense	33,947	4,749
Accounts written-off	(33,947)	--
Ending Balance	$127,197	$98,426

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

The changes in the Company’s product warranty liability are as follows:

	September 30,
	2005	2004
Liability, beginning of year	$250,017	$94,157
Expense for new warranties issued	19,661	80,000
Warranty claims	(28,468)	(99,579)
Liability, end of period	$241,210	$74,578

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

At September 30, 2005 and 2004, the Company had approximately 129,948,204 and 102,551,045 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

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

$ 1,627,639

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a fixed factoring fee of 1.25%; a maximum borrowing amount of $600,000; interest Wall Street Journal (6.75% as of September 30, 2005) plus 2%	203,080
$ 1,830,719

Long-term debt:

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2006	$ 2,400,000

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due November 11, 2007 (net of debt discount of $494,222)	230,778

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000

Term note payable to a bank; due in monthly principal and interest installments of $10,500; interest at 10.5% at September 30, 2005; secured by first mortgage on real estate and equipment; maturity date of February 26, 2006	436,288

Note payable to bank and secured by a letter of credit in the amount of $500,000 from Chief Executive Officer; interest at the prime rate of Bank One, N.A. (6.75% as of September 30, 2005); principal and accrued unpaid interest due January 26, 2006	330,000

Note payable to stockholder; interest at 6% due in monthly installments for interest only through March 2006; interest and principal payments beginning April 2006; principal and accrued unpaid interest due March 2007	100,000

Convertible notes payable; interest at 10% due in semi-annual installments of $205,900; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.38 per share; Company may call the notes at $0.60 per share (based on certain restrictions)	4,118,000

Other	94,533
8,209,599
Less current portion	(2,972,560)
$ 5,237,039

Note 11 – Business Segments

Information for the Company’s reportable segments for the three months ended September 30, 2005 and 2004 is as follows:

	For the Three Months Ended September 30,
	2005	2004
Sales
B&B ARMR Corporation	$1,086,193	$3,180,485
B&B Roadway, LLC	998,426	--
Intelli-Site, Inc.	126,875	216,229
DoorTek Corporation	170,658	--
	$2,382,152	$3,396,714

Income (loss) from operations
B&B ARMR Corporation	$(1,270,614)	$62,918
B&B Roadway, LLC	154,005	--
Intelli-Site, Inc.	(44,940)	11,176
DoorTek Corporation	18	--
Corporate	(194,544)	(76,467)
	$(1,036,075)	$(2,373)

Note 12 – Acquisition

On December 15, 2004, the Company acquired all of the issued and outstanding shares of common stock of DoorTek Corporation, a manufacturer of access control systems and other physical security system products.  The following unaudited pro forma consolidated statements of operations have been prepared as if the acquisition discussed above had occurred at July 1, 2004.

For the Three Months Ended September 30, 2004

Sales	$ 3,674,318
Net loss allocable to
common stockholders	$ (129,868)
Net loss per share allocable
to common stockholders,
basic and diluted	$ --
Weighted average shares
outstanding,
basic and diluted	84,527,526

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Sales.  Our total sales decreased by $1.0 million, or 30%, to $2.4 million during the quarter ended September 30, 2005 from $3.4 million during the quarter ended September 30, 2004.   Sales at our B&B ARMR Corporation (“B&B ARMR”) subsidiary decreased approximately $2.1 million due to a reduction in product manufacturing resulting from the closure of B&B ARMR’s Norwood, Louisiana manufacturing facility, coupled with productivity reductions associated with the restructuring of the operations at B&B ARMR.  This decrease was offset by the inclusion of sales at both our B&B Roadway, LLC (“B&B Roadway”) joint venture partnership of approximately $1.0 million and our DoorTek Corporation (“DoorTek”) subsidiary of approximately $0.2 million.  Sales at our Intelli-Site, Inc. (“Intelli-Site”) subsidiary decreased approximately $0.1 million to $0.1 million.

Gross Margin.  Gross profit decreased by approximately $0.7 million during the quarter ended September 30, 2005 to $0.6 million.  B&B ARMR experienced a decline of approximately $1.0 in gross margin due to the manufacturing plant closure and operations restructuring.  This decrease was offset by the contribution of gross profit of $0.3 million of B&B Roadway.

Selling, General and Administrative.  Selling, general and administrative expenses increased by approximately $0.7 million or 62% during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004.  This increase is due to expenses incurred of approximately $0.4 million related to the manufacturing plant closure and operations restructuring at B&B ARMR and the inclusion of $0.2 million of B&B Roadway and $0.1 million of DoorTek.

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

Liquidity and Capital Resources

Our cash position increased by $65,038 during the quarter ended September 30, 2005.  At September 30, 2005, we had $370,533 in cash and cash equivalents and had approximately $1.8 million outstanding under our revolving credit facility.  The revolving credit facility, which is secured by substantially all of our assets, permits us to borrow up to $3.0 million, subject to availability under our borrowing base.  Please see Note 8 to our Consolidated Financial Statements included under Item 1 above for a detailed description of this transaction.

For the three months ended September 30, 2005, our operating activities used $692,551 of cash compared to $1,300,489 of cash used in operations during the three months ended September 30, 2004.

We made purchases of $3,138 of property and equipment during the quarter ended September 30, 2005, compared to $26,504 for the quarter ended September 30, 2004.  We anticipate no significant capital expenditures for the remainder of fiscal 2006. We also incurred an additional $48,000 during the quarter ending September 30, 2005 related to earn-out agreements executed as a part of the B&B ARMR and DoorTek acquisitions.

During the quarter ended September 30, 2005, we financed our operations with cash flows from borrowings of $872,527, compared to $1,356,288 during the quarter ended September 30, 2004.  Borrowings during the first quarter of fiscal 2005 consisted of the initial funding received from our new revolving credit facility of $1.8 million (see Note 8 of our Consolidated Financial Statements included under Item 1 above for a detailed description of this transaction) and a new accounts receivable factoring facility of $0.2 million at our B&B Roadway joint venture partner facility.  We made payments on debt of $56,694 for the quarter ended September 30, 2005, compared to $33,061 during the quarter ended September 30, 2004.  The payments included the payoff of approximately $1.1 million of the prior existing asset based lending facility.

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

Principal payments required under long-term debt outstanding at September 30, 2005 are as follows:

Year Ending June 30,
2006	$ 2,943,179
2007	2,431,222
2008	738,962
2009	505,852
2010	4,118,000
Debt discount	(696,897)
$ 10,040,318

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At October 31, 2005, our backlog was approximately $5.9 million.  We expect to fill the majority of this backlog by December 31, 2006.

Item 3.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO) (our principal financial officer), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation included consideration of the various processes carried out under the direction of our CEO and CAO i-n an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CAO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO and CAO concluded that, as of the end of the period covered by this report, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.  Due to this material weakness as discussed below, in preparing our financial statements as of and for the three month period ended September 30, 2005, we performed compensating additional procedures and processes designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

Material Weakness

There exists a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  In connection with the preparation of our quarterly report on Form 10-QSB for the quarter ended September 30, 2005, we discovered that, due to our decentralized, predominately manual control processes, and our significant turnover and lack of qualified personnel at senior management positions at our B&B ARMR Corporation subsidiary, our control environment is reliant on the review function to prevent or detect material misstatement from reaching the financial statements. This environment also requires effective entity-level controls to ensure accuracy and consistency in the performance of control activities. Our CEO and CAO identified the following:

•

significant turnover, and resulting lack of qualified personnel, at senior management and financial reporting positions (including the chief executive officer, chief financial officer, president and controller positions) at our B&B ARMR Corporation subsidiary during the quarter ended September 30, 2005;

•

lack of timeliness and precision of the preparation and review of detailed account reconciliations;

•

lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision, combined with financial reporting systems that are not integrated and which require extensive manual interventions;

•

lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by company personnel; and

•

lack of sufficient awareness and formal communication of accounting policies and procedures, resulting in the inconsistent application of and adherence to corporate policies.

The ineffectiveness of these controls represent material weaknesses that resulted in adjustments to revenue, inventory and cost of sales, accrued liabilities, and other current assets and liabilities in the consolidated financial statements as of and for the three month period ended September 30, 2005.  These material weaknesses could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

While we believe that we are taking the steps necessary to remediate this material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements, we are still in the process of evaluating these controls.  Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

(b)

Changes in Internal Controls. There were no changes to our internal controls over financial reporting during our last completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, except as described above.

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

Integrated Security Systems, Inc.
(Registrant)

Date:	February 21, 2006	/s/ C. A. RUNDELL, JR.
C. A. Rundell, Jr.
Director, Chairman of the Board, and Chief Executive Officer (Principal Executive and Financial Officer)

Date:	February 21, 2006	/s/ RICHARD B. POWELL
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