Form 10QSB
period 2005-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2006-02-21
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2005.

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

As of January 31, 2006, 88,312,321 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes [  ]   No [X]

INTEGRATED SECURITY SYSTEMS, INC.

INDEX

Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at December 31, 2005 (unaudited)

and June 30, 2005

3

Consolidated Statements of Operations (unaudited) for the three and six months ended December 31, 2005 and 2004

4

Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2005 and 2004

5

Notes to Financial Statements

6

Item 2.  Management’s Discussion and Analysis or Plan of Operation

13

Item 3.  Controls and Procedures

16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.  Defaults Upon Senior Securities

19

Item 4.  Submission of Matters to a Vote of Security Holders

19

Item 5.  Other Information

19

Item 6.  Exhibits

19

SIGNATURES

22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	December 31,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,018,378	$ 305,495
Accounts receivable, net of allowance for doubtful
accounts of $127,197 and $109,527, respectively	3,416,662	2,859,083
Inventories	507,807	688,029
Other current assets	108,073	194,987
Total current assets	5,050,920	4,047,594

Property and equipment, net	619,412	696,939
Goodwill	3,961,721	3,872,676
Other assets	572,308	533,120
Total assets	$ 10,204,361	$ 9,150,329

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable – trade	$ 2,372,880	$ 2,262,740
Accrued liabilities	1,181,919	1,157,674
Demand note payable	2,175,182	1,160,867
Current portion of long-term debt	3,031,065	627,664
Total current liabilities	$ 8,761,046	$ 5,208,945

Long-term debt	7,111,291	7,479,323

Minority interest	62,041	3,208

Stockholders’ equity (deficit):
Convertible preferred stock, $.01 par value, 750,000 shares
authorized; 100,750 shares issued and outstanding
(liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized;
88,132,434 and 86,271,402 shares issued, respectively	881,324	862,714
Additional paid in capital	33,460,733	32,842,075
Accumulated deficit	(39,954,332)	(37,128,194)
Treasury stock, at cost - 50,000 common shares	(118,750)	(118,750)
Total stockholders’ equity (deficit)	(5,730,017)	(3,541,147)
Total liabilities and stockholders’ equity (deficit)	$ 10,204,361	$ 9,150,329

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2005	2004	2005	2004

Sales	$2,989,638	$3,134,131	$5,371,790	$6,530,845
Cost of sales	2,206,800	2,468,066	3,952,483	4,566,339
Gross profit	782,838	666,065	1,419,307	1,964,506

Operating expenses:
Selling, general and administrative	1,270,008	1,286,365	3,176,856	2,463,876
Research and product development	79,670	128,445	165,366	251,748
	1,349,678	1,414,810	3,342,222	2,715,624

Loss from operations	(566,840)	(748,745)	(1,922,915)	(751,118)

Interest expense	(256,948)	(212,004)	(465,323)	(360,505)
Debt Discount	(84,627)	--	(170,032)	--

Loss before minority interest	(908,415)	(960,749)	(2,558,270)	(1,111,623)

Minority interest – loss	(29,853)	--	(82,833)	--

Net loss	(938,268)	(960,749)	(2,641,103)	(1,111,623)

Preferred dividends	(41,400)	(41,400)	(82,800)	(82,800)

Net loss allocable to common stockholders	$ (979,668)	$ (1,002,149)	$ (2,723,903)	$ (1,194,423)

Weighted average common shares outstanding – basic and diluted	87,877,880	84,663,078	87,565,488	84,481,031

Net loss per share – basic and diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.01)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$ (2,641,103)	$ (1,111,623)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	80,665	109,694
Amortization	144,240	11,266
Provision for bad debt	37,271	4,749
Provision for warranty reserve	(9,943)	160,000
Expenses paid with stock, warrants and options	151,381	229,690
Amortization of debt discount	155,856	--
Debt discount on notes receivable sold	14,177	--
Minority interest	82,833	--
Changes in operating assets and liabilities,
net of effects of acquisition:
Accounts receivable	(594,850)	(490,380)
Inventories	180,222	(734,058)
Other assets	(110,691)	(441,301)
Accounts payable	110,240	(198,870)
Accrued liabilities	34,188	(337,357)
Net cash used in operating activities	(2,365,514)	(2,798,190)

Cash flows from investing activities:
Purchase of property and equipment	(3,138)	(37,125)
Purchase of businesses, net of cash acquired	(89,045)	(255,528)
Net cash used in investing activities	(92,183)	(292,653)

Cash flows from financing activities:
Employee stock option exercise	1,875	--
Payments on debt and other liabilities	(106,402)	(156,708)
Proceeds from notes payable and long-term debt	3,299,107	4,498,679
Distribution to minority interest	(24,000)	--
Net cash provided by financing activities	3,170,580	4,341,971

Increase in cash and cash equivalents	712,883	1,251,128
Cash and cash equivalents at beginning of period	305,495	172,688
Cash and cash equivalents at end of period	$ 1,018,378	$ 1,423,816

Supplemental disclosure of noncash financing activities
Debt payment made directly to lender for debt refinancing	$ 1,160,867	$ --
Fair market value of warrants issued regarding credit facility	298,877	--
Issuance of common stock in payment of preferred stock dividends	185,035	--

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended December 31, 2005 and 2004

Note 1 – Basis of Presentation

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

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R is effective for the first interim or annual period beginning after December 15, 2005 and the Company will begin recognizing option expense July 1, 2006.

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation:

For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2005	2004	2005	2004
Net loss, as reported	$ (938,268)	$ (960,749)	$ (2,641,103)	$ (1,111,623)
Add: Stock-based employee compensation
expense determined under the intrinsic
value method included in reported net loss	--	--	--	--
Deduct: Total stock-based employee
compensation expense determined
under fair value based method	(83,608)	(56,135)	(167,216)	(112,271)
Pro forma net loss	$ (1,021,876)	$ (1,016,884)	$ (2,808,319)	$ (1,223,894)
Earnings per share:
Basic and Diluted-as reported	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.01)
Basic and Diluted-pro forma	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.01)

The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005 and 2004, respectively:  no dividend yield, expected lives of three and five years, respectively, with expected volatility and risk-free interest rates as outlined in the following table:

For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2005	2004	2005	2004
Expected volatility	108.67%	107.85%	108.67%	107.85%

Risk-free interest rate	3.80%	3.33%	3.80%	3.33%

Note 3 – Reclassifications

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

	December 31,
	2005	2004

Accounts receivable:
Trade receivables	$ 3,543,859	$ 2,630,045
Less: allowance for doubtful receivables	(127,197)	(98,964)
	$ 3,416,662	$ 2,531,081

	For the Six Months Ended
	December 31,
	2005	2004
Allowance for doubtful receivables:
Beginning Balance	$ 127,197	$ 109,527
Bad debt expense	37,271	4,749
Accounts written-off	(37,271)	(15,312)
Ending Balance	$ 127,197	$ 98,964

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

The changes in the Company’s product warranty liability are as follows:

	December 31,
	2005	2004
Liability, beginning of year	$ 250,017	$ 94,157
Expense for new warranties issued	(10,339)	160,000
Warranty Claims	(28,468)	(218,291)
Liability, end of period	$ 211,210	$ 35,866

Note 6 – Preferred Stock Dividend Arrearage

At December 31, 2005, the Company had dividends in arrears in the amount of $308,028 related to its outstanding Series A and Series D preferred stock, which consists of the following:

	Shares Outstanding	Dividends In Arrears
Series A $20	9,500	$ --
Series D $20	91,250	308,028
	100,750	$ 308,028

During the quarter ended December 31, 2005, the Company paid $185,035 of preferred dividends by issuing 680,161 shares of common stock.

Note 7 – Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares. At December 31, 2005 and 2004, there were 4,968,910 and 18,915,450 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to the Company’s reported net loss.

At December 31, 2005 and 2004, the Company had approximately 141,520,052 and 110,294,424 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

Note 8 – Financing

On October 28, 2005, the Company’s Board of Directors ratified the issuance of two convertible promissory notes to Frost National Bank FBO Renaissance US Growth Investment Trust PLC (“RUSGIT”) and Frost National Bank FBO BFS US Special Opportunities Trust PLC (“BFS”) in

exchange for an aggregate $500,000 cash investment.  Each of the convertible promissory notes is in the original principal amount of $250,000, has an annual interest rate of 8% and is payable in monthly installments on the first day of each month.  The convertible promissory notes, plus interest, are due on July 29, 2008.  The convertible promissory notes are convertible at the option of RUSGIT and BFS into shares of common stock of the Company at a conversion price of $0.25 per share.  The Company has the right to call the convertible promissory notes if the market price of the Company’s common stock exceeds $0.60 per share for a period of 60 days.

In connection with the issuance of the convertible promissory notes, the Company’s Board of Directors also ratified the issuance a stock purchase warrant to each of RUSGIT and BFS.  The stock purchase warrants entitle each of RUSGIT and BFS to purchase up to 350,000 shares of the Company’s common stock for $0.25 per share.

Also as a part of this transaction, the Company’s Board of Directors ratified the issuance of a registration rights agreement to each of RUSGIT and BFS.  Under the registration rights agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable upon conversion and exercise of the convertible promissory notes and warrants.

In conjunction with this transaction, Laurus Master Fund, Ltd. (“Laurus”), the lender under our credit facility, issued an overadvance letter agreement to us on October 25, 2005 in order to permit us to borrow up to $1,050,000 above our current borrowing base, as computed from time to time.  On October 31, 2005, our borrowing under the credit facility exceeded our borrowing base by $1,050,000.  This overadvance is to be repaid to Laurus over the timeframe of February 1, 2006 through August 1, 2006.  On January 9, 2006, we reduced the amount of this overadvance by the first installment of $150,000, yielding a remaining overadvance amount of $900,000 to be repaid to Laurus over the time frame of March 1, 2006 through August 1, 2006.  The balance of our credit facility with Laurus, including accrued interest, as of January 31, 2006 was $2,157,620.

On December 14, 2005, the Company issued three convertible promissory notes to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”), Frost National Bank FBO Renaissance US Growth Investment Trust PLC (“RUSGIT”) and Frost National Bank FBO BFS US Special Opportunities Trust PLC (“BFS”) in exchange for an aggregate $1,500,000 cash investment.  Each of the convertible promissory notes is in the original principal amount of $500,000 and bears interest at an annual rate of 8%.  Interest under the convertible promissory notes is payable in quarterly installments and is payable, at the option of the Company, in cash or in shares of the Company’s common stock at a price of $0.25 per share.  The convertible promissory notes, plus any accrued and unpaid interest, are due on December 14, 2008.  The convertible promissory notes are convertible at the option of the holder into shares of common stock of the Company at a conversion price of $0.25 per share, subject to standard anti-dilution adjustments.  The Company has the right to call the convertible promissory notes if the market price of the Company’s common stock exceeds $0.60 per share for a period of 60 days.

To secure payment of the Company’s obligations under the convertible promissory notes, the Company and its wholly-owned subsidiary, B&B ARMR Corporation (“B&B ARMR”), entered into a security agreement with Renn III, RUSGIT and BFS pursuant to which B&B ARMR granted a security interest to Renn III, RUSGIT and BFS in B&B ARMR’s equity interest in B&B Roadway, LLC, a limited liability company in which B&B ARMR owns a 65% interest.

Also as a part of this transaction, the Company entered into a registration rights agreement with Renn III.  Under the registration rights agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to Renn III:

▪

in payment of interest under the convertible promissory note; and

▪

upon conversion of the convertible promissory note.

The Company has previously entered into registration rights agreements with each of RUSGIT and BFS, dated October 13, 2005, pursuant to which the shares of the Company’s common stock issuable to RUSGIT and BFS in payment of interest under, and upon conversion of, the convertible promissory notes must be registered with the Securities and Exchange Commission.

Note 9 – Debt

As of December 31, 2005, the Company’s current and long-term debt consisted of the following:

Total

Demand notes payable:

Secured convertible minimum borrowing note and secured revolving note with a financial institution; interest at Wall Street Journal (7.25% as of December 31, 2005) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $184,792)

$ 1,901,976

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a fixed factoring fee of 1.25%; a maximum borrowing amount of $600,000; interest Wall Street Journal (7.25% as of December 31, 2005) plus 2%	273,206
$ 2,175,182

Long-term debt:

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2006	$ 2,400,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $10,000 principal and accrued unpaid interest due December 31, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due November 11, 2007 (net of debt discount of $434,915)	290,083

Convertible note payable to stockholder; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $76,843)	423,157

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000

Term note payable to a bank; due in monthly principal and interest installments of $10,500; interest at 10.5% at December 31, 2005; secured by first mortgage on real estate and equipment; maturity date of February 26, 2006	397,317

Note payable to bank and secured by a letter of credit in the amount of $500,000 from Chief Executive Officer; interest at the prime rate of Bank One, N.A. (7.25% as of December 31, 2005); principal and accrued unpaid interest was due January 26, 2006; the Company is currently in the process of renewing this letter of credit	330,000

Note payable to stockholder; interest at 6% due in monthly installments for interest only through March 2006; interest and principal payments beginning April 2006; principal and accrued unpaid interest due March 2007	100,000

Convertible notes payable; interest at 10% due in semi-annual installments of $205,900; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.25 per share; Company may call the notes at $0.60 per share (based on certain restrictions)	4,118,000

Other	83,799
10,142,356
Less current portion	(3,031,065)
$ 7,111,291

 Note 10 – Business Segments

Information for the Company’s reportable segments for the three and six months ended December 31, 2005 and 2004 is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Sales
B&B ARMR Corporation	$ 1,654,530	$ 2,942,566	$ 2,740,723	$ 6,123,051
B&B Roadway, LLC	961,841	--	1,960,267	--
Intelli-Site, Inc.	231,603	160,111	358,478	376,340
DoorTek Corporation	141,664	31,454	312,322	31,454
	$ 2,989,638	$ 3,134,131	$ 5,371,790	$ 6,530,845

Income (loss) from operations
B&B ARMR Corporation	$ (501,164)	$ (590,214)	$ (1,771,781)	$ (598,244)
B&B Roadway, LLC	95,531	--	249,537	--
Intelli-Site, Inc.	68,961	(46,644)	24,022	(35,467)
DoorTek Corporation	(12,196)	1,010	(12,177)	1,010
Corporate	(217,972)	(112,897)	(412,516)	(118,417)
	$ (566,840)	$ (748,745)	$ (1,922,915)	$ (751,118)

Note 11 – Acquisition

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

	For the Three Months Ended December 31, 2004	For the Six Months Ended December 31, 2004

Sales	$ 3,281,491	$ 6,955,808
Net loss allocable to
common stockholders	$ (993,591)	$ (1,164,861)
Net loss per share allocable
to common stockholders,
basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares
outstanding,
basic and diluted	84,849,414	84,574,199

Note 12 – Closure of Manufacturing Facility

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

As a result of the closure of this manufacturing facility, we have reduced our staff by approximately 45 employees, recognized expense of approximately $633,000 in inventory reserves and will place the building and equipment on the open market for sale.  In addition, we have incurred approximately $720,000 in costs related to the manufacturing plant closure, including employee severance costs and overall company organization expenses.

We plan to complete the aforementioned transactions by the end of fiscal 2006.

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

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Sales.  Our total sales decreased by $0.1 million, or 4%, to $3.0 million during the quarter ended December 31, 2005 from $3.1 million during the quarter ended December 31, 2004.   Sales at our B&B ARMR Corporation (“B&B ARMR”) subsidiary decreased approximately $1.3 million due to a reduction in product manufacturing resulting from the closure of B&B ARMR’s Norwood, Louisiana manufacturing facility, coupled with productivity reductions associated with the restructuring of the operations at B&B ARMR.  This decrease was offset by the inclusion of sales at both our B&B Roadway, LLC (“B&B Roadway”) joint venture partnership of approximately $1.0 million and our DoorTek Corporation (“DoorTek”) subsidiary of approximately $0.1 million.  Sales at our Intelli-Site, Inc. (“Intelli-Site”) subsidiary increased approximately $0.1 million to $0.1 million.

Gross Margin.  Gross profit increased by approximately $0.1 million during the quarter ended December 31, 2005 to $0.8 million.  B&B ARMR experienced a decline of approximately $0.3 million in gross margin due to the manufacturing plant closure and operations restructuring.  This decrease was offset by the contribution of gross profit of $0.3 million of B&B Roadway and $0.1 million of Intelli-Site.

Selling, General and Administrative.  Selling, general and administrative expenses remained comparable for the quarters ended December 31, 2005 and December 31, 2004.  B&B ARMR experienced a reduction in expenses of $0.3 million, but was offset by the inclusion of $0.2 million of B&B Roadway and an increase of $0.1 million at the corporate office.

Research and Product Development.  Research and product development expenses decreased by approximately $49,000 or 38%, during the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004.  This decrease is primarily due a reduction in research and development expenditures at B&B ARMR, which the Company expects will continue through the majority of fiscal 2006.

Interest Expense.  Interest expense increased by approximately $0.1 million, or 61%, during the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004.  This increase is due to the Company accreting to interest expense the value of warrants issued in conjunction with securing additional debt.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Sales.  Our total sales decreased by $1.1 million, or 18%, to $5.4 million during the quarter ended December 31, 2005 from $6.5 million during the quarter ended December 31, 2004.   Sales at our B&B ARMR decreased approximately $3.4 million due to a reduction in product manufacturing resulting from the closure of B&B ARMR’s Norwood, Louisiana manufacturing facility, coupled with productivity reductions associated with the restructuring of the operations at B&B ARMR.  This decrease was offset by the inclusion of sales at both B&B Roadway of approximately $2.0 million and DoorTek of approximately $0.3 million.

Gross Margin.  Gross profit decreased by approximately $0.5 million during the quarter ended December 31, 2005 to $1.4 million.  B&B ARMR experienced a decline of approximately $1.3 in gross margin due to the manufacturing plant closure and operations restructuring.  This decrease was offset by the contribution of gross profit of $0.6 million of B&B Roadway, $0.1 million of DoorTek and $0.1 million at Intelli-Site.

Selling, General and Administrative.  Selling, general and administrative expenses increased by approximately $0.7 million or 29% during the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004.  This increase is due to the inclusion of $0.4 million of B&B Roadway and $0.1 million at DoorTek and an increase of $0.3 million at the corporate office.  B&B ARMR experienced a reduction of $0.1 million in expenses as a result of overall cost cutting measures of $0.08 million which was offset by expenses incurred of approximately $0.7 million related to the manufacturing plant closure and operations restructuring at B&B ARMR.

Research and Product Development.  Research and product development expenses decreased by approximately $86,000, or 34%, during the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004.  This decrease is primarily due a reduction in research and development expenditures at B&B ARMR, which the Company expects will continue through the majority of fiscal 2006.

Interest Expense.  Interest expense increased by approximately $0.3 million, or 76%, during the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004.  This increase is due to the Company accreting to interest expense the value of warrants issued in conjunction with securing additional debt, coupled with the Company’s debt issuance of $2.0 million during the quarter ending December 31, 2005.

Liquidity and Capital Resources

Our cash position increased by $0.7 million during the six months ended December 31, 2005.  At December 31, 2005, we had $1.0 million in cash and cash equivalents and had approximately $2.1 million outstanding under its asset based lending facility.  This revolving credit facility, which is secured by substantially all of our assets, permits us to borrow up to $3.0 million, subject to availability under our borrowing base.

For the six months ended December 31, 2005, our operating activities used $2.4 million of cash compared to $2.8 million of cash used in operations during the six months ended December 31, 2004.

We used $3,138 for the purchase of property and equipment during the six months ended December 31, 2005, compared to $37,125 for the six months ended December 31, 2004.  We anticipate no significant capital expenditures for the remainder of fiscal 2006. We also incurred an additional $89,000 during the six months ending December 31, 2005 related to earn-out agreements executed as a part of the B&B ARMR and DoorTek acquisitions.

During the six months ended December 31, 2005, we financed our operations with cash flows from borrowings of $3.3 million, compared to $4.5 million during the six months ending December 31, 2004.  We made payments on debt of $106,402 for the six months ending December 31, 2005, compared to $156,708 during the six months ending December 31, 2004.

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

Principal payments required under long-term debt outstanding at December 31, 2005 are as follows:

Year Ending June 30,
2006	$ 3,061,303
2007	2,091,094
2008	558,190
2009	2,488,951
2010	4,118,000
$ 12,317,538

The Company’s backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At January 31, 2006, the Company’s backlog was approximately $5.6 million.  The Company expects that it will fill the majority of this backlog by March 31, 2007.

Item 3.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO) (our principal financial officer), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation included consideration of the various processes carried out under the direction of our CEO and CAO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CAO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO and CAO concluded that, as of the end of the period covered by this report, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.  Due to this material weakness as discussed below, in preparing our financial statements as of and for the three and six month periods ending September 30, 2005, we performed compensating additional procedures and processes designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

Material Weakness

There exists a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  In connection with the preparation of our quarterly report on Form 10-QSB for the quarter ended September 30, 2005, we discovered that, due to our decentralized, predominately manual control processes, and our significant turnover and lack of qualified personnel at senior management positions at our B&B ARMR Corporation subsidiary, our control environment is reliant on the review function to prevent or detect material misstatement from reaching the financial statements. This environment also requires effective entity-level controls to ensure accuracy and consistency in the performance of control activities. Our CEO and CAO identified the following:

•

significant turnover, and resulting lack of qualified personnel, at senior management and financial reporting positions (including the chief executive officer, chief financial officer, president and controller positions) at our B&B ARMR Corporation subsidiary during the quarter and six months ending December 31, 2005;

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2005, we issued unregistered securities in connection with the transaction described below. The issuances of the securities described below were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering.

Convertible Promissory Notes Issued on October 28, 2005

On October 28, 2005, we issued two convertible promissory notes to Renaissance US Growth Investment Trust PLC (“RUSGIT”) and BFS US Special Opportunities Trust PLC (“BFS”) in exchange for an aggregate $500,000 cash investment.  Each of the convertible promissory notes is in the original principal amount of $250,000 and has an annual interest rate of 8%.  The convertible promissory notes, plus interest, are due on July 29, 2008.  The convertible promissory notes are convertible at the option of RUSGIT and BFS into shares of our common stock at a conversion price of $0.25 per share.  We have the right to call the convertible promissory notes if the market price of our common stock exceeds $0.60 per share for a period of 60 days.

In connection with the issuance of the convertible promissory notes, our Board of Directors also ratified the issuance a stock purchase warrant to each of RUSGIT and BFS.  The stock purchase warrants entitle each of RUSGIT and BFS to purchase up to 350,000 shares of our common stock for $0.25 per share.

Also as a part of this transaction, our Board of Directors ratified the issuance of a registration rights agreement to each of RUSGIT and BFS.  Under the registration rights agreement, we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable upon conversion and exercise of the convertible promissory notes and warrants.

Convertible Promissory Notes Issued on December 14, 2005

On December 14, 2005, we issued three convertible promissory notes to Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”), RUSGIT and BFS in exchange for an aggregate $1,500,000 cash investment.  Each of the convertible promissory notes is in the original principal amount of $500,000 and bears interest at an annual rate of 8%.  Interest under the convertible promissory notes is payable, at our option, in cash or in shares of our common stock at a price of $0.25 per share.  The convertible promissory notes, plus any accrued and unpaid interest, are due on December 14, 2008.  The convertible promissory notes are convertible at the option of the holder into shares of our common stock at a conversion price of $0.25 per share, subject to standard anti-dilution adjustments.  We have the right to call the convertible promissory notes if the market price of our common stock exceeds $0.60 per share for a period of 60 days.

To secure payment of our obligations under the convertible promissory notes, we and our wholly-owned subsidiary, B&B ARMR Corporation (“B&B ARMR”), entered into a security agreement with Renn III, RUSGIT and BFS pursuant to which B&B ARMR granted a security interest to Renn III, RUSGIT and BFS in B&B ARMR’s equity interest in B&B Roadway, LLC, a limited liability company in which B&B ARMR owns a 65% interest.

Also as a part of this transaction, we entered into a registration rights agreement with Renn III.  Under the registration rights agreement, we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to Renn III:

▪

in payment of interest under the convertible promissory note; and

▪

upon conversion of the convertible promissory note.

We have previously entered into registration rights agreements with each of RUSGIT and BFS, dated October 13, 2005, pursuant to which the shares of ISSI common stock issuable to RUSGIT and BFS in payment of interest under, and upon conversion of, the convertible promissory notes must be registered with the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

4.1

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $250,000 (1).

4.2

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC (1).

4.3

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and Renaissance US Growth Investment Trust PLC (1).

4.4

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $250,000 (1).

4.5

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC (1).

4.6

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and BFS US Special Opportunities Trust PLC (1).

4.7

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $500,000 (2).

4.8

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $500,000 (2).

4.9

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $500,000 (2).

4.10

Security Agreement, dated December 14, 2005, between Integrated Security Systems, Inc., B&B ARMR Corporation, Renaissance Capital Growth & Income Fund III, Inc.,  BFS US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent (2).

4.11

Registration Rights Agreement, dated December 14, 2005, between Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. (2).

10.1

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $250,000 (1).

10.2

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC (1).

10.3

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and Renaissance US Growth Investment Trust PLC (1).

10.4

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $250,000 (1).

10.5

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC (1).

10.6

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and BFS US Special Opportunities Trust PLC (1).

10.7

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $500,000 (2).

10.8

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $500,000 (2).

10.9

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $500,000 (2).

10.10

Security Agreement, dated December 14, 2005, between Integrated Security Systems, Inc., B&B ARMR Corporation, Renaissance Capital Growth & Income Fund III, Inc.,  BFS US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent (2).

10.11

Registration Rights Agreement, dated December 14, 2005, between Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. (2).

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

________________________

+

Filed herewith.

(1)

Incorporated by reference to the Company’s Form 8-K filed on October 28, 2005.

(2)

Incorporated by reference to the Company’s Form 8-K filed on December 16, 2005.

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
Richard B. Powell
Vice President, Chief Accounting Officer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

4.1

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $250,000 (1).

4.2

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC (1).

4.3

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and Renaissance US Growth Investment Trust PLC (1).

4.4

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $250,000 (1).

4.5

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC (1).

4.6

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and BFS US Special Opportunities Trust PLC (1).

4.7

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $500,000 (2).

4.8

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $500,000 (2).

4.9

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $500,000 (2).

4.10

Security Agreement, dated December 14, 2005, between Integrated Security Systems, Inc., B&B ARMR Corporation, Renaissance Capital Growth & Income Fund III, Inc.,  BFS US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent (2).

4.11

Registration Rights Agreement, dated December 14, 2005, between Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. (2).

10.1

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $250,000 (1).

10.2

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC (1).

10.3

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and Renaissance US Growth Investment Trust PLC (1).

10.4

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $250,000 (1).

10.5

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC (1).

10.6

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and BFS US Special Opportunities Trust PLC (1).

10.7

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $500,000 (2).

10.8

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $500,000 (2).

10.9

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $500,000 (2).

10.10

Security Agreement, dated December 14, 2005, between Integrated Security Systems, Inc., B&B ARMR Corporation, Renaissance Capital Growth & Income Fund III, Inc.,  BFS US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent (2).

10.11

Registration Rights Agreement, dated December 14, 2005, between Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. (2).

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

________________________

+

Filed herewith.

(1)

Incorporated by reference to the Company’s Form 8-K filed on October 28, 2005.

(2)

Incorporated by reference to the Company’s Form 8-K filed on December 16, 2005.