Form 10QSB
period 2006-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2006-05-12
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006.

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

(972) 444-8280

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

As of April 30, 2006, 90,221,647 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes  ☐     No  ☒

INTEGRATED SECURITY SYSTEMS, INC.

INDEX

Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2006 (unaudited) and June 30, 2005

3

Consolidated Statements of Operations (unaudited) for the three and nine months ended March 31, 2006 and 2005

4

Consolidated Statements of Cash Flows (unaudited) for the nine months ended

March 31, 2006 and 2005

5

Notes to Financial Statements

6

Item 2.  Management’s Discussion and Analysis or Plan of Operation

12

Item 3.  Controls and Procedures

15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.  Defaults Upon Senior Securities

17

Item 4.  Submission of Matters to a Vote of Security Holders

17

Item 5.  Other Information

17

Item 6.  Exhibits

17

SIGNATURES

18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	March 31,	June 30,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,220	$305,495
Accounts receivable, net of allowance
for doubtful accounts of $127,197	3,114,229	2,859,083
Inventories	622,805	688,029
Other current assets	80,727	194,987
Total current assets	4,009,981	4,047,594

Property and equipment, net	511,784	696,939
Goodwill	4,008,042	3,872,676
Other assets	517,300	533,120
Total assets	$9,047,107	$9,150,329

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,135,933	$2,262,740
Accrued liabilities	1,095,176	1,157,674
Demand note payable	1,778,383	1,160,867
Current portion of long-term debt	3,193,952	627,664
Total current liabilities	$8,203,444	$5,208,945

Long-term debt	6,994,033	7,479,323

Minority interest	110,480	3,208

Stockholders’ equity (deficit):
Preferred stock, $.01 par value, 750,000 shares
authorized; 100,750 shares issued and
outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares
authorized; 89,913,108 and 86,271,402 shares
issued, respectively	899,131	862,714
Additional paid in capital	33,666,468	32,842,075
Accumulated deficit	(40,708,707)	(37,128,194)
Treasury stock, at cost - 50,000 common shares	(118,750)	(118,750)
Total stockholders’ equity (deficit)	(6,260,850)	(3,541,147)
Total liabilities and stockholders’ equity (deficit)	$9,047,107	$9,150,329

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005

Sales	$3,186,084	$3,534,718	$8,557,874	$10,065,562
Cost of sales	2,084,122	2,767,775	6,035,192	7,334,115
Gross margin	1,101,962	766,943	2,522,682	2,731,447

Operating expenses:
Selling, general and administrative	1,299,876	1,561,207	4,478,138	4,022,734
Research and product development	82,580	124,288	247,946	376,027
	1,382,456	1,685,495	4,726,084	4,398,761

Loss from operations	(280,494)	(918,552)	(2,203,402)	(1,667,314)

Interest expense	(425,449)	(236,752)	(1,060,805)	(599,604)

Loss before minority interest	(705,943)	(1,155,304)	(3,264,207)	(2,266,918)

Minority interest	(48,439)	--	(131,272)	--

Net loss	(754,382)	(1,155,304)	(3,395,479)	(2,266,918)

Preferred dividends	(40,500)	(40,500)	(123,300)	(123,300)

Net loss allocable to common stockholders	$(794,882)	$(1,195,804)	$(3,518,779)	$(2,390,218)

Weighted average common shares outstanding – basic and diluted	89,256,589	85,308,916	88,127,332	84,752,964

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,395,479)	$(2,266,918)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	112,545	154,725
Gain on sale of assets	(12,490)	--
Amortization	186,548	44,364
Provision for bad debt	57,439	4,749
Provision for warranty reserve	7,673	250,000
Expenses paid with stock, warrants and options	368,673	362,940
Amortization of debt discount	228,559	--
Debt discount on notes receivable sold	84,280	--
Minority interest	131,272	--
Changes in operating assets and liabilities,
net of effects of acquisition:
Accounts receivable	(312,585)	(1,140,176)
Inventories	65,224	(633,411)
Other assets	43,532	(462,339)
Accounts payable	(126,705)	339,330
Accrued liabilities	(70,171)	(359,753)
Net cash used in operating activities	(2,631,685)	(3,706,489)

Cash flows from investing activities:
Purchase of property and equipment	(14,900)	(152,186)
Proceeds from sale of assets	100,000	--
Purchase of business, net of cash acquired	(135,366)	(302,231)
Net cash used in investing activities	(50,266)	(454,417)

Cash flows from financing activities:
Employee stock option exercise	8,125	18,750
Payments on debt and other liabilities	(492,615)	(198,061)
Proceeds from notes payable and long-term debt	3,077,166	4,772,287
Distribution to minority interest	(24,000)	--
Net cash provided by financing activities	2,568,676	4,592,976

Increase (decrease) in cash and cash equivalents	(113,275)	432,070
Cash and cash equivalents at beginning of period	305,495	172,688
Cash and cash equivalents at end of period	$192,220	$604,758

Supplemental disclosure of noncash financing activities
Debt payment made directly to lender for debt refinancing	$1,160,867	$--
Fair market value of warrants issued regarding credit facility	298,877	--
Issuance of common stock in payment of preferred stock dividends	185,135	--
Issuance of promissory note in exchange of indebtedness	328,386	--

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2006 and 2005

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

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005
Net loss, as reported	$(754,382)	$(1,155,304)	$(3,395,479)	$(2,266,918)
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method	(105,503)	(94,697)	(316,508)	(284,091)
Pro forma net loss	$(859,885)	$(1,250,001)	$(3,711,987)	$(2,551,009)

Earnings per share:
Basic and Diluted-as reported	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Basic and Diluted-pro forma	$(0.01)	$(0.01)	$(0.04)	$(0.03)

The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2006 and 2005, respectively:  no dividend yield, expected lives of three and five years with expected volatility and risk-free interest rates as outlined in the following table:

For the Three Months Ended March 31,			For the Nine Months Ended March 31,
	2006	2005	2006	2005
Expected volatility	99.29% - 99.57%	107.55%	99.29% - 109.96%	107.78%

Risk-free interest rate	4.62% - 4.63%	3.70%	3.80% - 4.63%	3.42%

Note 3 – Accounts Receivable

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

	March 31,
	2006	2005

Accounts receivable:
Trade receivables	$3,241,426	$3,280,884
Less: allowance for doubtful receivables	(127,197)	(100,007)
	$3,114,229	$3,180,877

	For the Nine Months Ended March 31,
	2006	2005
Allowance for doubtful receivables:
Beginning Balance	$127,197	$109,527
Bad debt expense	57,439	4,749
Accounts written-off	(57,439)	(14,269)
Ending Balance	$127,197	$100,007

Note 4 – Product Warranties

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

The changes in the Company’s product warranty liability are as follows:

	March 31,
	2006	2005
Liability, beginning of year	$ 250,017	$ 94,157
Expense for new warranties issued	7,673	250,000
Warranty claims	(127,204)	(327,570)
Liability, end of period	$ 130,486	$ 16,587

Note 5 – Preferred Stock Dividend Arrearage

At March 31, 2006, the Company had dividends in arrears in the amount of $348,528 related to its outstanding Series A and Series D preferred stock, which consists of the following:

	Shares Outstanding	Dividends In Arrears
Series A $20	9,500	$ --
Series D $20	91,250	348,528
	100,750	$ 348,528

Note 6 – Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares. At March 31, 2006 and 2005, there were 3,221,252 and 5,310,955 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to the Company’s reported net loss.

At March 31, 2006 and 2005, the Company had approximately 144,394,822 and 111,457,616 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

Note 7 – Debt

As of March 31, 2006, the Company’s current and long-term debt consisted of the following:

Total

Demand notes payable:

Secured convertible minimum borrowing note and secured revolving note with a financial institution; interest at Wall Street Journal (7.75% as of March 31, 2006) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $166,909)	$1,778,383
$1,778,383

Long-term debt:

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2006	$2,400,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $10,000 principal and accrued unpaid interest due December 31, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due November 11, 2007 (net of debt discount of $375,609)	349,391

Convertible note payable to stockholder; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $69,406)	430,594

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000

Term note payable to a bank; due in monthly principal and interest installments of $10,500; interest at 8.25% at March 31, 2006; secured by first mortgage on real estate and equipment; maturity date of July 21, 2006	380,562

Note payable to Chief Executive Officer; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due September 30, 2006; the Company is currently in the process of renewing this letter of credit	328,386

Note payable; interest at 6%; interest and principal payments of $8,607 due monthly through February 2007	91,893

Convertible notes payable; interest at 10% due in semi-annual installments of $205,900; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.25 per share; Company may call the notes at $0.60 per share (based on certain restrictions)	4,118,000

Line of credit with a bank; maximum borrowing amount of $300,000; interest at Wall Street Journal prime rate (7.75% as of March 31, 2006) plus 2%; principal and accrued unpaid interest due on March 14, 2007	25,000

Other	64,159
10,187,985
Less current portion	(3,193,952)
$6,994,033

Note 8 – Business Segments

Information for the Company’s reportable segments for the three and nine months ended March 31, 2006 and 2005 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Sales
B&B ARMR Corporation	$ 1,721,780	$ 3,237,079	$ 4,462,503	$ 9,360,130
B&B Roadway	1,112,239	11,530	3,072,506	11,530
Intelli-Site, Inc.	192,832	97,657	551,310	473,996
DoorTek Corporation	159,233	188,452	471,555	219,906
	$ 3,186,084	$ 3,534,718	$ 8,557,874	$ 10,065,562

Income (loss) from operations
B&B ARMR Corporation	$ (227,182)	$ (572,617)	$ (1,998,960)	$ (1,165,815)
B&B Roadway	147,095	(1,055)	396,632	(1,055)
Intelli-Site, Inc.	18,954	(74,260)	42,975	(109,718)
DoorTek Corporation	(13,839)	2,415	(26,011)	3,425
Corporate	(205,522)	(273,035)	(618,038)	(394,151)
	$ (280,494)	$ (918,552)	$ (2,203,402)	$ (1,667,314)

Note 9 – Acquisition

On December 15, 2004, the Company acquired all of the issued and outstanding shares of common stock of DoorTek Corporation, a manufacturer of access control systems and other physical security system products.  The following unaudited pro forma consolidated statements of operations have been prepared as if the acquisition discussed above had occurred at July 1, 2004.

The following unaudited pro forma consolidated statement of operations information has been prepared as if the acquisition discussed above had occurred at the beginning of the period presented.

For the Nine Months Ended March 31, 2005

Sales	$ 10,490,526
Net loss allocable to common stockholders	$ (2,237,923)
Net loss per share allocable to common stockholders, basic and diluted	$ (0.03)
Weighted average shares outstanding, basic and diluted	84,981,536

Note 10 – Closure of Manufacturing Facility

Effective August 19, 2005, we have ceased all manufacturing operations at our location in Norwood, Louisiana.  This action, consistent with our overall business plan, was undertaken in order to increase our profitability by outsourcing our manufacturing operations to third party subcontractors and focus our efforts on the marketing and sales efforts of our anti-terrorist crash barriers and related products.

As a result of the closure of this manufacturing facility, we reduced our staff by approximately 45 employees, recognized expense of approximately $633,000 in inventory reserves, sold our manufacturing equipment and have placed the building on the open market for sale.  In addition, we have incurred approximately $720,000 in costs related to the manufacturing plant closure, including employee severance costs and overall company organization expenses.

We plan to complete the aforementioned transactions by the end of 2006.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Sales.  Our total sales decreased by $0.3 million, or 10%, to $3.2 million during the quarter ended March 31, 2006 from $3.5 million during the quarter ended March 31, 2005.   Sales at our B&B ARMR Corporation (“B&B ARMR”) subsidiary decreased approximately $1.5 million due to a reduction in product manufacturing resulting from the closure of B&B ARMR’s Norwood, Louisiana manufacturing facility, coupled with productivity reductions associated with the ongoing restructuring of the operations at B&B ARMR.  This decrease was offset by the inclusion of sales at our B&B Roadway, LLC (“B&B Roadway”) joint venture partnership of approximately $1.1 million and by the increase in sales at our Intelli-Site, Inc. (“Intelli-Site”) subsidiary of approximately $0.1 million.  Sales decreased slightly at our DoorTek Corporation (“DoorTek”) subsidiary.

Gross Margin.  Gross profit increased by approximately $0.3 million during the quarter ended March 31, 2006 to $1.1 million.  This increase is due to the contribution of gross profit of $0.3 million of B&B Roadway and $0.1 million of Intelli-Site, but was offset by a decline of approximately $0.1 million in gross margin at B&B ARMR due to the manufacturing plant closure and operations restructuring.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by $0.3 million or 17% during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.  B&B ARMR experienced a reduction in expenses of $0.4 million, but was offset by the inclusion of $0.2 million in expenses of B&B Roadway.  Corporate office expenses declined by approximately $0.1 million.

Research and Product Development.  Research and product development expenses decreased by approximately $42,000 or 34%, during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.  This decrease is primarily due a reduction in research and development expenditures at B&B ARMR, which the Company expects will continue through fiscal 2006.

Interest Expense.  Interest expense increased by approximately $0.2 million, or 80%, during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.  This increase is due to the Company accreting to interest expense the value of warrants issued in conjunction with securing additional debt, coupled with the Company’s debt issuance of $2.0 million during the quarter ending December 31, 2005.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Sales.  Our total sales decreased by $1.5 million, or 15%, to $8.6 million during the nine months ended March 31, 2006 from $10.1 million during the nine months ended March 31, 2005.   Sales at our B&B ARMR decreased approximately $4.9 million due to a reduction in product manufacturing resulting from the closure of B&B ARMR’s Norwood, Louisiana manufacturing facility, coupled with productivity reductions associated with the restructuring of the operations at B&B ARMR.  This decrease was offset by the inclusion of an increase in sales at both B&B Roadway of approximately $3.1 million and DoorTek of approximately $0.2 million.  Sales increased by $0.1 million at Intelli-Site.

Gross Margin.  Gross profit decreased by approximately $0.2 million during the nine months ended March 31, 2006 to $2.5 million.  B&B ARMR experienced a decline of approximately $1.4 million in gross margin due to the manufacturing plant closure and operations restructuring.  This decrease was offset by the contribution of gross profit increase of $0.9 million of B&B Roadway, $0.1 million of DoorTek and $0.2 million at Intelli-Site.

Selling, General and Administrative.  Selling, general and administrative expenses increased by approximately $0.4 million, or 11%, during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005.  This increase is due to the inclusion of an increase of $0.5 million of B&B Roadway, $0.1 million at DoorTek and of $0.2 million at the corporate office.  B&B ARMR experienced a reduction of $0.4 million in expenses as a result of overall cost cutting measures of $1.1 million which was offset by expenses incurred of approximately $0.7 million related to the manufacturing plant closure and operations restructuring at B&B ARMR.

Research and Product Development.  Research and product development expenses decreased by approximately $128,000, or 34%, during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005.  This decrease is primarily due a reduction in research and development expenditures at B&B ARMR, which the Company expects will continue through fiscal 2006.

Interest Expense.  Interest expense increased by approximately $0.5 million, or 77%, during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005.  This increase is due to the Company accreting to interest expense the value of warrants issued in conjunction with securing additional debt, coupled with the Company’s debt issuance of $2.0 million during the quarter ending December 31, 2005.

Liquidity and Capital Resources

Our cash position decreased by $113,275 during the nine months ended March 31, 2006.  At March 31, 2006, we had $192,220 in cash and cash equivalents and had approximately $1.9 million outstanding under our asset based lending facility.  This revolving credit facility, which is secured by substantially all of our assets, permits us to borrow up to $3.0 million, subject to availability under our borrowing base.

For the nine months ended March 31, 2006, our operating activities used $2.6 million of cash compared to $3.7 million of cash used in operations during the nine months ended March 31, 2005.

We used $14,900 for the purchase of property and equipment during the nine months ended March 31, 2006, compared to $152,186 for the nine months ended March 31, 2005.  We anticipate no significant capital expenditures for the remainder of fiscal 2006. We also incurred an additional $135,000 during the nine months ended March 31, 2006 related to earn-out agreements executed as a part of the B&B ARMR and DoorTek acquisitions.

During the nine months ended March 31, 2006, we financed our operations with cash flows from borrowings of $3.1 million, compared to $4.8 million during the nine months ended March 31, 2005.  We made payments on debt of $492,615 for the nine months ending March 31, 2006, compared to $198,061 during the nine months ending March 31, 2005.

The cash that we receive from our revolving credit facility is utilized to support Company-wide operations.  Our working capital requirements will depend upon many factors, including future sales of our products, our operating results, the status of competitive products, and actual profits compared to the our business plan. We are currently experiencing declining liquidity, which makes it difficult for us to meet our current cash requirements and may jeopardize our ability to continue as a going concern.  Our auditor issued a going concern modification in their auditors’ report for the fiscal year ended June 30, 2005.  We intend to address our liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections.  In the foreseeable future, we will need to obtain additional financing either through equity placement or additional debt.  There can be no assurance that we will be able to secure such financing.  If our liquidity does not improve by the end of fiscal 2006, we may have to seek a merger partner, limit or discontinue our operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to us or disadvantageous to our stockholders.

Principal payments required under demand note payable and long-term debt outstanding at March 31, 2006 are as follows:

Year Ending June 30,
2006	$ 2,721,361
2007	2,077,193
2008	556,079
2009	2,493,735
2010	4,118,000
$ 11,966,368

The Company’s backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At April 30, 2006, the Company’s backlog was approximately $7.4 million.  The Company expects that it will fill the majority of this backlog by June 30, 2007.

Item 3.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) (our principal financial officer) and Chief Accounting Officer (CAO), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation included consideration of the various processes carried out under the direction of our CEO and CAO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CAO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO and CAO concluded that, as of the end of the period covered by this report, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.  Due to this material weakness as discussed below, in preparing our financial statements as of and for the three and nine month periods ending March 31, 2006, we performed compensating additional procedures and processes designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

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

(b)

Changes in Internal Controls. There were no changes to our internal controls over financial reporting during our last completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, except as described above.  Additionally, we have and will continue to improve both the quality and the quantity of staffing in order to effect significant improvements in our internal control structure.

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

Integrated Security Systems, Inc.
(Registrant)

Date:	May 12, 2006	/s/ VERNON H. FOERSTERLING, JR.
Vernon H. Foersterling, Jr.
President and Chief Executive Officer (Principal Executive and Financial Officer)

Date:	May 12, 2006	/s/ RICHARD B. POWELL
Richard B. Powell
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

________________

+

Filed herewith.