Form 10KSB
period 2006-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2006-10-13
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_______________

Form 10-KSB

_____________________

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2006.

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

Commission File Number: 1-11900

_____________________

Integrated Security Systems, Inc.

(Name of Small Business Issuer in its Charter)

Delaware

75-2422983

(State of Incorporation)

 (I.R.S. Employer Identification No.)

8200 Springwood Drive, Suite 230, Irving, TX 75063                (972) 444-8280

(Address including zip code, area code and telephone number of Registrant’s principal executive offices.)

_____________________

Securities registered under to Section 12(b) of the Exchange Act: None

Securities registered under to Section 12(g) of the Exchange Act:

Title of Each Class

Common stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐    No ☒

Issuer’s revenues for its most recent fiscal year: $12,278,165

On September 29, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,003,272.  This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding on September 29, 2006 by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the closing price of the registrant’s common stock on September 30, 2006, as reported on the over-the-counter market.

As of September 29, 2006, 91,432,740 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐    No☒

Documents Incorporated by Reference: None.

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

Item 1. Description of Business

General

We were formed in December 1991 as a Delaware corporation and became publicly traded in April 1993.  We design, develop, manufacture, distribute and service security and traffic control products used in the commercial, industrial and government sectors through three wholly-owned subsidiaries, B&B ARMR Corporation, DoorTek Corporation and Intelli-Site, Inc., and a joint venture entity, B&B Roadway, LLC.

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

On March 4, 2005, we entered into a joint venture agreement with Causey Lyon Enterprises, Inc., d/b/a Roadway Manufacturing, to form B&B Roadway, LLC in order to consolidate the two companies’ core competencies in the city, state and federal road and bridge market.  We own 65% of B&B Roadway, LLC.  Causey Lyon Enterprises owns the remaining 35% of B&B Roadway, LLC, manages their operations and sells, manufactures and distributes all products relating to the road and bridge industry, including product lines specifically designed for that market.

B&B ARMR Corporation

B&B ARMR designs, markets and sells anti-terrorist crash barriers, bollards, wedges and gates, warning and crash gates, gate panels, soft-stop gates, high occupancy vehicle lane changers, navigational lighting, and perimeter security gates and operators.  A 24/7 service and maintenance group is based in Washington, DC, servicing and maintaining a wide range of internally and competitor’s manufactured products for federal and government organizations.  These products compete primarily in the homeland security, perimeter security and road and bridge construction and refurbishment markets.  These products are used for:

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

On August 19, 2005, we closed B&B ARMR’s Norwood, Louisiana manufacturing plant. This closure resulted in the termination of approximately 43 B&B ARMR employees.  B&B ARMR’s products are now manufactured by third party subcontractors.

B&B Roadway, LLC

B&B Roadway is a distributor of products relating to the road and bridge industry, including product lines specifically designed for that market.  B&B Roadway’s products are sold and distributed in the city, state and federal road & bridge markets.  B&B Roadway also services the maritime and vehicular traffic control needs of the movable bridge and highway industries.  We own 65% of B&B Roadway, LLC as part of a joint venture with Causey Lyon Enterprises, Inc.

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

                                                                                                                                                                                                                                                                                                                             New Business

B&B ARMR’s 24/7 service and maintenance group continues to see an increasing volume of requests for its services, operating in and around Washington, DC, where there is a large concentration of customers.  This group offers front line maintenance of our own and our competitor’s products as well as third party products, frequently on an annual contract basis.

Product Warranties

We have one-year, two-year and five-year limited warranties on products we manufacture both internally and externally.  The length of the warranty is generally dictated by competition.  We provide for repair or replacement of components and/or products that contain defects of material or workmanship. When we use other manufacturers’ components and manufacturing services, the warranties of the other manufacturers are passed to the dealers and end users.  In some instances, we absorb the cost of these warranties internally.  To date, the servicing and replacement of defective software components and products have not been material.

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assess the adequacy of our warranty liability based on changes in these factors.

Backlog

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At September 30, 2006, our backlog was approximately $4.2 million. We expect that we will fill the majority of this backlog by March 31, 2007.

Product Design and Development

As of September 30, 2006, we had two employees dedicated to research, development and product engineering. We spent $334,241 and $491,478 during fiscal 2006 and 2005, respectively, related to the continual development and enhancement of the Intelli-Site® software product as well as the development of several new product lines in the anti-terrorist crash barrier and perimeter security divisions at B&B ARMR.

Competition

B&B ARMR Corporation

B&B ARMR’s competition can be divided into three categories:  Anti-terrorism, hydraulic gate operators and 24/7 service and maintenance.  Anti-terrorism competition has, we believe, increased over fiscal year 2006 as the market has grown worldwide.  B&B ARMR is not as large as its two main competitors (Delta Scientific and Nasatka Barriers) in the anti-terrorism marketplace, but B&B ARMR is growing in this market sector and is using its years of engineering experience in this area to help secure that growth.  In the hydraulic gate operator business, B&B ARMR has one main competitor (Hy Security) and its new product lines offer a growth platform to increase market share in the future.    B&B ARMR has a unique position within the 24/7 service and maintenance business; however, we believe others may enter this market.

B&B Roadway, LLC

B&B Roadway, LLC, a joint venture in which we own a 65% interest, administrates, sells and distributes products relating to the road and bridge industry, including product lines specifically designed for that market.  B&B Roadway sells its product line both directly and through distributors to the city, state and federal road & bridge market.

Intelli-Site, Inc.

Many companies across the industry use the term “integrated security system” to describe their products and services. In fact, an integrated security system can range from very limited fixed function systems “integrating” as few as two sub-systems to feature-rich, real-time sophisticated software systems, including custom coded integrated solutions. Differences in functionality, performance, and price among integrated security systems vary greatly. Intelli-Site® has the capability to compete across the entire spectrum of integrated security systems, but currently has less than a one percent share of this market. Consequently, Intelli-Site® has a diverse set of competitors, depending on the complexity of the integration effort. Intelli-Site®’s competitors generally fall into one of three categories: Access control manufacturers, “pure” integrated systems platforms and custom software developers.

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

Employees

As of June 30, 2006, we employed 38 people, all in full-time positions.  None of our employees are subject to collective bargaining agreements.  We believe that relations with our employees are good.

Item 2. Description of Property

Our principal executive offices are located at 8200 Springwood, Suite 230, Irving, Texas 75063, where we occupy 5,566 square feet of office space.  The lease for the Irving facility expires on December 31, 2006.  The monthly rent of this lease is $4,522, plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

Until August 19, 2005, B&B ARMR Corporation maintained its principal location at 14113 Main Street, Norwood, Louisiana 70761, where it occupied approximately 26,000 square feet of manufacturing and office space on five acres of land.  We purchased this property subject to a mortgage agreement with The Highlands Bank.  At June 30, 2006, the principal amount of the mortgage was $357,951 and we make a monthly payment in the amount of $10,531 on the mortgage.  The interest rate payable on the mortgage is 10% per year and the amortization provisions are standard for a property of this nature.  The mortgage matured on April 8, 2006 and was refinanced with a new maturity date of February 8, 2008.  All other terms and conditions of the original mortgage remained the same.  On August 19, 2005, we closed B&B ARMR’s Norwood, Louisiana manufacturing plant.  B&B ARMR currently plans to sell the land and building in Norwood, Louisiana.  B&B ARMR’s products are now manufactured by third party subcontractors.

Effective August 22, 2005, B&B ARMR Corporation maintains its principal location at 2009 Chenault Road, Suite 114, Carrollton, Texas 75006, where it occupies approximately 6,726 square feet of office space.  The lease for the Carrollton facility expires in January 2011.  The monthly rent for this property is $5,964, plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

B&B ARMR Corporation also maintains executive office space located at 1934 Old Gallows Road, Suite 350, Vienna, Virginia 22182, where it occupies approximately 1,000 square feet.  The monthly rent for this property is $3,835 and includes various amenities provided by the landlord.  The lease for this property is on a month-to-month basis.

B&B ARMR Corporation also maintains warehouse space located at 8451-L Hilltop Road, Fairfax, Virginia 22031, where it occupies approximately 1,500 square feet.  The monthly rent for this property is $1,891, plus the cost of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.  The lease for this property is on a month-to-month basis.

DoorTek Corporation maintains its principal location at 9107 Marbach Road, Suite 230, San Antonio, Texas 78245, where it occupies 2,105 square feet of office space.  The monthly amount of rent for this property is $2,240 and the lease is on a month-to-month basis.

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

	Common Stock
	High	Low
Fiscal 2006
Fourth Quarter	$0.20	$0.12
Third Quarter	0.26	0.15
Second Quarter	0.22	0.09
First Quarter	0.23	0.15
Fiscal 2005
Fourth Quarter	$0.36	$0.31
Third Quarter	0.45	0.36
Second Quarter	0.50	0.38
First Quarter	0.51	0.43

On September 29, 2006, the last reported sales prices for the common stock as reported on the Over-the-Counter Bulletin Board was $0.13.

Holders

As of September 29, 2006, there were 91,432,740 shares of common stock outstanding.  The shares of common stock are held of record by approximately 202 holders, including those brokerage firms and/or clearing houses holding our common stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

At September 30, 2006 and 2005, we had 135,818,250 and 129,948,204 shares of common and common stock equivalents outstanding.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and development of our business and to repay outstanding debt. We do not intend to pay any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 10. Executive Compensation” below.

Recent Sales of Unregistered Securities

During fiscal 2006 and the first part of fiscal 2007, we issued unregistered convertible promissory notes and promissory notes in conjunction with stock purchase warrants in connection with the transactions described below in this Item 5.  The issuance of promissory notes and stock purchase warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering, and an appropriate restrictive legend was affixed to the securities.

Credit Facility with Laurus Master Fund, Ltd. Issued on July 29, 2005

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

In connection with the issuance of the convertible promissory notes, we also issued a stock purchase warrant to each of RUSGIT and BFS.  The stock purchase warrants entitle each of RUSGIT and BFS to purchase up to 350,000 shares of our common stock for $0.25 per share.

Also as a part of this transaction, we entered into a registration rights agreement with each of RUSGIT and BFS.  Under the registration rights agreement, we agreed to file a registration statement with the

Securities and Exchange Commission to register for resale the shares of common stock issuable upon conversion and exercise of the convertible promissory notes and warrants.

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

We have previously entered into registration rights agreements with each of RUSGIT and BFS, dated October 13, 2005, pursuant to which the shares of our common stock issuable to RUSGIT and BFS in payment of interest under, and upon conversion of, the convertible promissory notes must be registered with the Securities and Exchange Commission.

Convertible Promissory Notes Issued on June 16, 2006

On June 16, 2006, we issued three unsecured convertible promissory notes to Renn III, RUSGIT and BFS in exchange for an aggregate $1,100,000 cash investment.  The original principal amount of the notes was $400,000 for the Renn III note, $400,000 for the RUSGIT note, and $300,000 for the BFS note.  Each note matures on June 16, 2009 and bears interest at an annual rate of 6%.  Interest to be accrued during the first year the notes are outstanding was paid in cash on the date of issuance of the notes, and interest accruing after the first year will be payable in cash in quarterly installments.  The notes are convertible at the option of the holder into shares of the common stock of ISSI at the then-current market price, subject to standard anti-dilution adjustments, upon:

▪

the conversion of all or substantially all of our outstanding convertible indebtedness into shares of our capital stock; or

▪

a change of control of the Company.

The common stock to be issued upon conversion of the notes is subject to registration rights agreements previously entered into with each of Renn III, RUSGIT, and BFS.  Under the registration rights agreements, we agreed to file an a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to Renn III, RUSGIT and BFS upon conversion of the notes.

Simultaneously with the execution of the notes, we and our subsidiaries entered into a Royalty Agreement with Renn III, RUSGIT and BFS.  Under the terms of the Royalty Agreement, we and our subsidiaries are to pay the lenders a fixed percentage of sales made from narrowly defined new projects.  The total royalty payments cannot exceed $100,000 in any year, or $25,000 in any calendar quarter.

Convertible Promissory Notes Issued on October 6, 2006

On October 6, 2006, we issued two unsecured convertible promissory notes to RUSGIT and US Special Opportunities Trust PLC (“USSO”) (formerly known as BFS US Special Opportunities Trust (“BFS”)) in exchange for an aggregate $750,000 cash investment.  Each of the convertible promissory notes is in the original principal amount of $375,000, mature on October 6, 2009 and bear interest at an annual rate of 6%.  Interest to be accrued during the first year the notes are outstanding was paid in cash on the date of issuance of the notes, and interest accruing after the first year will be payable in cash in quarterly installments.  The notes are convertible at the option of the holder into shares of the common stock of ISSI at the then-current market price, subject to standard anti-dilution adjustments, upon:

▪

the conversion of all or substantially all of our outstanding convertible indebtedness into shares of our capital stock; or

▪

a change of control of the Company.

The common stock to be issued upon conversion of the notes is subject to registration rights agreements previously entered into with each of RUSGIT, and USSO.  Under the registration rights agreements, we agreed to file an a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to RUSGIT and USSO upon conversion of the notes.

Simultaneously with the execution of the notes, we and our subsidiaries entered into an Amended Royalty Agreement with Renn III, RUSGIT and USSO, replacing the prior Royalty Agreement with Renn III, RUSGIT and USSO entered into on June 16, 2006.  Under the terms of the Royalty Agreement, we and our subsidiaries are to pay the lenders a fixed percentage of sales made from narrowly defined new projects.  The total royalty payments cannot exceed $100,000 in any year, or $25,000 in any calendar quarter.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

The audit report of Weaver and Tidwell, LLP, our independent registered public accounting firm for our consolidated financial statements for the fiscal year ended June 30, 2006, states that in fiscal 2006 and 2005, we suffered significant losses from operations.  The audit reports further state that these matters raise substantial doubt about our ability to continue as a going concern.

We cannot predict any material trends, events or uncertainties that may affect us, our subsidiaries, or our subsidiaries’ businesses, financial condition or liquidity.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements fairly present in all material respects our and our subsidiaries’ financial condition, results of operations and cash flows as of, and for, the periods presented in this report. However, we do not suggest that other general risk factors, such as those discussed elsewhere in this report as well as changes in our growth objectives or performance could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Significant Accounting Policies

Software Development Costs

Software development costs that are deemed to be recoverable are capitalized and amortized over the greater of the revenue method or the straight-line method over five years.  At June 30, 2006 and 2005, software development costs had not been capitalized because of uncertainty regarding their recoverability.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  On an annual basis, we compare the fair value of our reporting units with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill.  The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.  The Company believes that no impairment of goodwill exists at June 30, 2006 and 2005.

Product Warranties

We have one-year, two-year and five-year limited warranties on products we manufacture both internally and externally.  The length of the warranty is generally dictated by competition.  We provide for repair or replacement of components and/or products that contain defects of material or workmanship. When we use other manufacturers’ components and manufacturing services, the warranties of the other manufacturers are passed to the dealers and end users.   In some instances, we absorb the cost of these warranties internally.  To date, the servicing and replacement of defective software components and products have not been material.

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assess the adequacy of our warranty liability based on changes in these factors.

Results of Operations

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Sales.  Sales for the current fiscal year decreased by approximately 8.9% or $1.2 million to $12.3 million in fiscal year 2006 from $13.5 million in fiscal 2005.  Sales at B&B ARMR decreased approximately $5.8 million due to a reduction in product manufacturing resulting from the closure of B&B ARMR’s Norwood, Louisiana manufacturing facility, coupled with productivity reductions associated with the restructuring of the operations at B&B ARMR.  This decrease was offset by the inclusion of an increase in sales at B&B Roadway of approximately $4.3 million, Intelli-Site of approximately $0.1 million and DoorTek of approximately $0.2 million.

Gross Margin.  Gross margin increased by approximately $1.3 million during the fiscal year ending 2006 to $3.8 million from $2.5 million for fiscal year ending 2005.  B&B ARMR experienced a decline in gross margin of approximately $0.3 million in fiscal year ending 2006 as compared to fiscal year ending 2005.  This decline was offset by a $0.6 million inventory write-down adjustment recognized in fiscal year 2005 in conjunction with the closure of the Norwood, Louisiana manufacturing facility of B&B ARMR, resulting in a current period gross margin reduction from operations of approximately $0.9 million.  This decline was offset by the contribution of gross margin increase of $1.3 million of B&B Roadway, $0.2 million at Intelli-Site and $0.1 million of DoorTek.

Selling, General and Administrative. Selling, general and administrative expenses remained comparable companywide.  However, B&B ARMR experienced a decrease of approximately $1.2 million, which was offset by an increase of $0.7 million of B&B Roadway, $0.2 million of DoorTek and $0.3 million at corporate.

Research and Product Development.  Research and development expenses decreased 32% or approximately $0.2 million during fiscal period 2006 due to decreased expenditures in research and development expenditures at B&B ARMR.

Interest Expense.  Interest expense increased by approximately $0.6 million to $1.5 million during fiscal 2006 as compared to $0.9 million during fiscal 2005. This decrease is due to non-cash interest charges incurred that were associated with securing additional financing and the interest on the additional debt incurred during fiscal year 2006 in order to fund operations.  The additional debt incurred during fiscal year 2006 is described below in this Item 6.

Liquidity and Capital Resources

Cash Position

Our cash position increased $396,779 during fiscal year 2006. At June 30, 2006, we had $702,274 in cash and cash equivalents and $1,640,361 outstanding under our asset based lending facility. This asset based lending facility is explained in greater detail below in this section.

Operating Activities

For the fiscal year ended June 30, 2006, our operating activities used $3,208,840 of cash compared to $4,479,923 cash used during the fiscal year ended June 30, 2005, a decrease of $1,271,083.  This $1,271,083 decrease in cash used in operating activities in fiscal 2006 is primarily due to the activities associated with the closure of B&B ARMR’s manufacturing plant located in Norwood, Louisiana during fiscal 2005,

Credit Facility with Laurus Master Fund in Fiscal 2006

On July 29, 2005, we entered into, and, on August 3, 2005, closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $3,000,000 credit facility.  The financing was completed pursuant to a security agreement among us, B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation and Laurus.  Under the Security Agreement, we issued to Laurus a $1,000,000 secured convertible minimum borrowing note and a $3,000,000 secured revolving note.  The amount of funds available for borrowing under the credit facility is based upon our and our subsidiaries’ eligible inventory and accounts receivable, with an advance rate equal to:

•

30% of eligible inventory, up to $1,000,000; plus

•

90% of eligible accounts receivable.

On August 3, 2005, we made initial borrowings of $1,836,000 under the credit facility.  The current balance outstanding under the credit facility is $1,640,361.

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

Notes Receivable Sale on September 29, 2006

On September 29, 2005, C. A. Rundell, Jr., our chairman and chief executive officer, purchased the following two notes receivable from our B&B ARMR subsidiary:

•

a 6% note from B&B Roadway, LLC to B&B ARMR having a face amount of $100,000 and a term of two years.  Mr. Rundell purchased this note for the sum of $93,482; and

•

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

In connection with the issuance of the convertible promissory notes, we issued a stock purchase warrant to each of RUSGIT and BFS.  The stock purchase warrants entitle each of RUSGIT and BFS to purchase up to 350,000 shares of our common stock for $0.25 per share.

Also as a part of this transaction, we entered into a registration rights agreement with each of RUSGIT and BFS.  Under the registration rights agreement, we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable upon conversion and exercise of the convertible promissory notes and warrants.

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

We have previously entered into registration rights agreements with each of RUSGIT and BFS, dated October 13, 2005, pursuant to which the shares of our common stock issuable to RUSGIT and BFS in payment of interest under, and upon conversion of, the convertible promissory notes must be registered with the Securities and Exchange Commission.

Convertible Promissory Notes Issued on June 16, 2006

On June 16, 2006, we issued three unsecured convertible promissory notes to Renn III, RUSGIT and BFS in exchange for an aggregate $1,100,000 cash investment.  The original principal amount of the notes was $400,000 for the Renn III note, $400,000 for the RUSGIT note, and $300,000 for the BFS note.  Each note matures on June 16, 2009 and bears interest at an annual rate of 6%.  Interest to be accrued during the first year the notes are outstanding was paid in cash on the date of issuance of the notes, and interest accruing after the first year will be payable in cash in quarterly installments.  The notes are convertible at the option of the holder into shares of the common stock of ISSI at the then-current market price, subject to standard anti-dilution adjustments, upon:

▪

the conversion of all or substantially all of our outstanding convertible indebtedness into shares of our capital stock; or

▪

a change of control of the Company.

The common stock to be issued upon conversion of the notes is subject to registration rights agreements previously entered into with each of Renn III, RUSGIT, and BFS.  Under the registration rights agreements, we agreed to file an a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to Renn III, RUSGIT and BFS upon conversion of the notes.

Simultaneously with the execution of the notes, we and our subsidiaries entered into a Royalty Agreement with Renn III, RUSGIT and BFS.  Under the terms of the Royalty Agreement, we and our subsidiaries are to pay the lenders a fixed percentage of sales made from narrowly defined new projects.  The total royalty payments cannot exceed $100,000 in any year, or $25,000 in any calendar quarter.

Additional Debt Service Obligations

As described in greater detail in “Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities,” and elsewhere in this “Item 6. Management’s Discussion and Analysis or Plan of Operation,” during the fiscal year ended June 30, 2006, we financed our operations with cash flows from long-term borrowings of $4,472,153.  During that period, we made payments of $678,241 on debt.

As discussed in “Item 2. Description of Property” above, we have a mortgage on B&B ARMR’s facility. At September 30, 2006, the principal amount of the mortgage was $342,850.  The interest rate is 10% and the amortization provisions are standard. The mortgage matured on April 8, 2006 and was refinanced with a new maturity date of February 8, 2008.  All other terms and conditions of the original mortgage remained the same.  On August 19, 2005, we closed B&B ARMR’s Norwood, Louisiana manufacturing plant.  B&B ARMR currently plans to sell the land and building in Norwood, Louisiana.  B&B ARMR’s products are now manufactured by third party subcontractors.

Property and Equipment

We used $18,372 for the purchase of property and equipment during fiscal 2006 compared to $211,058 for the previous fiscal 2005 period.  In addition, in conjunction with the closure of B&B ARMR’s manufacturing plant, in January 2006, we sold certain manufacturing equipment at auction for cash proceeds totaling $101,050 and realized a gain on sale of $21,597.  We do not have any material commitments to purchase property and equipment in fiscal 2007. We do not have any material funding requirements for software and other products under development.

Maturities and Commitments

The following table presents certain of our obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of June 30, 2006.

	Debt	Leases	Total
2007	$2,333,928	$113,808	$2,447,736
2008	3,029,522	76,475	3,105,997
2009	3,606,547	79,838	3,686,385
2010	4,118,000	83,201	4,201,201
2011	--	42,441	42,441
	$13,087,997	$395,763	$13,483,760

Backlog

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At September 30, 2006, our backlog was approximately $4.2 million. We expect that we will fill the majority of this backlog by March 31, 2007.

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

INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 7.

Financial Statements

Page

Report of Independent Registered Public Accounting Firm

22

Consolidated Balance Sheets as of June 30, 2006 and 2005

23

Consolidated Statements of Operations for the years ended June 30, 2006 and 2005

24

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 2006 and 2005

25

Consolidated Statements of Cash Flows for the years ended June 30, 2006 and 2005

26

Notes to Consolidated Financial Statements

27-42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Security Systems, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered significant losses from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

October 12, 2006

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$702,274	$305,495
Accounts receivable, net of allowance for doubtful accounts of $230,298 and $127,197, respectively	3,446,830	2,859,083
Inventories, net of reserves	726,050	688,029
Other current assets	130,691	194,987
Total current assets	5,005,845	4,047,594

Property and equipment, net	494,432	696,939
Goodwill	4,051,722	3,872,676
Other assets	476,175	533,120
Total assets	$10,028,174	$9,150,329

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable – trade	$2,504,546	$2,262,740
Accrued liabilities	1,313,798	1,157,674
Demand note payable	1,491,335	1,160,867
Current portion of long-term debt	842,593	627,664
Total current liabilities	6,152,272	5,208,945

Long-term debt	10,754,069	7,479,323

Minority interest	105,297	3,208

Stockholders’ equity (deficit):
Convertible preferred stock, $.01 par value, 750,000 shares authorized; 100,750 issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized; 90,628,108 and 86,271,402 shares, respectively, issued	906,281	862,714
Additional paid in capital	33,750,307	32,842,075
Accumulated deficit	(41,522,310)	(37,128,194)
Treasury stock, at cost – 50,000 common shares	(118,750)	(118,750)
Total stockholders’ equity (deficit)	(6,983,464)	(3,541,147)
Total liabilities and stockholders’ equity (deficit)	$10,028,174	$9,150,329

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30
	2006	2005
Sales	$12,278,165	$13,478,654
Cost of sales	8,465,868	10,944,248
Gross margin	3,812,297	2,534,406

Operating expenses:
Selling, general and administrative	5,989,537	6,046,581
Research and product development	334,241	491,478
	6,323,778	6,538,059

Loss from operations	(2,511,481)	(4,003,653)

Other income (expense):
Interest expense	(1,492,861)	(941,297)

Loss before minority interest	(4,004,342)	(4,944,950)

Minority interest	(204,639)	(2,858)

Net loss	(4,208,981)	(4,947,808)

Preferred dividend requirement	(164,250)	(164,250)

Net loss allocable to common stockholders	$(4,373,231)	$(5,112,058)

Weighted average common shares outstanding	88,698,971	85,081,976

Basic and diluted loss per share	$(0.05)	$(0.06)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible
	Preferred Stock		Common Stock		Additional
					Paid In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at July 1, 2004	100,750	$1,008	84,298,984	$842,990	$31,627,086	$(32,180,386)	$(118,750)	$171,948

Common stock issuance			1,592,816	15,928	454,708			470,636
Warrant issuance					65,404			65,404
Warrant exercise			1,030	10	(10)			--
Stock option exercise			150,000	1,500	17,250			18,750
Debt discount					593,066			593,066
Purchase of business			228,572	2,286	84,571			86,857
Net loss						(4,947,808)		(4,947,808)
Balance at June 30, 2005	100,750	1,008	86,271,402	862,714	32,842,075	(37,128,194)	(118,750)	(3,541,147)

Common stock issuance			3,591,545	35,915	421,247			457,162
Preferred stock dividend Conversion			680,161	6,802	178,333	(185,135)		--
Stock option exercise			85,000	850	9,775			10,625
Debt discount					298,877			298,877
Net loss						(4,208,981)		(4,208,981)
Balance at June 30, 2006	100,750	$1,008	90,628,108	$906,281	$33,750,307	$(41,522,310)	$(118,750)	$(6,983,464)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2006	2006
Cash flows from operating activities:
Net loss	$(4,208,981)	$(4,947,808)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	141,426	195,283
Gain on sale of assets	(21,597)	--
Amortization	227,924	76,941
Provision for bad debt	223,921	42,249
Provision for warranty reserve	38,227	572,500
Provision for inventory reserve	93,842	632,821
Amortization of debt discount and beneficial conversion feature	325,108	--
Expenses paid with stock	457,162	470,636
Minority interest	204,639	2,858
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(811,668)	(856,047)
Inventories	(131,863)	75,682
Other assets	(106,683)	(565,131)
Accounts payable – trade	241,806	173,193
Accrued liabilities	117,897	(353,100)
Net cash used in operating activities	(3,208,840)	(4,479,923)

Cash flows from investing activities:
Purchase of property and equipment	(18,372)	(211,058)
Proceeds from sale of assets	101,050	--
Purchase of business, net of cash acquired	(179,046)	(184,993)
Net cash used in investing activities	(96,368)	(396,051)

Cash flows from financing activities:
Employee stock option exercise	10,625	18,750
Payments of debt	(678,241)	(507,256)
Proceeds from debt	4,472,153	5,497,287
Distribution to minority interest	(102,550)	--
Net cash provided by financing activities	3,701,987	5,008,781

Increase in cash and cash equivalents	396,779	132,807
Cash and cash equivalents at beginning of year	305,495	172,688
Cash and cash equivalents at end of year	$702,274	$305,495

Supplemental disclosure of noncash financing activities:
Debt payment made directly to lender for debt refinancing	$1,160,867	$--
Fair market value of warrants issued regarding credit facility	298,877	--
Issuance of common stock in payment of preferred stock dividends	185,135	--
Issuance of promissory note in exchange of indebtedness	328,386	--

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Integrated Security Systems, Inc. was formed in December 1991. The Company has three wholly-owned subsidiaries: B&B ARMR Corporation, an anti-terrorist crash barrier and gate engineering and distribution company; Intelli-Site, Inc., a developer and retail seller of PC-based control systems which integrate discrete security devices; and DoorTek Corporation, a manufacturer of access control systems and other physical security systems products.  The Company also has a 65% joint venture interest in B&B Roadway, LLC, a distributor of products relating to the road and bridge industry.  The Company’s wholly-owned subsidiaries have domestic and international installations and customers.

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

In November, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151 “Inventory Costs” (“SFAS 151”).  SFAS 151 clarifies previous guidance to require amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges.  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 was effective for the Company beginning July 1, 2005.  As most of the product manufacturing was outsourced following the

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

closure of the Company’s Norwood, Louisiana facility in August 2005, this statement did not have a significant impact on the Company’s operations.

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and we recognize revenue from services at the time the services are rendered.  Revenue from our service and maintenance contracts is recognized on a straight-line basis over the term of the contracts.  The Company’s accounts receivable are generated from a large number of customers in the security integration, construction contractor and electrical subcontractor and governmental markets. No single customer accounted for 10% or more of revenues during the years ended June 30, 2006 or 2005.

Software Development Costs

Software development costs that are deemed to be recoverable are capitalized and amortized over the greater of the revenue method or the straight-line method over five years.  At June 30, 2006 and 2005, software development costs had not been capitalized because of uncertainty regarding their recoverability.

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

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  On an annual basis, the Company compares the fair value of its reporting units with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, the Company would recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill.  The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.  The Company believes that no impairment of goodwill exists as of June 30, 2006 and 2005.

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

Product Warranties

We have one-year, two-year and five-year limited warranties on products we manufacture both internally and externally.  The length of the warranty is generally dictated by competition.  We provide for repair or replacement of components and/or products that contain defects of material or workmanship. When we use other manufacturers’ components and manufacturing services, the warranties of the other manufacturers are passed to the dealers and end users.   In some instances, we absorb the cost of these warranties internally.  To date, the servicing and replacement of defective software components and products have not been material.

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assess the adequacy of our warranty liability based on changes in these factors.

The changes in our product warranty liability are as follows:

	June 30,
	2006	2005
Liability, beginning of year	$250,017	$94,157
Expense for new warranties issued	38,227	572,500
Warranty claims	(143,883)	(416,640)
Liability, end of period	$144,361	$250,017

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares outstanding. At June 30, 2006 and 2005, there were 3,968,910 and 3,118,910 shares of in-the-money potentially dilutive common shares, respectively, outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to the Company’s reported net loss.

At June 30, 2006 and 2005, the Company had 138,349,099 and 114,268,713 shares of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

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

Statements of Cash Flows

Supplemental cash flow information for fiscal years 2006 and 2005:

	June 30,
	2006	2005
Interest paid	$380,945	$308,000

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

	For the Year Ended
	2006	2005
Net loss, as reported	$(4,208,981)	$(4,947,808)
Add: Stock-based employee compensation
expense determined under the intrinsic value method included in reported net loss	- -	- -

Deduct: Stock-based employee compensation
expense determined under the fair value method	(422,010)	(378,787)
Pro forma net loss	$(4,630,991)	$(5,326,595)

Earnings per share:
Basic and Diluted – as reported	$(0.05)	$(0.06)
Basic and Diluted – pro forma	$(0.05)	$(0.06)

The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2006 and 2005, respectively:  no dividend yield, expected lives of three and five years with expected volatility and risk-free interest rates as outlined in the following table:

	For the Year Ended June 30,
	2006	2005
Expected volatility	99.29% - 109.96%	107.78%
Risk-free interest rate	3.80% - 4.63%	3.42%

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R is effective for the fiscal years beginning after December 15, 2005 and therefore we will begin recognizing option expense as of July 1, 2006.  The known amount of compensation expense to be recognized in future periods through fiscal 2008 is $406,538.  The actual impact of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share based payments granted in the future and other factors.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

LIQUIDITY

We have experienced significant losses during fiscal 2006 and 2005.  Management anticipates positive performance during fiscal 2007. However, in order to meet working capital needs, we will need to receive additional financing either through the sale of assets, equity placement and/or additional debt. Failure to receive such financing could jeopardize our ability to continue as a going concern.

4.

COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

The composition of certain balance sheet accounts is as follows:

	June 30,
	2006	2005
Accounts receivable:
Trade receivables	$3,677,128	$2,986,280
Less: allowance for doubtful receivables	(230,298)	(127,197)
	$3,446,830	$2,859,083

Allowance for doubtful receivables:
Beginning Balance	$127,197	$109,527
Bad debt expense	223,921	42,249
Accounts written-off	(120,820)	(24,579)
Ending Balance	$230,298	$127,197

Inventories:
Raw materials	$748,988	$956,935
Work-in-process	--	205,646
Finished goods	70,904	35,948
Reserves	(93,842)	(510,500)
	$726,050	$688,029

Property and equipment:
Land	$40,164	$40,164
Building	613,468	613,468
Leasehold improvements	89,174	89,174
Office furniture and equipment	737,025	708,143
Manufacturing equipment	--	755,074
Vehicles	126,097	128,353
	1,605,928	2,334,376
Less: accumulated depreciation	(1,111,496)	(1,637,437)
	$494,432	$696,939

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

DEBT

	June 30,
	2006	2005
Demand note payable:

Secured convertible minimum borrowing note and secured revolving note with a financial institution; interest at Wall Street Journal prime rate (8.25% as of June 30, 2006) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $149,026)	$1,491,335	$--

Asset based lending facility with a financing company. The loan with the asset based lending facility is a demand loan, but has a three-year term expiring November 10, 2007; interest as 2% above the prime rate; secured by accounts receivable and inventory of B&B ARMR Corporation; this asset based lending facility was paid in full and terminated August 3, 2005	--	1,160,867
	$1,491,335	$1,160,867

Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of 205,900; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.38 per share; Company may call the notes at $0.60 per share (based on certain restrictions)	$4,118,000	$4,118,000

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2007	1,800,000	1,800,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $10,000; principal and accrued unpaid interest due December 31, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000	--

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	1,100,000	--

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000	500,000

Notes payable to stockholders; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2007	500,000	500,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $29,748)	438,031	--

(continued…)

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

DEBT (continued)

	June 30,
	2006	2005
Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due November 11, 2007 (net of debt discount of $237,226)	408,698	171,472

Term note payable to a bank; due in monthly principal and interest installments of $10,500; interest at 10% and 10.5% at June 30, 2006 and 2005, respectively; secured by first mortgage on real estate; maturity date of February 26, 2008	357,971	465,273

Note payable to Chairman of the Board of Directors; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due December 31, 2006	328,386	--

Note payable to bank and secured by a letter of credit in the amount of $500,000 from Chairman of the Board of Directors; interest at the prime rate of Bank One, N.A. (6.25% as of June 30, 2005); principal and accrued unpaid interest was due on January 26, 2006; refinanced directly with Chairman of the Board of Directors in the amount of $328,386 on March 30, 2006	--	330,000

Line of credit with a bank; maximum borrowing amount of $300,000; interest at Wall Street Journal prime rate (8.25% as of June 30, 2006) plus 2%; principal and accrued unpaid interest due on March 14, 2007	298,000	--

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2007	100,000	100,000

Note payable; interest at 6%; interest and principal payments of $8,607 due monthly through February 2007	67,329	--

Other	80,247	122,242
	11,596,662	8,106,987
Less current portion	(842,593)	(627,664)
	$10,754,069	$7,479,323

Principal payments required under long-term debt outstanding at June 30, 2006 are as follows:

Year Ending June 30,
2007	$842,593
2008	3,029,522
2009	3,606,547
2010	4,118,000
$11,596,662

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

INCOME TAXES

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes follows:

	For the Years Ended
	June 30, 2006	June 30, 2005
Federal statutory benefit rate	(34.0)%	(34.0)%

Valuation allowance	34.0%	34.0%
	--%	--%

Deferred tax assets (liabilities) are comprised of the following at:

	June 30, 2006	June 30, 2005
Deferred tax assets
Inventory reserve	$32,000	$215,000
Accounts receivable	78,000	43,000
Net operating loss carryforward	10,611,000	9,050,000
Contributions carryover	--	1,000
Other	49,000	85,000
Gross deferred tax asset	10,770,000	9,394,000

Deferred tax liabilities
Property and equipment	--	--
Net deferred tax asset	10,770,000	9,394,000
Valuation allowance	(10,770,000)	(9,394,000)
Net deferred tax asset	$--	$--

The Company has unused net operating loss carryforwards of approximately $31.2 million at June 30, 2006.  The carryforwards expire from 2008 through 2022. The annual use of these carryforwards is substantially limited as a result of changes in ownership of the Company’s common stock.  The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods.

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

Operating Leases

The Company leases facilities under leases accounted for as operating leases. Rent expense for operating leases was $301,905 and $427,426 for the years ended June 30, 2006 and 2005, respectively.  Future minimum payments for fiscal years subsequent to June 30, 2006 under these leases are as follows:

2007	$113,808
2008	76,475
2009	79,838
2010	83,201
2011	42,441
$395,763

Capital Leases

The Company leases certain equipment under leases accounted for as capital leases, with the resulting liability recorded as a component of both current and long-term debt, in the accompanying consolidated balance sheet.  Future minimum payments for fiscal years subsequent to June 30, 2006 under these leases are as follows:

2007	$32,893
2008	15,393
2009	8,410
56,696
Less amount representing interest	(4,416)
$52,280

The following is a summary of the assets under capital leases at June 30, 2006:

Production and office equipment	$100,585
Less accumulated depreciation	(85,360)
$15,225

8.

BENEFIT PLANS

The Company maintains a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation and the Company may at its option make discretionary contributions. Vesting on the Company’s contributions occurs over a five-year period. The Company recognized expense of $6,904 and $14,169 during fiscal 2006 and 2005, respectively.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 Changes for the two years ending June 30, 2006, with respect to options outstanding, is detailed in the following table:

	For the Year Ended June 30, 2006		For the Year Ended June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,275,748	$ 0.45	4,598,602	$ 0.46
Issued	2,710,000	0.20	1,050,000	0.42
Exercised	(85,000)	0.13	(150,000)	0.13
Expired	(1,439,924)	0.38	(222,854)	0.84
Outstanding at end of period	6,460,824	$ 0.37	5,275,748	$ 0.45
Exercisable at end of period	3,550,824	$ 0.47	3,735,747	$ 0.47
Weighted-average fair value of options granted during the period		$ 0.20		$ 0.42

Information about stock options outstanding at June 30, 2006 is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$0.125-0.195	1,412,658	8.0 Years	$0.16	550,158	$0.16
$0.20-0.22	1,721,428	9.0 Years	0.20	171,428	0.20
$0.30-0.39	1,443,400	5.4 Years	0.34	1,313,400	0.34
$0.40-0.49	1,226,802	6.9 Years	0.44	859,302	0.44
$0.5625-1.96	656,536	2.0 Years	1.12	656,536	1.12
	6,460,824	6.9 Years	$0.47	3,550,824	$0.47

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In connection with debt financings, the Company issued warrants to purchase 2,423,077 shares of common stock in fiscal 2006 and warrants to purchase 2,408,669 shares of common stock in fiscal 2005.  The warrants provide for the purchase of common stock from $0.375 to $0.25 per share, are exercisable at date of issuance and expire five to seven years from date of issuance.  The Company valued the warrants using the Black-Scholes model, which resulted in a fair value of $298,877 and $658,470 for fiscal years 2006 and 2005, respectively.  The Company will amortize the value of these warrants as interest expense in future fiscal years, according to the term of the debt.

Additional information with respect to warrants outstanding at June 30, 2006 and changes for the two years then ended are as follows:

	For the Year Ended June 30, 2006		For the Year Ended June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,161,455	$ 0.67	7,300,630	$ 0.85
Issued	2,423,077	0.32	2,408,669	0.34
Exercised	--	--	(2,011)	0.20
Expired	(4,079,059)	0.92	(1,545,833)	1.00
Outstanding at end of period	6,505,473	$ 0.38	8,161,455	$ 0.67
Exercisable at end of period	6,505,473	$ 0.38	8,161,455	$ 0.67

Common Stock Issuances

The Company issued common stock in the following non-cash transactions:

	For the Year Ended June 30, 2006		For the Year Ended June 30, 2005
	Number of shares	Fair value	Number of shares	Fair value
Payment of interest	3,209,758	$393,471	1,193,670	$340,770
Employee and director bonuses	370,676	62,191	391,146	126,146
Consultants	11,111	1,500	8,000	3,720
	3,591,545	457,162	1,592,816	470,636
Payment of dividends on Series D Preferred Stock	680,161	185,135	--	--
	4,271,706	$642,297	1,592,816	$470,636

The shares issued in these transactions are subject to restrictions on sale.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

CONVERTIBLE PREFERRED STOCK

At June 30, 2006 and 2005, convertible preferred stock, $0.01 par value per share, consisted of the following:

	Shares Outstanding	Par Value	Liquidation Value
Series A $20	9,500	$ 95	$ 190,000
Series D $20	91,250	913	1,825,000
	100,750	$ 1,008	$ 2,015,000

Series A $20 Convertible Preferred Stock.  At June 30, 2006, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into 20 shares of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.

Series D $20 Convertible Preferred Stock.  At June 30, 2006 the Company had 91,250 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive dividends at the annual rate of 9% per share paid quarterly in cash.  Since June 30, 2001, the holders of the Series D Preferred have been offered the option to receive the quarterly dividend in the common stock of the Company.  The holders who elected this option have received the restricted stock based on a 25% discount from the market price on a 20 day average based on the 10 days before and the 10 days after the dividend due date.  The holders of the Series D Preferred have voting rights of one vote for each share of common stock into which the Preferred Stock is convertible. Beginning on November 15, 2004 the Company may redeem the Series D Preferred upon not less than 30 days’ notice, in whole or in part, plus all accrued but unpaid dividends. After notice and prior to the expiration of the 30-day notice period, holders of the Series D Preferred will have the option to convert the Series D Preferred into common stock prior to the redemption. Each share of the Series D Preferred may, at the option of the Company beginning on November 15, 2000, be converted into 25 shares of common stock at any time after (i) the closing bid price of the common stock exceeds $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the Company has sustained positive earnings per share of common stock for the two previous quarters. The holders of the Series D Preferred have the right to convert each share into 25 shares of common stock at any time.  The holders of the Series D Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.  Each holder also received a stock purchase warrant to purchase 16.67 shares of common stock at $1.00 per share for each share of Series D Preferred purchased. These warrants expired on October 10, 2004.  At June 30, 2006, dividends in arrears on the Series D preferred stock totaled $389,478.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.

SEGMENT REPORTING

The Company has three wholly-owned business segments: B&B ARMR Corporation, Intelli-Site, Inc. and DoorTek Corporation.  The Company also has a 65% joint venture interest in B&B Roadway, LLC. These segments, as well as the joint venture, are differentiated by the products they produce and the customers they service as follows:

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

The following table provides financial data by segment for the fiscal years ended June 30, 2006 and 2005.

	B&B ARMR	B&B Roadway (1)	Intelli-Site	DoorTek (2)	Corporate	Total
2006
Sales	$6,255,735	$4,653,964	$700,358	$668,108	$--	$12,278,165
Income (Loss) from operations	(2,268,943)	612,396	2,489	(18,107)	(839,316)	(2,511,481)
Interest expense	128,597	27,712	--	606	1,335,946	1,492,861
Total assets	7,122,922	1,138,262	191,573	23,375	1,552,042	10,028,174
Depreciation expense	131,693	--	8,735	--	998	141,426
Capital additions	9,083	--	2,040	--	7,249	18,372

2005
Sales	$12,105,678	$322,300	$602,258	$448,418	$--	$13,478,654
Income (Loss) from operations	(3,370,080)	8,165	(130,734)	48,260	(559,264)	(4,003,653)
Interest expense	335,265	--	--	1,196	604,836	941,297
Total assets	8,173,818	235,749	104,227	146,330	490,205	9,150,329
Depreciation expense	180,594	--	13,035	--	1,654	195,283
Capital additions	195,965	--	12,977	2,116	--	211,058

(1) Includes only data since formation date of March 4, 2005.

(2) Includes only data since acquisition date of December 16, 2004.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  RELATED PARTY TRANSACTIONS

During fiscal 2006, B&B Roadway, our joint venture partnership, owned 65% by our wholly owned subsidiary B&B ARMR Corporation and 35% by Causey Lyon Enterprises, Inc. (“CLE”), had the following transactions with CLE:

For the Year Ended June 30, 2006
Purchases (from)	3,242,707
Management Fees (paid to)	489,330

In addition, B&B Roadway had the following balances with CLE:

June 30, 2006
Accounts Receivable	808
Accounts Payable	456,529

These transactions and resultant balances are in accordance with the terms and conditions of the joint venture agreement entered into by B&B ARMR Corporation and CLE on March 4, 2005.  The transactions and balances for fiscal year 2005 are immaterial for financial reporting purposes.

13. ACQUISITION

On December 15, 2004, the Company acquired all of the issued and outstanding shares of common stock of DoorTek Corporation, a manufacturer of access control systems and other physical security system products.  The following unaudited pro forma consolidated statement of operations information has been prepared as if this acquisition had occurred at the beginning of the period presented.

For the Year Ended June 30, 2005
Sales	$13,903,618
Net loss allocable to
common stockholders	$(5,082,494)
Net loss per share allocable
to common stockholders,
basic and diluted	$(0.06)
Weighted average shares
outstanding,
basic and diluted	83,310,551

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SUBSEQUENT EVENT – FINANCING

On October 6, 2006, we issued two unsecured convertible promissory notes to RUSGIT and US Special Opportunities Trust PLC (“USSO”) (formerly known as BFS US Special Opportunities Trust (“BFS”)) in exchange for an aggregate $750,000 cash investment.  Each of the convertible promissory notes is in the original principal amount of $375,000, mature on October 6, 2009 and bear interest at an annual rate of 6%.  Interest to be accrued during the first year the notes are outstanding was paid in cash on the date of issuance of the notes, and interest accruing after the first year will be payable in cash in quarterly installments.  The notes are convertible at the option of the holder into shares of the common stock of ISSI at the then-current market price, subject to standard anti-dilution adjustments, upon:

▪

the conversion of all or substantially all of our outstanding convertible indebtedness into shares of our capital stock; or

▪

a change of control of the Company.

The common stock to be issued upon conversion of the notes is subject to registration rights agreements previously entered into with each of RUSGIT, and USSO.  Under the registration rights agreements, we agreed to file an a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to RUSGIT and USSO upon conversion of the notes.

Simultaneously with the execution of the notes, we and our subsidiaries entered into an Amended Royalty Agreement with Renn III, RUSGIT and USSO, replacing the prior Royalty Agreement with Renn III, RUSGIT and USSO entered into on June 16, 2006.  Under the terms of the Royalty Agreement, we and our subsidiaries are to pay the lenders a fixed percentage of sales made from narrowly defined new projects.  The total royalty payments cannot exceed $100,000 in any year, or $25,000 in any calendar quarter.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes or disagreements required to be reported under this Item 8.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) (our principal executive and principal financial officer) and Chief Accounting Officer (CAO), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation included consideration of the various processes carried out under the direction of our CEO and CAO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CAO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO and CAO concluded that, as of the end of the period covered by this report, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.  Due to this material weakness as discussed below, in preparing our financial statements as of and for the fiscal year ending June 30, 2006, we performed compensating additional procedures and processes designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

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

While we believe that we have taken the steps necessary to remediate this material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements, we are still in the process of evaluating these controls.  Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

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

C. A. RUNDELL, JR., 74, has been a Director since March 1999 and served as Chief Executive Officer from August 2000 until March 2006.  Mr. Rundell is also Chairman of the Board of Directors of both Intelli-Site, Inc. and DoorTek Corporation.  Since 1988, Mr. Rundell has owned and operated Rundell Enterprises, a sole proprietorship engaged in providing acquisition and financial services to business enterprises.  From October 1996 until December 1998, Mr. Rundell served as the Chief Executive Officer of Tyler Corporation.  From April 1989 until July 2000, Mr. Rundell served as a director and the Chairman of the Board of NCI Building Systems, Inc.  Mr. Rundell currently serves as a director of Renaissance US Growth Investment Trust, PLC.  Mr. Rundell earned an M.B.A. with Distinction from Harvard University and a B.S. in Chemical Engineering from The University of Texas at Austin.

WILLIAM D. BREEDLOVE, 66, has been a Director since May 2001.  Mr. Breedlove has served as President of HBW Investments, Inc., a private investment firm, since August 1996.  Mr. Breedlove has held senior management positions in commercial and merchant banking for over 30 years.  Prior to HBW’s formation in 1996, Mr. Breedlove was chairman, managing director and co-founder of Breedlove Wesneski & Co., a private merchant banking firm.  From 1984 to 1989, Mr. Breedlove also served as president and director of Equus Capital Corporation, the corporate general partner of three public and private limited partnerships operating as management leveraged buyout funds.  Mr. Breedlove’s experience also includes 22 years at First National Bank in Dallas, the last three years of which he served as chairman and chief executive officer of the lead bank and vice chairman of InterFirst Corporation.  Mr. Breedlove currently serves as a director of NCI Building Systems, Inc., and five private companies.  He has previously served as director of several other publicly-held companies, including InterFirst Corporation, Texas Oil and Gas Corporation, Dillard’s Department Stores, Local Financial Corporation, and Cronus Industries, Inc.  Mr. Breedlove received his B.B.A. degree in finance and banking from the University of Texas at Austin.

RUSSELL CLEVELAND, 67, has been a Director since February 2001.  Mr. Cleveland is the President, Chief Executive Officer, sole Director and the majority shareholder of Renn Capital Group, Inc.  He has served as President, Chief Executive Officer and director of Renaissance Capital Growth & Income Fund III, Inc. since its inception in 1994.  Mr. Cleveland is a Chartered Financial Analyst with more than 41 years experience as a specialist in investments for smaller capitalization companies.  Mr. Cleveland has also served as President of the Dallas Association of Investment Analysts.  He serves on the Boards of Directors of Renaissance US Investment Trust PLC, CaminoSoft Corp., Cover-All Technologies, Inc. and Tutogen Medical, Inc.  Mr. Cleveland is a graduate of the Wharton School of Commerce and Finance of the University of Pennsylvania.

VERNON H. ‘Jay’ FOERSTERLING, JR., 48, has been a Director since March 2006. Mr. Foersterling has been the President and Chief Executive officer of ISSI since March 2006 and the President and Chief Executive Officer B&B ARMR Corporation since April 2006. He has over 25 years of experience with smaller manufacturing companies in a variety of senior management and advisory roles. Prior to joining ISSI, Mr. Foersterling held a Division President role with Roper Industries, Inc. and various senior consulting roles with RSM McGladrey, Inc., A.T. Kearney and Ernst & Young. Mr. Foersterling holds an MBA and a B.S. in Political Science from Utah State University in Logan, Utah.

ROBERT M. GALECKE, 64, has been a Director since May 1996.  Mr. Galecke is currently Senior Vice President of Finance and Administration for the University of Dallas.  Prior to that, from 1993 to May 1996, he was a principal in the corporate consulting firm of Pate, Winters & Stone, Inc.  From 1986 until 1992, he served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southmark Corporation, a financial services insurance and real estate holding company.  From 1989 to 1995, Mr. Galecke served as Chairman of the board, President and Chief Executive Officer of National Heritage, Inc.  Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a B.S. in Economics from the University of Wisconsin at Stevens Point.

FRANK R. MARLOW, 68, has been a Director since May 1995.  Mr. Marlow served as Vice President, Sales and Marketing from October 1993 to February 1995.  Mr. Marlow has been Vice President of Sales, Western Region, for ACI, a publicly traded company headquartered in Omaha, Nebraska since March 2003.  ACI sells electronic payments engines to banks, credit card companies, large payment processors and merchant processors with over 600 customers around the world.  In addition, Mr. Marlow is currently a Senior Partner with SMI Consulting, a sales and marketing consulting firm.  Mr. Marlow was Vice President of Sales for Cofiniti, formerly Money Star, a technology company based in Austin, Texas from 1998 until 2001.  From 1995 until 1998, Mr. Marlow was Vice President of Hogan Systems, a publicly traded company subsequently purchased by Computer Sciences Corp.  Previously, Mr. Marlow served in various executive sales and training positions at IBM, Docutel Corporation, UCCEL Corporation and Syntelligence Corporation.

In addition to Messrs. Rundell and Foersterling, the following individuals are significant employees of the Company and its subsidiaries.

RICHARD B. POWELL, 42, is currently the Vice President, Chief Accounting Officer and Secretary.  Mr. Powell joined our company in April 1998 as Corporate Controller, became Vice President, Chief Accounting Officer in April 2001, and Secretary in May 2001.  Prior to joining our company, Mr. Powell was the Accounting Manager at Medical City Dallas Hospital from 1995 to 1998, Accounting Manager of HealthCor, Inc., a home health care company, from 1993 to 1995 and Accounting Supervisor of Signature Home Care Group, Inc., a home health care company, from 1989 to 1993.  Mr. Powell holds a B.S. in Accounting from McNeese State University.

ROBERT “BOB” GARDNER, 72, is the President of DoorTek Corporation.  Mr. Gardner joined our company in December 2004, when we acquire DoorTek.  Mr. Gardner has served as the President of DoorTek since 1998.  Prior to his employment at DoorTek, Mr. Gardner held senior management and sales positions with EO-Integrated Systems, Xetron Corporation, Kidde Automated Systems and Dukane Automated Systems, Inc.

G.M. “JOHN” ULIBARRI, 49, is the President and Chief Executive Officer of Intelli-Site, Inc.  Mr. Ulibarri joined our company in April 2001 as Vice President of Engineering and Operations, was promoted to Executive Vice President in December of 2002, and President in January of 2004.  Prior to joining our company, Mr. Ulibarri served in various senior management and engineering positions with major security and communications systems integration concerns throughout the US.  Mr. Ulibarri holds a B.S. in Computer Engineering from the University of New Mexico.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), Messrs. Breedlove, Foersterling, Galecke, Marlow and Rundell had late filings during the fiscal year ending June 30, 2006.  Filings of Messrs. Breedlove, Galecke, Marlow and Rundell included Form 4 filings that should have been made in connection with issuances of common stock to such individuals in connection with meetings of our Board of Directors held on August 25, 2005, October 28, 2005, December 16, 2005 and February 23, 2006.  Filings of Mr. Foersterling included a Form 4 that should have been filed in connection with options to purchase 1,000,000 shares of our common stock granted to Mr. Foersterling on March 2, 2006.  None of such filings have been made.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions because of our current and intense focus on attaining overall company profitability.  We plan to adopt a code of ethics in the near future.

Item 10. Executive Compensation

Summary Compensation Table

The following table shows the compensation of the Chief Executive Officers and the executive officers of the company and its subsidiaries whose compensation exceeded $100,000 for the fiscal years ended June 30, 2006, 2005 and 2004.

	Annual Compensation				Long-Term Compensation Award
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
C. A. Rundell, Jr.	2006	$50,000	--	--	78,783	--	--	--
Chairman of the Board	2005	66,667	--	--	43,700	200,000	--	--
	2004	50,000	--	--	28,433	300,000	--	--

Vernon H. Foersterling, Jr.	2006	$53,333	--	--	--	1,000,000	--	--
President and CEO
President and CEO of
B&B ARMR Corporation (1)

Peter Beare	2006	$158,292	--	--	--	1,000,000	--	--
Former President	2005	173,000	--	--	--	--	--	--
Former President and CEO of	2004	185,500	--	--	--	450,000	--	--
B&B ARMR Corporation (2)

Paul Roland	2006	$10,458	$10,000	--	--	--	--	--
Former President	2005	125,500	10,000	--	--	--	--	--
B&B ARMR Corporation (3)	2004	104,500	--	--	--	--	--	--

Scott Rosenbloom	2006	$26,146	$10,000	--	--	--	--	--
Former Exec. Vice-President	2005	125,500	10,000	--	--	--	--	--
B&B ARMR Corporation (4)	2004	104,500	--	--	--	--	--	--

Jack G. Caldwell	2006	$--	--	--	--	--	--	--
Former President	2005	--	--	--	--	--	--	--
B&B Electromatic, Inc. (5)	2004	13,375	--	--	--	--	--	--

____________________

(1) Began employment on March 1, 2006.

(2) Began employment on May 19, 2003 and resigned as of September 29, 2006.

(3) Began employment on September 5, 2003 and resigned as of July 26, 2005.

(4) Began employment on September 5, 2003 and resigned as of September 16, 2005.

(5) Resigned as of July 31, 2003.

No other executive officer’s salary and bonus exceeded $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the company during the fiscal years ended June 30, 2006, 2005 or 2004.

Stock Option Grants

The following table provides information concerning the grant of stock options during the twelve months ended June 30, 2006 to the named executive officers:

Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted To Employees In Fiscal Year	Exercise Price	Expiration Date
Vernon H. Foersterling, Jr. (1)	1,000,000	36.90%	$ 0.200	03/02/16
Peter Beare (1)	1,000,000	36.90%	0.195	07/18/15

_____________________

(1)

The vesting schedule for these options is:  25% six months from the grant date and 25% each year thereafter.

Option Exercises and Holdings

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the Company at June 30, 2006.

	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year End		Value of Unexercised In-The-Money Options/SARs At Fiscal Year End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
C. A. Rundell, Jr.	1,144,816	175,000	$--	$--
Peter Beare	687,500	862,500	20,000	--
Gerald K. Beckmann	314,473	--	--	--
Vernon H. Foersterling, Jr.	--	1,000,000	--	200,000

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock, beneficially owned as of September 30, 2006 by (a) each director and named executive officer of the company, (b) all persons who are known by the company to be beneficial owners of 5% or more of the company’s outstanding common stock and (c) all officers and directors of the company as a group.  Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.  Our common stock and Series D preferred stock are our only classes of voting securities.  All of the Series D preferred stock is convertible into shares of common stock at any time.  The holder of each share of Series D preferred stock is entitled to one vote for each share of common stock into which such share of Series D preferred stock could then be converted.  Presently, the holder of each share of Series D preferred stock is entitled to 25 votes.  For purposes of the beneficial ownership calculations below, the Series D preferred stock is included in this table on an “as converted” basis.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Renaissance US Growth Investment Trust PLC (2)	35,199,120	38.5%
Renaissance Capital Growth & Income Fund III, Inc. (3)	34,330,757	37.5%
US Special Opportunities Trust PLC (4)	19,239,655	21.0%
Russell Cleveland (5)(6)(7)	88,920,121	97.3%
C. A. Rundell, Jr. (5)(6)(8)	8,049,507	8.8%
William D. Breedlove (5)(6)(9)	666,305	0.7%
Robert M. Galecke (5)(6)(10)	441,607	0.5%
Frank R. Marlow (5)(6)(11)	438,476	0.5%
G.M. “John” Ulibarri (5)(6)(12)	350,000	0.4%
Richard B. Powell (5)(6)(13)	290,770	0.3%
Robert “Bob” Gardner (5)(6)	114,286	0.1%
All current directors and executive officers as a group (8 persons)	99,271,002	108.6%

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

(2)

Includes 3,000,000 shares of common stock issuable upon the exercise of outstanding convertible promissory notes within 60 days; 19,229 shares of common stock issuable upon the exercise of outstanding options excercisable within 60 days; 1,114,706 shares of common stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.  The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(3)

Includes 2,000,000 shares of common stock issuable upon the exercise of outstanding convertible promissory notes within 60 days; 19,648 shares of common stock issuable upon the exercise of outstanding options excercisable within 60 days; 838,235 shares of common stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.    The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(4)

Includes 10,250,000 shares of common stock issuable upon the exercise of outstanding convertible promissory notes within 60 days and 864,706 shares of common stock issuable upon the exercise of warrants within 60 days.  The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(5)

The address for this person is 8200 Springwood Drive, Suite 230, Irving, TX 75063.

(6)

Mr. Rundell is a director, chairman of the board and chief executive officer of the company. Messrs. Breedlove, Cleveland, Marlow, and Galecke are directors of the company.  Mr. Ulibarri became the president and chief executive officer of Intelli-Site, Inc., effective January 1, 2004.  Mr. Powell is vice president, chief accounting officer and secretary of the company.   Mr. Gardner retained his position as President of DoorTek Corporation upon the company’s acquisition of DoorTek on December 15, 2004.

(7)

Includes 15,250,000 shares of common stock issuable upon the exercise of outstanding convertible promissory notes within 60 days; 69,814 shares of common stock issuable upon the exercise of outstanding options excercisable within 60 days; 2,817,647 shares of common stock issuable upon the exercise of warrants within 60 days; and 375,000 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.  The address for this person is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(8)

Includes 1,269,816 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days; 1,260,544 shares of common stock issuable upon the exercise of warrants within 60 days; 600,000 shares of common stock issuable upon the exercise of outstanding convertible promissory notes within 60 days; and 331,250 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.

(9)

Includes 172,526 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(10)

Includes 91,529 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days and 12,500 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.

(11)

Includes 91,529 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days and 31,250 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.

(12)

Includes 350,000 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(13)

Includes 290,700 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of June 30, 2006:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders
1993 Stock Option Plan	9,873	$ 1.80	490,127
1997 Omnibus Stock Plan	6,450,951	0.36	7,049
TOTAL	6,460,824	$ 0.31	497,176

Item 12. Certain Relationships and Related Transactions

On September 29, 2005, C. A. Rundell, Jr., our chairman and chief executive officer, purchased the following two notes receivable from our B&B ARMR subsidiary:

•

a 6% note from B&B Roadway, LLC to B&B ARMR having a face amount of $100,000 and a term of two years.  Mr. Rundell purchased this note for the sum of $93,482; and

•

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

In connection with the issuance of the convertible promissory notes, we issued a stock purchase warrant to each of RUSGIT and BFS.  The stock purchase warrants entitle each of RUSGIT and BFS to purchase up to 350,000 shares of our common stock for $0.25 per share.

Also as a part of this transaction, we entered into a registration rights agreement with each of RUSGIT and BFS.  Under the registration rights agreement, we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable upon conversion and exercise of the convertible promissory notes and warrants.

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

On June 16, 2006, we issued three unsecured convertible promissory notes to Renn III, RUSGIT and BFS in exchange for an aggregate $1,100,000 cash investment.  The original principal amount of the notes was $400,000 for the Renn III note, $400,000 for the RUSGIT note, and $300,000 for the BFS note.  Each note matures on June 16, 2009 and bears interest at an annual rate of 6%.  Interest to be accrued during the first year the notes are outstanding was paid in cash on the date of issuance of the notes, and interest accruing after the first year will be payable in cash in quarterly installments.  The notes are convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments, upon:

▪

the conversion of all or substantially all of our outstanding convertible indebtedness into shares of our capital stock; or

▪

a change of control of the Company.

The common stock to be issued upon conversion of the notes is subject to registration rights agreements previously entered into with each of Renn III, RUSGIT, and BFS.  Under the registration rights agreements, we agreed to file an a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to Renn III, RUSGIT and BFS upon conversion of the notes.

Simultaneously with the execution of the notes, we and our subsidiaries entered into a Royalty Agreement with Renn III, RUSGIT and BFS.  Under the terms of the Royalty Agreement, we and our subsidiaries are to pay the lenders a fixed percentage of sales made from narrowly defined new projects.  The total royalty payments cannot exceed $100,000 in any year, or $25,000 in any calendar quarter.

On October 6, 2006, we issued two unsecured convertible promissory notes to RUSGIT and BFS in exchange for an aggregate $750,000 cash investment.  Each of the convertible promissory notes is in the original principal amount of $375,000 and bears interest at an annual rate of 6%.  Interest to be accrued during the first year the notes are outstanding was paid in cash on the date of issuance of the notes, and interest accruing after the first year will be payable in cash in quarterly installments.  The notes are convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments, upon:

▪

the conversion of all or substantially all of our outstanding convertible indebtedness into shares of our capital stock; or

▪

a change of control of the Company.

The common stock to be issued upon conversion of the notes is subject to registration rights agreements previously entered into with each of RUSGIT, and BFS.  Under the registration rights agreements, we agreed to file an a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to RUSGIT and BFS upon conversion of the notes.

Simultaneously with the execution of the notes, we and our subsidiaries entered into an Amended Royalty Agreement with Renn III, RUSGIT and BFS, replacing the prior Royalty Agreement with Renn III, RUSGIT and BFS entered into on June 16, 2006.  Under the terms of the Royalty Agreement, we and our subsidiaries are to pay the lenders a fixed percentage of sales made from narrowly defined new projects.  The total royalty payments cannot exceed $100,000 in any year, or $25,000 in any calendar quarter.

We believe that the terms of the foregoing transactions were on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Item 13.  Exhibits

2.1

Agreement and Plan of Merger, by and among Integrated Security Systems, Inc., ARMR Services Corporation, ISSI Merger Sub, Inc. and the Officers and Shareholders of ARMR Corporation, dated September 5, 2003. (9)

3.1

Amended and Restated Certificate of Incorporation of Integrated Security Systems, Inc., as amended to date. (17)

3.2

Amended and Restated Bylaws of Integrated Security Systems, Inc. (1)

4.1

Specimen certificate for Common Stock of Integrated Security Systems, Inc. (1)

4.2

Certificate of Designation, Preferences and Rights of Series A $20 Convertible Preferred Stock. (2)

4.3

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (19)

4.4

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and Renaissance US Growth Investment Trust PLC. (20)

4.5

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and BFS US Special Opportunities Trust PLC. (20)

4.6

Registration Rights Agreement, dated December 14, 2005, between Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. (21)

10.1*

Integrated Security Systems, Inc. 1993 Stock Option Plan, dated September 7, 1993, as amended on December 30, 1994. (1)

10.2*

Form of Integrated Security Systems, Inc. 1993 Incentive Stock Option Agreement. (1)

10.3*

Form of Integrated Security Systems, Inc. 1993 Non-Qualified Stock Option Agreement. (1)

10.4*

Integrated Security Systems, Inc. 1997 Long-Term Incentive Plan. (7)

10.5*

Form of Indemnification Agreement by and between Integrated Security Systems, Inc. and its officers and directors. (1)

10.6

Lease Agreement, dated November 7, 2003, between TPLP Office Park Properties and Integrated Security Systems, Inc. for property located in Irving, TX. (17)

10.7

Form of Warrant Agreement for purchase of Common Stock, executed March 29, 1996. (3)

10.8

Form of Convertible Promissory Note. (6)

10.9

Form of Non-Convertible Promissory Note. (6)

10.10

Form of Stock Purchase Warrant. (12)

10.11

Promissory Note, dated October 1, 2003, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $200,000. (10)

10.12

Promissory Note, dated October 1, 2003, payable to Frost National Bank FBO Renaissance US Growth  Investment Trust PLC in the amount of $200,000. (10)

10.13

Stock Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. (10)

10.14

Stock  Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (10)

10.15

Convertible Promissory Note, dated September 5, 2003, payable to BFS US Special Opportunities Trust PLC in the amount of $500,000. (11)

10.16

Promissory Note, dated September 26, 2003, payable to C. A. Rundell, Jr. in the amount of $100,000. (12)

10.17

Stock Purchase Warrant, dated September 26, 2003, issued to C. A.  Rundell, Jr. (12)

10.18

Promissory Note, dated July 28, 2004, payable to C. A. Rundell,  Jr. in the amount of $150,000. (14)

10.19

Promissory Note, dated August 5, 2004, payable to BFS US Special Opportunities Trust PLC in the amount of $1,000,000. (13)

10.20

Amended and Restated Pledge Agreement, dated August 5, 2004, between Integrated Security Systems, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (13)

10.21

Amended and Restated Security Agreement, dated August 5, 2004, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (13)

10.22

Letter Agreement by Integrated Security Systems, Inc., B&B ARMR Corporation and Intelli-Site, Inc. in favor of, and agreed to and accepted on August 20, 2004 by, Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (13)

10.23

Loan Agreement, dated November 30, 2004, by and among Integrated Security Systems, Inc. and those certain Investors set forth on the signature page to the Loan Agreement. (15)

10.24

Form of Subordinated 10% Convertible Promissory Note due November 30, 2009, issued by Integrated Security Systems, Inc. to each of the Investors set forth on the signature page to the Loan Agreement. (15)

10.25

Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO Renaissance  Capital Growth & Income Fund III, Inc. in the amount of $175,000. (18)

10.26

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. (18)

10.27

Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $175,000. (18)

10.28

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (18)

10.29

Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $175,000. (18)

10.30

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (18)

10.31

Promissory Note, dated May 4, 2005, payable to C. A. Rundell, Jr. in the amount of $200,000. (18)

10.32

Stock Purchase Warrant, dated May 4, 2005 issued to C. A. Rundell, Jr. (18)

10.33

Security Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation and Laurus Master Fund, Ltd. (19)

10.34

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (19)

10.35

Secured Revolving Note, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (19)

10.36

Form of Secured Convertible Minimum Borrowing Note, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (19)

10.37

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (19)

10.38

Stock Pledge Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc., Laurus Master Fund, Ltd. and the wholly-owned subsidiaries of Integrated Security Systems, Inc. (19)

10.39

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $250,000. (20)

10.40

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (20)

10.41

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $250,000. (20)

10.42

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (20)

10.43

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $500,000.

10.44

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $500,000. (21)

10.45

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $500,000. (21)

10.46

Security Agreement, dated December 14, 2005, between Integrated Security Systems, Inc., B&B ARMR Corporation, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent. (21)

10.47

Convertible Promissory Note, dated June 16, 2006, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $400,000. (22)

10.48

Convertible Promissory Note, dated June 16, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $400,000. (22)

10.49

Convertible Promissory Note, dated June 16, 2006, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $300,000. (22)

10.50

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $375,000. (23)

10.51

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO US Special Opportunities Trust PLC in the amount of $375,000. (23)

10.52

Amended Royalty Agreement, dated October 6, 2006, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation, Renaissance Capital Growth & Income Fund III, Inc., US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent. (23)

16.1

Letter of Grant Thornton LLP on Change in Certifying Accountant. (16)

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

(6)

Incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001, accession number 0000950134-01-507281, SEC file number 001-11900, film number 1759307.

(7)

Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-76558).

(8)

Incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2002.

(9)

Incorporated by reference to the Company’s Form 8-K filed on September 22, 2003.

(10)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000198.

(11)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000194.

(12)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000196.

(13)

Incorporated by reference to the Company’s Form 8-K filed on August 31, 2004.

(14)

Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

(15)

Incorporated by reference to the Company’s Form 8-K filed on December 3, 2004.

(16)

Incorporated by reference to the Company’s Form 8-K filed on January 18, 2005.

(17)

Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (No. 333-122849) filed on April 8, 2005.

(18)

Incorporated by reference to the Company’s Form 10-QSB for the quarter ended March 31, 2005.

(19)

Incorporated by reference to the Company’s Form 8-K filed on August 5, 2005.

(20)

Incorporated by reference to the Company’s Form 8-K filed on October 28, 2005.

(21)

Incorporated by reference to the Company’s Form 8-K filed on December 16, 2005.

(22)

Incorporated by reference to the Company’s Form 8-K filed on June 19, 2006.

(23)

Incorporated by reference to the Company’s Form 8-K filed on October 11, 2006.

+

Filed herewith.

*

Indicates management contract or compensatory plan or arrangement.

Item 14.  Principal Accountant Fees and Services

Weaver and Tidwell, L.L.P.

The following information summarizes the fees paid or payable to Weaver and Tidwell, L.L.P. for services rendered for the fiscal years ended June 30, 2006 and June 30, 2005.

Audit Fees.  Fees for audit services totaled $49,294 in fiscal year 2006 and $44,000 in fiscal year 2005. Audit fees in fiscal year 2006 include audit fees associated with the reviews of the Company’s quarterly reports on Form 10-QSB for the periods ending September 30, 2005, December 31, 2005 and March 31, 2006.  Audit fees in fiscal year 2005 include fees associated with the annual audit and the review of the Company’s quarterly report on Form 10-QSB for the period ending March 31, 2005.

Audit-Related Fees.  The Company did not pay any audit-related service fees to Weaver and Tidwell, L.L.P., other than the fees described above, for services rendered during fiscal year 2006 or 2005.

Tax Fees.  The Company did not pay any fees for tax compliance, tax consulting or advisory services to Weaver and Tidwell, L.L.P. for services rendered during fiscal year 2006 or 2005.

All Other Fees.  The Company was not billed for fees for any other services not described above in fiscal year 2006 or 2005.

Grant Thornton LLP

The following information summarizes the fees paid or payable to Grant Thornton LLP for services rendered for the fiscal year ended June 30, 2005.

Audit Fees.  Fees for audit services totaled $8,400 in fiscal year 2005. Audit fees in fiscal year 2005 include fees associated with the reviews of the Company’s quarterly reports on Form 10-QSB for the periods ending September 30, 2004 and December 31, 2004.

Audit-Related Fees.  The Company did not pay any audit-related service fees to Grant Thornton LLP, other than the fees described above, for services rendered during fiscal year 2005.

Tax Fees.  The Company did not pay any fees for tax compliance, tax consulting or advisory services to Grant Thornton LLP for services rendered during fiscal year 2005.

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

Date: October 13, 2006

/s/ VERNON H. FOERSTERLING, JR.

Vernon H. Foersterling, Jr.

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 13, 2006

/s/ C. A. RUNDELL, JR.

C. A. Rundell, Jr.

Director, Chairman of the Board

Date: October 13, 2006

/s/ VERNON H. FOERSTERLING, JR.

Vernon H. Foersterling, Jr.

Director, President and Chief Executive Officer

(Principal Executive and Financial Officer)

Date: October 13, 2006

/s/ RICHARD B. POWELL

Richard B. Powell

Vice President, Chief Accounting Officer, Secretary

(Principal Accounting Officer)

Date: October 13, 2006

/s/ WILLIAM D. BREEDLOVE

William D. Breedlove

Director

Date: October 13, 2006

/s/ RUSSELL CLEVELAND

Russell Cleveland

Director

Date: October 13, 2006

/s/ ROBERT M. GALECKE

Robert M. Galecke

Director

Date: October 13, 2006

/s/ FRANK R. MARLOW

Frank R. Marlow

Director

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, by and among Integrated Security Systems, Inc., ARMR Services Corporation, ISSI Merger Sub, Inc. and the Officers and Shareholders of ARMR Corporation, dated September 5, 2003. (9)

3.1

Amended and Restated Certificate of Incorporation of Integrated Security Systems, Inc., as amended to date. (17)

3.2

Amended and Restated Bylaws of Integrated Security Systems, Inc. (1)

4.1

Specimen certificate for Common Stock of Integrated Security Systems, Inc. (1)

4.2

Certificate of Designation, Preferences and Rights of Series A $20 Convertible Preferred Stock. (2)

4.3

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (19)

4.4

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and Renaissance US Growth Investment Trust PLC. (20)

4.5

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and BFS US Special Opportunities Trust PLC. (20)

4.6

Registration Rights Agreement, dated December 14, 2005, between Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. (21)

10.1*

Integrated Security Systems, Inc. 1993 Stock Option Plan, dated September 7, 1993, as amended on December 30, 1994. (1)

10.2*

Form of Integrated Security Systems, Inc. 1993 Incentive Stock Option Agreement. (1)

10.3*

Form of Integrated Security Systems, Inc. 1993 Non-Qualified Stock Option Agreement. (1)

10.4*

Integrated Security Systems, Inc. 1997 Long-Term Incentive Plan. (7)

10.5*

Form of Indemnification Agreement by and between Integrated Security Systems, Inc. and its officers and directors. (1)

10.6

Lease Agreement, dated November 7, 2003, between TPLP Office Park Properties and Integrated Security Systems, Inc. for property located in Irving, TX. (17)

10.7

Form of Warrant Agreement for purchase of Common Stock, executed March 29, 1996. (3)

10.8

Form of Convertible Promissory Note. (6)

10.9

Form of Non-Convertible Promissory Note. (6)

10.10

Form of Stock Purchase Warrant. (12)

10.11

Promissory Note, dated October 1, 2003, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $200,000. (10)

10.12

Promissory Note, dated October 1, 2003, payable to Frost National Bank FBO Renaissance US Growth  Investment Trust PLC in the amount of $200,000. (10)

10.13

Stock Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. (10)

10.14

Stock  Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (10)

10.15

Convertible Promissory Note, dated September 5, 2003, payable to BFS US Special Opportunities Trust PLC in the amount of $500,000. (11)

10.16

Promissory Note, dated September 26, 2003, payable to C. A. Rundell, Jr. in the amount of $100,000. (12)

10.17

Stock Purchase Warrant, dated September 26, 2003, issued to C. A.  Rundell, Jr. (12)

10.18

Promissory Note, dated July 28, 2004, payable to C. A. Rundell,  Jr. in the amount of $150,000. (14)

10.19

Promissory Note, dated August 5, 2004, payable to BFS US Special Opportunities Trust PLC in the amount of $1,000,000. (13)

10.20

Amended and Restated Pledge Agreement, dated August 5, 2004, between Integrated Security Systems, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (13)

10.21

Amended and Restated Security Agreement, dated August 5, 2004, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (13)

10.22

Letter Agreement by Integrated Security Systems, Inc., B&B ARMR Corporation and Intelli-Site, Inc. in favor of, and agreed to and accepted on August 20, 2004 by, Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (13)

10.23

Loan Agreement, dated November 30, 2004, by and among Integrated Security Systems, Inc. and those certain Investors set forth on the signature page to the Loan Agreement. (15)

10.24

Form of Subordinated 10% Convertible Promissory Note due November 30, 2009, issued by Integrated Security Systems, Inc. to each of the Investors set forth on the signature page to the Loan Agreement. (15)

10.25

Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO Renaissance  Capital Growth & Income Fund III, Inc. in the amount of $175,000. (18)

10.26

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. (18)

10.27

Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $175,000. (18)

10.28

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (18)

10.29

Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $175,000. (18)

10.30

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (18)

10.31

Promissory Note, dated May 4, 2005, payable to C. A. Rundell, Jr. in the amount of $200,000. (18)

10.32

Stock Purchase Warrant, dated May 4, 2005 issued to C. A. Rundell, Jr. (18)

10.33

Security Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation and Laurus Master Fund, Ltd. (19)

10.34

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (19)

10.35

Secured Revolving Note, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (19)

10.36

Form of Secured Convertible Minimum Borrowing Note, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (19)

10.37

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (19)

10.38

Stock Pledge Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc., Laurus Master Fund, Ltd. and the wholly-owned subsidiaries of Integrated Security Systems, Inc. (19)

10.39

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $250,000. (20)

10.40

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (20)

10.41

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $250,000. (20)

10.42

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (20)

10.43

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $500,000.

10.44

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $500,000. (21)

10.45

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $500,000. (21)

10.47

Security Agreement, dated December 14, 2005, between Integrated Security Systems, Inc., B&B ARMR Corporation, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent. (21)

10.47

Convertible Promissory Note, dated June 16, 2006, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $400,000. (22)

10.48

Convertible Promissory Note, dated June 16, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $400,000. (22)

10.49

Convertible Promissory Note, dated June 16, 2006, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $300,000. (22)

10.50

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $375,000. (23)

10.51

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO US Special Opportunities Trust PLC in the amount of $375,000. (23)

10.52

Amended Royalty Agreement, dated October 6, 2006, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation, Renaissance Capital Growth & Income Fund III, Inc., US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent. (23)

16.1

Letter of Grant Thornton LLP on Change in Certifying Accountant. (16)

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

(6)

Incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001, accession number 0000950134-01-507281, SEC file number 001-11900, film number 1759307.

(7)

Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-76558).

(8)

Incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2002.

(9)

Incorporated by reference to the Company’s Form 8-K filed on September 22, 2003.

(10)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000198.

(11)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000194.

(12)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000196.

(13)

Incorporated by reference to the Company’s Form 8-K filed on August 31, 2004.

(14)

Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

(15)

Incorporated by reference to the Company’s Form 8-K filed on December 3, 2004.

(16)

Incorporated by reference to the Company’s Form 8-K filed on January 18, 2005.

(17)

Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (No. 333-122849) filed on April 8, 2005.

(18)

Incorporated by reference to the Company’s Form 10-QSB for the quarter ended March 31, 2005.

(19)

Incorporated by reference to the Company’s Form 8-K filed on August 5, 2005.

(20)

Incorporated by reference to the Company’s Form 8-K filed on October 28, 2005.

(21)

Incorporated by reference to the Company’s Form 8-K filed on December 16, 2005.

(22)

Incorporated by reference to the Company’s Form 8-K filed on June 19, 2006.

(23)

Incorporated by reference to the Company’s Form 8-K filed on October 11, 2006.

+

Filed herewith.

*

Indicates management contract or compensatory plan or arrangement.