Form 10QSB
period 2006-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2006-11-14
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006.

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

As of October 31, 2006, 91,628,846 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format:         Yes  ☐   No  ☒

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,979	$702,274
Accounts receivable, net of allowance for doubtful accounts of $141,742 and $230,298, respectively	2,808,457	3,446,830
Inventories, net of reserves	710,943	726,050
Other current assets	101,381	130,691
Total current assets	3,730,760	5,005,845

Property and equipment, net	462,226	494,432
Goodwill	4,071,048	4,051,722
Other assets	434,118	476,175
Total assets	$8,698,152	$10,028,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – trade	$2,560,215	$2,504,546
Accrued liabilities	1,348,579	1,313,798
Demand note payable	675,347	1,491,335
Current portion of long-term debt	3,222,877	842,593
Total current liabilities	7,807,018	6,152,272

Long-term debt	8,349,781	10,754,069

Minority interest	171,370	105,297

Stockholders’ deficit:
Convertible preferred stock, $.01 par value, 750,000 shares authorized; 100,750 shares issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized; 91,432,740 and 90,628,108 shares, respectively, issued	914,327	906,281
Additional paid in capital	33,879,979	33,750,307
Accumulated deficit	(42,306,581)	(41,522,310)
Treasury stock, at cost – 50,000 common shares	(118,750)	(118,750)
Total stockholders’ deficit	(7,630,017)	(6,983,464)
Total liabilities and stockholders’ deficit	$8,698,152	$10,028,174

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2006	2005

Sales	$2,888,030	$2,382,152
Cost of sales	1,855,941	1,745,684
Gross margin	1,032,089	636,468

Operating expenses:
Selling, general and administrative	1,220,824	1,906,847
Research and product development	89,014	85,696
	1,309,838	1,992,543

Loss from operations	(277,749)	(1,356,075)

Other expense:
Interest expense	(413,499)	(293,780)

Loss before minority interest	(691,248)	(1,649,855)

Minority interest	(93,023)	(52,980)

Net loss	(784,271)	(1,702,835)

Preferred dividend requirement	(41,400)	(41,400)

Net loss allocable to common stockholders	$(825,671)	$(1,744,235)

Weighted average common shares outstanding	91,226,988	86,277,272

Basic and diluted net loss per share	$(0.01)	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(784,271)	$(1,702,835)
Adjustments to reconcile net loss to net cash provided(used) in operating activities:
Depreciation	34,843	40,414
Amortization	41,378	101,595
Provision for bad debt	--	33,947
Provision for warranty reserve	1,517	19,661
Expenses paid with common stock	105,823	--
Stock option expense	23,771	--
Amortization of debt discount	84,627	71,228
Minority interest	93,023	52,980
Changes in operating assets and liabilities,
net of effects of acquisition:
Accounts receivable	638,373	353,208
Inventories	15,107	99,532
Other assets	29,989	59,381
Accounts payable	55,664	37,138
Accrued liabilities	33,264	141,200
Net cash provided(used) in operating activities	373,108	(692,551)

Cash flows from investing activities:
Purchase of property and equipment	(2,635)	(3,138)
Purchase of business	(19,326)	(47,981)
Net cash used in investing activities	(21,961)	(51,119)

Cash flows from financing activities:
Employee stock option exercise	8,125	1,875
Payments on debt and other liabilities	(924,617)	(56,694)
Proceeds from notes payable and long-term debt	--	872,527
Distribution to minority interest	(26,950)	(9,000)
Net cash provided(used) in financing activities	(943,442)	808,708

Increase (decrease) in cash and cash equivalents	(592,295)	65,038
Cash and cash equivalents at beginning of period	702,274	305,495
Cash and cash equivalents at end of period	$109,979	$370,533

Supplemental disclosure
Noncash financing activities:
Debt payment made directly to lender for debt refinancing	$--	$1,160,867
Fair market value of warrants issued regarding credit facility	--	214,597

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended September 30, 2006 and 2005

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. (the “Company”) and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated.  For further information, refer to the consolidated financial statements and footnotes thereto included in our fiscal 2006 Annual Report on Form 10-KSB filed on October 13, 2006 with the Securities and Exchange Commission.

Note 2 – Stock-based Compensation

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R was effective for fiscal years beginning after December 15, 2005 and therefore we began recognizing option expense as of July 1, 2006. In implementing FAS 123R, we have adopted the “modified prospective approach” under which options which were unvested at July 1, 2006 will continue to be accounted for under FAS 123, except that the expense will be recorded in the statement of operations. An expense of $23,771 was recorded in the quarter ended September 30, 2006. The known amount of compensation expense to be recognized in future periods through fiscal 2008 is $142,656.

Prior to July 1, 2006, we accounted for stock-based compensation to employees using the intrinsic value method.  Accordingly, compensation cost for stock options to employees was measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock. The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2006 and 2005:  no dividend yield, expected lives of three and five years with historical volatility and risk-free interest rates as outlined in the following table:

	For the Year Ended June 30,
	2006	2005
Expected volatility	99.29% - 109.96%	107.78%
Risk-free interest rate	3.80% - 4.63%	3.42%
Forfeiture rate	20%	20%

There were no grants made in the quarter ended September 30, 2006.

If we had recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) for the three months ended September 30, 2006, based on the fair value at the grant dates, our pro forma net loss and net loss per share would have been as follows:

For the Three Months Ended September 30, 2006
Net loss, as reported	$(1,702,835)
Add: Stock-based employee compensation expense determined under the intrinsic value method included in reported net loss	--
Deduct: Stock-based employee compensation expense determined under the fair value method	(83,608)
Pro forma net loss	$(1,786,443)

Earnings per share:
Basic and Diluted – as reported	$(0.02)
Basic and Diluted – pro forma	$(0.02)

Note 3 - Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current period presentation.

Note 4 – Accounts Receivable

The majority of our accounts receivable are due from companies in the perimeter security and road and bridge industries.  Credit is extended based on evaluation of a customer’s financial condition and credit history and, generally, collateral is not required.  Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts which are outstanding longer than the contractual payment terms are considered past due.  We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

	September 30,
	2006	2005

Accounts receivable:
Trade receivables	$2,950,199	$2,599,125
Less: allowance for doubtful receivables	(141,742)	(127,197)
	$2,808,457	$2,471,928

Allowance for doubtful receivables:
Beginning Balance	$230,298	$127,197
Bad debt expense	--	33,947
Accounts written-off	(88,556)	(33,947)
Ending Balance	$141,742	$127,197

Note 5 – Product Warranties

We have one-year, two-year and five-year warranties on products we manufacture both internally and externally.  The length of the warranty is dictated by competition.  We provide for repair or replacement of components and/or products that contain defects of material or workmanship. When we use other manufacturers’ components and manufacturing services, the warranties of the other manufacturers are passed to the dealers and end users. In some instances, we absorb the cost of these warranties internally. To date, the servicing and replacement of defective software components and products have not been material.

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assess the adequacy of our warranty liability based on changes in these factors.

The changes in our product warranty liability are as follows:

	September 30,
	2006	2005
Liability, beginning of year	$144,361	$250,017
Expense for new warranties issued	1,517	19,661
Warranty claims	(20,856)	(28,468)
Liability, end of period	$125,022	$241,210

Note 6 – Preferred Stock Dividend Arrearage

At September 30, 2006, we had dividends in arrears in the amount of $430,878 related to our outstanding Series A and Series D preferred stock, which consists of the following:

	Shares Outstanding	Dividends In Arrears
Series A $20	9,500	$--
Series D $20	91,250	430,878
	100,750	$430,878

Note 7 – Net Loss Per Share

We compute basic loss per common share using the weighted average number of common shares. At September 30, 2006 and 2005, there were 2,697,918 and 5,054,227 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to our reported net loss.

At September 30, 2006 and 2005, we had approximately 135,569,520 and 129,948,204 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of our outstanding equity instruments.

Note 8 – Debt

As of September 30, 2006, our current and long-term debt consisted of the following:

Total
Demand note payable:

Secured convertible minimum borrowing note and secured revolving note with a financial institution; interest at Wall Street Journal prime rate (8.25% as of September 30, 2006) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $131,143)	$675,347
$675,347
Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $205,900; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.38 per share; we may call the notes at $0.60 per share (based on certain restrictions)	$4,118,000

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2007	1,800,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $10,000; principal and accrued unpaid interest due December 31, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	1,100,000

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000

Notes payable to stockholders; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2007	500,000

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due November 11, 2007 (net of debt discount of $256,995)	468,004

Convertible note payable to stockholder; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $54,532)	445,468

Term note payable to a bank; due in monthly principal and interest installments of $10,500; interest at 10% and 10.5% at June 30, 2006 and 2005, respectively; secured by first mortgage on real estate; maturity date of February 26, 2008	333,089

Note payable to Chairman of the Board of Directors; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due December 31, 2006	328,386

Line of credit with a bank; maximum borrowing amount of $300,000; interest at Wall Street Journal prime rate (8.25% as of September 30, 2006) plus 2%; principal and accrued unpaid interest due on March 14, 2007	298,500

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2007	100,000

Note payable; interest at 6%; interest and principal payments of $8,607 due monthly through February 2007	42,395

Other	38,816
11,572,658
Less current portion	(3,222,877)
$8,349,781

Note 9 – Business Segments

Information for the Company’s reportable segments for the three months ended September 30, 2006 and 2005 is as follows:

	For the Three Months Ended September 30,
	2006	2005
Sales
B&B ARMR Corporation	$986,952	$1,086,193
B&B Roadway, LLC	1,600,348	998,426
Intelli-Site, Inc.	153,338	126,875
DoorTek Corporation	147,392	170,658
	$2,888,030	$2,382,152

Income (loss) from operations
B&B ARMR Corporation	$(282,578)	$(1,270,614)
B&B Roadway, LLC	277,133	154,005
Intelli-Site, Inc.	(39,696)	(44,940)
DoorTek Corporation	(4,668)	18
Corporate	(227,940)	(194,544)
	$(277,749)	$(1,356,075)

Note 10 – Subsequent Event – Financing

On October 6, 2006, we issued an unsecured convertible promissory note to each of Renaissance US Growth Investment Trust PLC (“RUSGIT”) and US Special Opportunites Trust PLC (“USSO”) (formerly known as BFS US Special Opportunites Trust (“BFS”)) in exchange for an aggregate $750,000 cash investment. Each of the convertible promissory notes is in the original principal amount of $375,000, mature on October 6, 2009 and bear interest at an annual rate of 6%. Interest to be accrued during the first year the notes are outstanding was paid in cash on the date of issuance of the notes, and interest accruing after the first year will be payable in cash in quarterly installments. The notes are convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments upon:

•

The conversion of all or substantially all of our outstanding convertible indebtedness into shares of our capital stock; or

•

A change of control of the Company.

The common stock to be issued upon conversion of the notes is subject to registration rights agreements previously entered into with each of RUSGIT and USSO. Under the registration rights agreements, we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to RUSGIT and USSO upon conversion of the notes.

Simultaneously with the execution of the notes, we and our subsidiaries entered into an Amended Royalty Agreement with Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”), RUSGIT and USSO, replacing the prior Royalty Agreement with Renn III, RUSGIT and USSO entered into on June 16, 2006. Under the terms of the Amended Royalty Agreement, we and our subsidiaries are to pay the lenders a fixed percentage of sales made from narrowly defined new projects. The total royalty payments cannot exceed $100,000 in any year, or $25,000 in any calendar quarter.

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

All statements other than statements of historical fact included in this quarterly report on Form 10-QSB, including the statements under “Part I. —Item 2.  Management’s Discussion and Analysis or Plan of Operation” and located elsewhere in this quarterly report on Form 10-QSB regarding our financial position and liquidity are forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are disclosed in this quarterly report on Form 10-QSB. We do not undertake any obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report on Form 10-QSB.

Important factors that could cause actual results to differ materially from those in the forward-looking statements in this quarterly report on Form 10-QSB include changes from anticipated levels of operations, customer acceptance of existing and new products, anticipated development schedules of new products, anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with our customers, access to capital, casualty to or other disruption of our contracted vendor production facilities and equipment, delays and disruptions in the shipment of our products, government regulations and our ability to meet our stated business goals.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Sales.  Our total sales increased by $0.5 million, or 21%, to $2.9 million during the quarter ended September 30, 2006 from $2.4 million during the quarter ended September 30, 2005.  Sales at B&B Roadway, LLC (“B&B Roadway”), our joint venture partnership, increased by approximately $0.6 million.  This increase was offset by a decline in sales at our B&B ARMR Corporation (“B&B ARMR”) subsidiary of approximately $0.1 million due to a reduction in overall sales volume.

Gross Margin.  Gross margin increased by approximately $0.4 million, or 62%, during the quarter ended September 30, 2006 to $1.0 million from $0.6 million during the quarter ended September 30, 2005.  This increase was due to the additional contribution margin of $0.2 million by each of B&B ARMR and B&B Roadway.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by approximately $0.7 million or 37% during the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005.  This decrease is due to a reduction in operational and overhead expenses at B&B ARMR related to the closure of B&B ARMR’s manufacturing plant in Norwood, Louisiana during the quarter ended September 30, 2005.

Research and Product Development.  Research and product development expenses remained comparable during the quarters ended September 30, 2006 and 2005.

Interest Expense.  Interest expense increased by approximately $0.1 million, or 40%, during the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005.  This increase is primarily due to the accretion to interest expense for the value of warrants issued in conjunction with securing additional debt.

Liquidity and Capital Resources

Our cash position decreased by $592,295 during the quarter ended September 30, 2006.  At September 30, 2006, we had $109,979 in cash and cash equivalents and had approximately $0.8 million outstanding under our revolving credit facility.  The revolving credit facility, which is secured by substantially all of our assets, permits us to borrow up to $3.0 million, subject to availability under our borrowing base.

For the three months ended September 30, 2006, our operating activities provided $373,108 of cash compared to $692,551 of cash used in operations during the three months ended September 30, 2005.

We made purchases of $2,635 of property and equipment during the quarter ended September 30, 2006, compared to $3,138 for the quarter ended September 30, 2005.  We anticipate no significant capital expenditures for the remainder of fiscal 2007. We also incurred an additional $19,326 during the quarter ending September 30, 2006 related to earn-out agreements executed as a part of our acquisition of B&B ARMR.

During the quarter ended September 30, 2006, we made payments on debt of $924,617 for the quarter ended September 30, 2006, compared to $56,694 during the quarter ended September 30, 2005.  The payments consisted primarily of the reduction of approximately $1.0 million of our revolving credit facility.

The cash that we receive from our revolving credit facility is utilized to support Company-wide operations.  Our working capital requirements will depend upon many factors, including future sales of our products, our operating results, the status of competitive products, and actual profits compared to the our business plan. We are currently experiencing declining liquidity, which makes it difficult for us to meet our current cash requirements and may jeopardize our ability to continue as a going concern.  Our auditor issued a going concern modification in their auditor’s report for the fiscal year ended June 30, 2006.  We intend to address our liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections.  In the foreseeable future, we will need to obtain additional financing either through equity placement or additional debt.  There can be no assurance that we will be able to secure such financing.  If our liquidity does not improve by the end of fiscal 2007, we may have to seek a merger partner, limit or discontinue our operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to us or disadvantageous to our stockholders.

Principal payments required under outstanding debt at September 30, 2006 are as follows:

Year Ending June 30,
2007	$4,229,598
2008	738,346
2009	3,604,732
2010	4,118,000
Debt discount	(442,671)
$12,248,005

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At October 31, 2006, our backlog was approximately $4.0 million.  We expect to fill the majority of this backlog by June 30, 2007.

Item 3. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) (our principal executive and principal financial officer) and Chief Accounting Officer (CAO) (our principal accounting officer), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation included consideration of the various processes carried out under the direction of our CEO and CAO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CAO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO and CAO concluded that, as of the end of the period covered by this report, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.  Due to this material weakness as discussed below, in preparing our financial statements as of and for the three month period ended September 30, 2006, we performed compensating additional procedures and processes designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

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

4.1*

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $375,000.

4.2*

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO US Special Opportunities Trust PLC in the amount of $375,000.

4.3*

Amended Royalty Agreement, dated October 6, 2006, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation, Renaissance Capital Growth & Income Fund III, Inc., US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent.

10.1*

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $375,000.

10.2*

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO US Special Opportunities Trust PLC in the amount of $375,000.

10.3*

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

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

________________________

+

Filed herewith.

*

Incorporated by reference to the Company’s Form 8-K filed on October 6, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Security Systems, Inc.
(Registrant)

Date:	November 14, 2006	/s/ VERNON H FOERSTERLING, JR.
Vernon H. Foersterling, Jr.
Director, President, and Chief Executive Officer (Principal Executive and Financial Officer)

Date:	November 14, 2006	/s/ RICHARD B. POWELL
Richard B. Powell
Vice President, Chief Accounting Officer, Secretary (Principal Accounting Officer)

EXHIBIT INDEX

4.1*

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $375,000.

4.2*

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO US Special Opportunities Trust PLC in the amount of $375,000.

4.3*

Amended Royalty Agreement, dated October 6, 2006, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation, Renaissance Capital Growth & Income Fund III, Inc., US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent.

10.1*

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $375,000.

10.2*

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO US Special Opportunities Trust PLC in the amount of $375,000.

10.3*

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

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

________________________

+

Filed herewith.

*

Incorporated by reference to the Company’s Form 8-K filed on October 6, 2006.