Form 10QSB
period 2006-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2007-02-14
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2006.

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

As of January 31, 2007, 93,286,064 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes  ☐     No  ☒

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$574,534	$702,274
Accounts receivable, net of allowance for doubtful accounts of $119,803 and $230,298, respectively	2,747,002	3,446,830
Inventories	711,335	726,050
Other current assets	137,561	130,691
Total current assets	4,170,432	5,005,845

Property and equipment, net	445,613	494,432
Goodwill	4,068,048	4,051,722
Other assets	392,527	476,175
Total assets	$9,076,620	$10,028,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – trade	$1,775,543	$2,504,546
Accrued liabilities	1,609,805	1,313,798
Demand note payable	722,643	1,491,335
Current portion of long-term debt	3,239,787	842,593
Total current liabilities	7,347,778	6,152,272

Long-term debt	9,646,566	10,754,069

Minority interest	196,661	105,297

Stockholders’ deficit:
Convertible preferred stock, $.01 par value, 750,000 shares authorized; 100,750 shares issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized; 93,150,474 and 90,628,108 shares issued, respectively	931,505	906,281
Additional paid in capital	34,144,457	33,750,307
Accumulated deficit	(43,072,605)	(41,522,310)
Treasury stock, at cost - 50,000 common shares	(118,750)	(118,750)
Total stockholders’ deficit	(8,114,385)	(6,983,464)
Total liabilities and stockholders’ deficit	$9,076,620	$10,028,174

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005

Sales	$2,436,443	$2,989,638	$5,324,474	$5,371,790
Cost of sales	1,537,674	2,206,800	3,393,614	3,952,483
Gross profit	898,769	782,838	1,930,860	1,419,307

Operating expenses:
Selling, general and administrative	1,176,245	1,270,008	2,397,072	3,176,856
Research and product development	85,452	79,670	174,465	165,366
	1,261,697	1,349,678	2,571,537	3,342,222

Loss from operations	(362,928)	(566,840)	(640,677)	(1,922,915)

Interest expense	(293,178)	(256,948)	(622,051)	(465,323)
Debt discount	(84,627)	(84,627)	(169,253)	(170,032)

Loss before minority interest	(740,733)	(908,415)	(1,431,981)	(2,558,270)

Minority interest – loss	(25,291)	(29,853)	(118,314)	(82,833)

Net loss	(766,024)	(938,268)	(1,550,295)	(2,641,103)

Preferred dividends	(41,400)	(41,400)	(82,800)	(82,800)

Net loss allocable to common stockholders	$(807,424)	$(979,668)	$(1,633,095)	$(2,723,903)

Weighted average common shares outstanding – basic and diluted	92,082,601	87,877,880	91,654,795	87,565,488

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(1,550,295)	$(2,641,103)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	61,077	80,665
Amortization	82,755	144,240
Provision for bad debt	--	37,271
Provision for warranty reserve	6,907	(9,943)
Expenses paid with stock, warrants and options	170,334	151,381
Stock option expense	40,915	--
Amortization of debt discount	169,253	155,856
Debt discount on notes receivable sold	--	14,177
Minority interest	118,314	82,833
Changes in operating assets and liabilities,
net of effects of acquisition:
Accounts receivable	699,828	(594,850)
Inventories	14,715	180,222
Other assets	(5,977)	(110,691)
Accounts payable	(729,003)	110,240
Accrued liabilities	289,100	34,188
Net cash used in operating activities	(632,077)	(2,365,514)

Cash flows from investing activities:
Purchase of property and equipment	(12,258)	(3,138)
Purchase of businesses, net of cash acquired	(16,326)	(89,045)
Net cash used in investing activities	(28,584)	(92,183)

Cash flows from financing activities:
Employee stock option exercise	8,125	1,875
Payments on debt and other liabilities	(948,254)	(106,402)
Proceeds from notes payable and long-term debt	1,500,000	3,299,107
Distribution to minority interest	(26,950)	(24,000)
Net cash provided by financing activities	532,921	3,170,580

Increase (decrease) in cash and cash equivalents	(127,740)	712,883
Cash and cash equivalents at beginning of period	702,274	305,495
Cash and cash equivalents at end of period	$574,534	$1,018,378

Supplemental disclosure of noncash financing activities
Conversion of unsecured promissory notes into common stock	$200,000	$--
Debt payment made directly to lender for debt refinancing	--	1,160,867
Fair market value of warrants issued regarding credit facility	--	298,877
Issuance of common stock in payment of preferred stock dividends	--	185,035

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended December 31, 2006 and 2005

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

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. (the “Company”) and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2006 Annual Report on Form 10-KSB filed on October 13, 2006 with the Securities and Exchange Commission.

Note 2 – Stock Options

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R was effective for fiscal years beginning after December 15, 2005 and therefore we began recognizing option expense as of July 1, 2006. In implementing FAS 123R, we have adopted the “modified prospective approach” under which options which were unvested at July 1, 2006 will continue to be accounted for under FAS 123, except that the expense will be recorded in the statement of operations. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%.  An expense of $23,771 and $40,915 was recorded in the three and six months ended December 31, 2006, respectively. The known amount of compensation expense to be recognized in future periods through fiscal 2008 is $79,129.

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

There were no grants made during the six months ended December 31, 2006.

If we had recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) for the three and six months ended December 31, 2005, based on the fair value at the grant dates, our pro forma net loss and net loss per share would have been as follows:

	For the Three Months Ended December 31, 2005	For the Six Months Ended December 31, 2005

Net loss, as reported	$(938,268)	$(2,641,103)
Add: Stock-based employee compensation expense determined under the intrinsic value method included in reported net loss	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method	(83,608)	(167,216)
Pro forma net loss	$(1,021,876)	$(2,808,319)
Earnings per share:
Basic and Diluted-as reported	$(0.01)	$(0.03)
Basic and Diluted-pro forma	$(0.01)	$(0.03)

Note 3 – Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current period presentation.

Note 4 – Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are in the process of evaluating the provisions of FIN 48 to determine the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

Note 5 – Accounts Receivable

The majority of our accounts receivable are due from companies in the perimeter security and road and bridge industries.  Credit is extended based on evaluation of a customer's financial condition and credit history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

The changes in our accounts receivable and allowance for doubtful accounts are as follows:

	December 31,
	2006	2005

Accounts receivable:
Trade receivables	$2,866,805	$3,543,859
Less: allowance for doubtful receivables	(119,803)	(127,197)
	$2,747,002	$3,416,662

	For the Six Months Ended December 31,
	2006	2005

Allowance for doubtful receivables:
Beginning Balance	$230,298	$127,197
Bad debt expense	--	37,271
Accounts written-off	(110,495)	(37,271)
Ending Balance	$119,803	$127,197

Note 6 – Product Warranties

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

The changes in the Company’s product warranty liability are as follows:

	December 31,
	2006	2005
Liability, beginning of year	$144,361	$250,017
Expense for new warranties issued	6,907	(10,339)
Warranty Claims	(30,128)	(28,468)
Liability, end of period	$121,140	$211,210

Note 7 – Preferred Stock Dividend Arrearage

At December 31, 2006, we had dividends in arrears in the amount of $472,278 related to our outstanding Series A and Series D preferred stock, which consists of the following:

	Shares Outstanding	Dividends In Arrears
Series A $20	9,500	$--
Series D $20	91,250	472,278
	100,750	$472,278

Note 8 – Net Loss Per Share

We compute basic loss per common share using the weighted average number of common shares. At December 31, 2006 and 2005, there were 2,697,918 and 4,968,910 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to our reported net loss.

At December 31, 2006 and 2005, the we had approximately 134,377,681 and 141,520,052 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the our outstanding equity instruments.

Note 9 – Debt

As of December 31, 2006, our current and long-term debt consisted of the following:

Total
Demand note payable:

Secured convertible minimum borrowing note and secured revolving note with a financial institution; interest at Wall Street Journal prime rate (8.25% as of December 31, 2006) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $113,260)	$722,643
$722,643

Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $195,900; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.25 per share; we may call the notes at $0.60 per share (based on certain restrictions)	$3,918,000

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2007	1,800,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $10,000; principal and accrued unpaid interest due December 31, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	1,100,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due October 6, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due November 23, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000

Notes payable to stockholders; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2007	500,000

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due November 11, 2007 (net of debt discount of $197,689)	527,311

Convertible note payable to stockholder; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $47,095)	452,905

Term note payable to a bank; due in monthly principal and interest installments of $10,500; interest at 10% and 10.5% at

June 30, 2006 and 2005, respectively; secured by first mortgage on real estate; maturity date of February 26, 2008	310,162

Note payable to Chairman of the Board of Directors; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest was due December 31, 2006; the Company is currently seeking a one-year extension of this note payable	328,386

Line of credit with a bank; maximum borrowing amount of $300,000; interest at Wall Street Journal prime rate (8.25% as of December 31, 2006) plus 2%; principal and accrued unpaid interest due on March 14, 2007	299,845

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2007	100,000

Note payable; interest at 6%; interest and principal payments of $8,607 due monthly through February 2007	17,085

Other	32,659
12,886,353
Less current portion	(3,239,787)
$9,646,566

Note 10– Business Segments

Information for our reportable segments for the three and six months ended December 31, 2006 and 2005 is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005

Sales
B&B ARMR Corporation	$1,060,388	$1,654,530	$2,047,340	$2,740,723
B&B Roadway, LLC	1,004,275	961,841	2,604,624	1,960,267
Intelli-Site, Inc.	108,957	231,603	262,294	358,478
DoorTek Corporation	262,823	141,664	410,216	312,322
	$2,436,443	$2,989,638	$5,324,474	$5,371,790

Income (loss) from operations
B&B ARMR Corporation	$(132,218)	$(501,164)	$(414,796)	$(1,771,781)
B&B Roadway, LLC	82,393	95,531	359,526	249,537
Intelli-Site, Inc.	(63,389)	68,961	(103,086)	24,022
DoorTek Corporation	11,294	(12,196)	6,627	(12,177)
Corporate	(261,008)	(217,972)	(488,948)	(412,516)
	$(362,928)	$(566,840)	$(640,677)	$(1,922,915)

Note 11 – Financing

On October 6, 2006 and November 21, 2006, we issued two unsecured convertible promissory notes to each of Renaissance US Growth Investment Trust PLC (“RUSGIT”) and US Special Opportunities Trust PLC (“USSO”) (formerly known as BFS US Special Opportunities Trust (“BFS”)) in exchange for an aggregate $1,500,000 cash investment. Each of the convertible promissory notes is in the original principal amount of $375,000, mature on October 6, 2009 and November 23, 2009, respectively, and bear interest at an annual rate of 6%. Interest to be accrued during the first year the notes are outstanding was paid in cash on the date of issuance of the notes, and interest accruing after the first year will be payable in cash in quarterly installments. The notes are convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments upon:

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

Simultaneously with the execution of the notes issued on October 6, 2005, we and our subsidiaries entered into an Amended Royalty Agreement with Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”), RUSGIT and USSO, replacing the prior Royalty Agreement with Renn III, RUSGIT and USSO entered into on June 16, 2006. Under the terms of the Amended Royalty Agreement, we and our subsidiaries are to pay the lenders a fixed percentage of sales made from narrowly defined new projects. The total royalty payments cannot exceed $100,000 in any year, or $25,000 in any calendar quarter.

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

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Sales.  Our total sales decreased by $0.6 million, or 19%, to $2.4 million during the quarter ended December 31, 2006 from $3.0 million during the quarter ended December 31, 2005.   Sales at our B&B ARMR Corporation (“B&B ARMR”) subsidiary decreased approximately $0.6 million due to an overall reduction in sales volume.  Sales at our Intelli-Site, Inc. (“Intelli-Site”) subsidiary decreased approximately $0.1 million to $0.1 million, but was offset by an increase at our DoorTek Corporation (“DoorTek”) subsidiary of approximately $0.1 million.  Sales were comparable at our B&B Roadway, LLC (“B&B Roadway”) joint venture partnership of approximately $1.0 million.

Gross Margin.  Gross margin increased by approximately $0.1 million during the quarter ended December 31, 2006 to $0.9 million.  B&B ARMR experienced an increase of approximately $0.2 million in gross margin due to the manufacturing plant closure and operations restructuring costs incurred in the prior quarter ended December 31, 2005.  This increase was offset by a decrease in gross margin of $0.1 million at Intelli-Site due to a decrease in sales volume.

Selling, General and Administrative.  Selling, general and administrative expenses decreased approximately $0.1 million for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 due to a reduction in staffing at B&B ARMR.

Research and Product Development.  Research and product development expenses remained comparable for the quarters ended December 31, 2006 and 2005.

Interest Expense.  Interest expense remained comparable for the quarters ended December 31, 2006 and 2005.

Debt Discount.  Debt discount remained comparable for the quarters ended December 31, 2006 and 2005.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Sales.  Our total sales remained comparable companywide for the six months ended December 31, 2006 and December 2005.  However, sales decreased at B&B ARMR by $0.7 million and at Intelli-Site by $0.1 million due to an overall reduction in sales volume.  This decrease was offset by an increase in sales volume at B&B Roadway of approximately $0.7 million and DoorTek of approximately $0.1 million.

Gross Margin.  Gross margin increased by approximately $0.5 million during the six months ended December 31, 2006 to $1.9 million.  B&B ARMR experienced an increase of approximately $0.4 in gross margin due to the manufacturing plant closure and operations restructuring costs incurred in the six month ended December 31, 2005.  B&B Roadway had increased gross margin of $0.2 million due to an overall increase in sales volume.  These gross margin increases were offset by a decrease in gross margin of $0.1 million at Intelli-Site due to a decrease in sales volume.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by approximately $0.8 million or 25% during the six months ended December 31, 2006 compared to the six months ended December 31, 2005.  This decrease is due to a reduction in operational and overhead expenses related to the closure of B&B ARMR’s manufacturing plant in Norwood, Louisiana during the six months ended December 31, 2005.

Research and Product Development.  Research and product development expenses remained comparable for the six months ended December 31, 2006 and 2005.

Interest Expense.  Interest expense increased by approximately $0.1 million during the six months ended December 31, 2006 compared to the six months ended December 31, 2005 due to increased borrowings obtained in order to finance company operations.

Debt Discount.  Debt discount remained comparable for the six months ended December 31, 2006 and 2005.

Liquidity and Capital Resources

Our cash position decreased by $127,740 during the six months ended December 31, 2006.  At December 31, 2006, we had $574,534 in cash and cash equivalents and had $835,903 outstanding under its asset based lending facility.  This revolving credit facility, which is secured by substantially all of our assets, permits us to borrow up to $3.0 million, subject to availability under our borrowing base.

For the six months ended December 31, 2006, our operating activities used $632,077 of cash compared to approximately $2.4 million of cash used in operations during the six months ended December 31, 2005.

We used $12,258 for the purchase of property and equipment during the six months ended December 31, 2006, compared to $3,138 for the six months ended December 31, 2005.  We anticipate no significant capital expenditures for the remainder of fiscal 2007. We also incurred an additional $16,326 during the six months ending December 31, 2006 related to earn-out agreements executed as a part of the B&B ARMR and DoorTek acquisitions.

During the six months ended December 31, 2006, we financed our operations with cash flows from borrowings of $1.5 million, compared to $3.3 million during the six months ending December 31, 2005.  We made payments on debt of $948,254 for the six months ending December 31, 2006, compared to $106,402 during the six months ending December 31, 2005.

The cash that we receive from our revolving credit facility is utilized to support Company-wide operations.  Our working capital requirements will depend upon many factors, including future sales of our products, our operating results, the status of competitive products, and actual profits compared to the our business plan. We are currently experiencing declining liquidity, which makes it difficult for us to meet our current cash requirements and may jeopardize our ability to continue as a going concern.  Our auditor issued a going concern modification in their auditors’ report for the fiscal year ended June 30, 2006.  We intend to address our liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections.  In the foreseeable future, we will need to obtain additional financing either through equity placement or additional debt.  There can be no assurance that we will be able to secure such financing.  If our liquidity does not improve by the end of fiscal 2007, we may have to seek a merger partner, limit or discontinue our operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to us or disadvantageous to our stockholders.

Principal payments required under long-term debt outstanding at December 31, 2006 are as follows:

Year Ending June 30,
2007	$4,209,177
2008	736,931
2009	5,102,932
2010	3,918,000
Debt Discount	(358,044)
$13,608,996

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At January 31, 2007, the Company’s backlog was approximately $4.2 million.  We expect to fill the majority of this backlog by September 30, 2007.

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

Based upon this evaluation, our CEO and CAO concluded that, as of the end of the period covered by this report, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.  Due to this material weakness as discussed below, in preparing our financial statements as of and for the six month periods ended December 31, 2006, we performed compensating additional procedures and processes designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2006, we issued unregistered securities in connection with the transaction described below. The issuances of the securities described below were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering.

Unsecured Convertible Promissory Notes Issues on October 6, 2006

On October 6, 2006, we issued an unsecured convertible promissory note to each of Renaissance US Growth Investment Trust PLC (“RUSGIT”) and US Special Opportunities Trust PLC (“USSO”) (formerly known as BFS US Special Opportunities Trust (“BFS”)) in exchange for an aggregate $750,000 cash investment. Each of the convertible promissory notes is in the original principal amount of $375,000, mature on October 6, 2009 and bear interest at an annual rate of 6%. Interest to be accrued during the first year the notes are outstanding was paid in cash on the date of issuance of the notes, and interest accruing after the first year will be payable in cash in quarterly installments. The notes are convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments upon:

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

Unsecured Convertible Promissory Notes Issues on November 21, 2006

On November 21, 2006, we issued an unsecured convertible promissory note to each of RUSGIT and USSO in exchange for an aggregate $750,000 cash investment. Each of the convertible promissory notes is in the original principal amount of $375,000, mature on November 23, 2009 and bear interest at an annual rate of 6%. Interest to be accrued during the first year the notes are outstanding was paid in cash on the date of issuance of the notes, and interest accruing after the first year will be payable in cash in quarterly installments. The notes are convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments upon:

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

4.1*

Convertible Promissory Note, dated November 21, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $375,000.

4.2*

Convertible Promissory Note, dated November 21, 2006, payable to Frost National Bank FBO US Special Opportunities Trust PLC in the amount of $375,000.

10.1*

Convertible Promissory Note, dated November 21, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $375,000.

10.2*

Convertible Promissory Note, dated November 21, 2006, payable to Frost National Bank FBO US Special Opportunities Trust PLC in the amount of $375,000.

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

________________________

+

Filed herewith.

*

Incorporated by reference to the Company’s Form 8-K filed on November 28, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Security Systems, Inc.
(Registrant)

Date:	February 14, 2007	/s/ VERNON H FOERSTERLING, JR.
Vernon H. Foersterling, Jr.
Director, President, and Chief Executive Officer (Principal Executive and Financial Officer)

Date:	February 14, 2007	/s/ RICHARD B. POWELL
Richard B. Powell
Vice President, Chief Accounting Officer, Secretary (Principal Accounting Officer)

EXHIBIT INDEX

4.1*

Convertible Promissory Note, dated November 21, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $375,000.

4.2*

Convertible Promissory Note, dated November 21, 2006, payable to Frost National Bank FBO US Special Opportunities Trust PLC in the amount of $375,000.

10.1*

Convertible Promissory Note, dated November 21, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $375,000.

10.2*

Convertible Promissory Note, dated November 21, 2006, payable to Frost National Bank FBO US Special Opportunities Trust PLC in the amount of $375,000.

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

________________________

+

Filed herewith.

*

Incorporated by reference to the Company’s Form 8-K filed on November 28, 2006.