Form 10QSB
period 2007-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2007-05-15
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007.

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

Yes  ☐  No  ☒

As of April 30, 2007, 98,741,553 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format:

Yes  ☐

No  ☒

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$249,310	$702,274
Accounts receivable, net of allowance for doubtful accounts of $203,477 and $230,298, respectively	2,691,699	3,446,050
Inventories	792,025	726,050
Other current assets	106,816	130,691
Total current assets	3,839,850	5,005,845

Property and equipment, net	458,547	494,432
Goodwill	4,068,048	4,051,722
Other assets	342,188	476,175
Total assets	$8,708,633	$10,028,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – trade	$1,902,671	$2,504,546
Accrued liabilities	1,280,278	1,313,798
Demand note payable	738,466	1,491,335
Current portion of long-term debt	3,274,414	842,593
Total current liabilities	$7,195,829	$6,152,272

Long-term debt	9,599,315	10,754,069

Minority interest	203,619	105,297

Stockholders’ deficit:
Preferred stock, $.01 par value, 750,000 shares authorized; 100,750 shares issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized; 97,757,716 and 90,628,108 shares issued, respectively	977,577	906,281
Additional paid in capital	34,768,143	33,750,307
Accumulated deficit	(43,918,108)	(41,522,310)
Treasury stock, at cost - 50,000 common shares	(118,750)	(118,750)
Total stockholders’ deficit	(8,290,130)	(6,983,464)
Total liabilities and stockholders’ deficit	$8,708,633	$10,028,174

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006

Sales	$2,889,735	$3,186,084	$8,214,209	$8,557,874
Cost of sales	1,958,515	2,084,122	5,352,130	6,035,192
Gross margin	931,220	1,101,962	2,862,079	2,522,682

Operating expenses:
Selling, general and administrative	1,237,081	1,299,876	3,634,153	4,478,138
Research and product development	79,598	82,580	254,063	247,946
	1,316,679	1,382,456	3,888,216	4,726,084

Loss from operations	(385,459)	(280,494)	(1,026,137)	(2,203,402)

Interest expense	(315,959)	(340,823)	(938,008)	(806,146)
Debt discount	(84,627)	(84,626)	(253,881)	(254,659)

Loss before minority interest	(786,045)	(705,943)	(2,218,026)	(3,264,207)

Minority interest	(59,458)	(48,439)	(177,772)	(131,272)

Net loss	(845,503)	(754,382)	(2,395,798)	(3,395,479)

Preferred dividends	(40,500)	(40,500)	(123,300)	(123,300)

Net loss allocable to common stockholders	$(886,003)	$(794,882)	$(2,519,098)	$(3,518,779)

Weighted average common shares outstanding – basic and diluted	97,403,424	89,256,589	95,228,417	88,127,332

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(2,395,798)	$(3,395,479)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	85,868	112,545
Gain on sale of assets	--	(12,490)
Amortization	124,134	186,548
Provision for bad debt	58,901	57,439
Provision for warranty reserve	6,907	7,673
Expenses paid with stock, warrants and options	269,030	368,673
Stock option expense	58,059	--
Amortization of debt discount	253,881	228,559
Debt discount on notes receivable sold	--	84,280
Minority interest	177,772	131,272
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	696,230	(312,585)
Inventories	(65,975)	65,224
Other assets	33,728	43,532
Accounts payable	(601,876)	(126,705)
Accrued liabilities	(438,491)	(70,171)
Net cash used in operating activities	(860,648)	(2,631,685)

Cash flows from investing activities:
Purchase of property and equipment	(49,983)	(14,900)
Proceeds from sale of assets	--	100,000
Purchase of business, net of cash acquired	(16,326)	(135,366)
Net cash used in investing activities	(66,309)	(50,266)

Cash flows from financing activities:
Employee stock option exercise	8,125	8,125
Payments on debt and other liabilities	(992,407)	(492,615)
Proceeds from notes payable and long-term debt	1,537,725	3,077,166
Distribution to minority interest	(79,450)	(24,000)
Net cash provided by financing activities	473,993	2,568,676

Decrease in cash and cash equivalents	(452,964)	(113,275)
Cash and cash equivalents at beginning of period	702,274	305,495
Cash and cash equivalents at end of period	$249,310	$192,220

Supplemental disclosure of noncash financing activities
Issuance of common stock in payment of accrued interest	$478,918	$--
Conversion of unsecured promissory notes into common stock	275,000	--
Debt payment made directly to lender for debt refinancing	--	1,160,867
Issuance of promissory note in exchange of indebtedness	--	328,386
Fair market value of warrants issued regarding credit facility	--	298,877
Issuance of common stock in payment of preferred stock dividends	--	185,135

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2007 and 2006

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

Note 2 – Stock Options

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R was effective for fiscal years beginning after December 15, 2005 and therefore we began recognizing option expense as of July 1, 2006. In implementing FAS 123R, we have adopted the “modified prospective approach” under which options which were unvested at July 1, 2006 will continue to be accounted for under FAS 123, except that the expense will be recorded in the statement of operations. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%.  An expense of $17,144 and $58,059 was recorded in the three and nine months ended March 31, 2007, respectively. The known amount of compensation expense to be recognized in future periods through fiscal 2008 is $61,985.

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

For the Year Ended June 30, 2006
Expected volatility	99.29% - 109.96%
Risk-free interest rate	3.80% - 4.63%

There were no grants made during the nine months ended March 31, 2007.

If we had recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) for the three and nine months ended March 31, 2006, based on the fair value at the grant dates, our pro forma net loss and net loss per share would have been as follows:

	For the Three Months Ended March 31, 2006	For the Nine Months Ended March 31, 2006
Net loss, as reported	$(754,382)	$(3,395,479)
Add: Stock-based employee compensation expense determined under the intrinsic value method included in reported net loss	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method	(105,503)	(316,508)
Pro forma net loss	$(859,876)	$(3,711,987)
Earnings per share:
Basic and Diluted-as reported	$(0.01)	$(0.04)
Basic and Diluted-pro forma	$(0.01)	$(0.04)

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

The changes in our accounts receivable and allowance for doubtful accounts are as follows:

	March 31,
	2007	2006
Accounts receivable:
Trade receivables	$2,895,176	$3,241,426
Less: allowance for doubtful receivables	(203,477)	(127,197)
	$2,691,699	$3,114,229

	For the Nine Months Ended March 31,
	2007	2006
Allowance for doubtful receivables:
Beginning Balance	$230,298	$127,197
Bad debt expense	58,901	57,439
Accounts written-off	(120,722)	(57,439)
Revenue adjustment	35,000	(57,439)
Ending Balance	$203,477	$127,197

Note 6 – Product Warranties

We offer one-year, two-year and five-year warranties on products we manufacture.  The length of the warranty is dictated by competition.  We provide for repair or replacement of components and/or products that contain defects of material or workmanship. When we use other manufacturers’ components, the warranties of the other manufacturers are passed to the dealers and end users.

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assesses the adequacy of our warranty liability based on changes in these factors.

The changes in our product warranty liability are as follows:

	March 31,
	2007	2006
Liability, beginning of year	$144,361	$250,017
Expense for new warranties issued	6,907	7,673
Warranty claims	(49,824)	(127,204)
Liability, end of period	$101,444	$130,486

Note 7 – Preferred Stock Dividend Arrearage

At March 31, 2007, we had dividends in arrears in the amount of $512,778 related to our outstanding Series A and Series D preferred stock, which consists of the following:

	Shares Outstanding	Dividends In Arrears
Series A $20	9,500	$--
Series D $20	91,250	512,778
	100,750	$512,778

Note 8 – Net Loss Per Share

We compute basic loss per common share using the weighted average number of common shares. At March 31, 2007 and 2006, there were 2,471,250 and 3,221,252 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to our reported net loss.

At March 31, 2007 and 2006, we had approximately 138,635,012 and 144,394,822 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of our outstanding equity instruments.

Note 9 – Debt

As of March 31, 2007, our current and long-term debt consisted of the following:

Total
Demand note payable:

Secured convertible minimum borrowing note and secured revolving note with a financial institution; interest at Wall Street Journal prime rate (8.25% as of March 31, 2007) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $95,377)	$738,466
$738,466

Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $195,900; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.25 per share; we may call the notes at $0.60 per share (based on certain restrictions)	$3,843,000

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2007	1,800,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $10,000; principal and accrued unpaid interest due December 31, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	1,100,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due October 6, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due November 23, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due November 11, 2007 (net of debt discount of $138,382)	586,618

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000

Notes payable to stockholders; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2007	500,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $39,658)	460,342

Term note payable to a bank; due in monthly principal and interest installments of $10,500; interest at 10% and 10.5% at June 30, 2006 and 2005, respectively; secured by first mortgage on real estate; maturity date of February 26, 2008	335,818

Note payable to Chairman of the Board of Directors; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due June 30, 2007	328,386

Line of credit with a bank; maximum borrowing amount of $400,000; interest at Wall Street Journal prime rate (8.25% as of March 31, 2007) plus 2%; principal and accrued unpaid interest due on March 16, 2008	255,200

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2007	100,000

Other	64,365
12,873,729
Less current portion	(3,274,414)
$9,599,315

Note 10 – Business Segments

Information for the Company’s reportable segments for the three and nine months ended March 31, 2007 and 2006 is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
Sales
B&B ARMR Corporation	$923,661	$1,721,780	$2,971,001	$4,462,503
B&B Roadway	1,267,554	1,112,239	3,872,178	3,072,506
Intelli-Site, Inc.	98,794	192,832	361,088	551,310
DoorTek Corporation	599,726	159,233	1,009,942	471,555
	$2,889,735	$3,186,084	$8,214,209	$8,557,874

Income (loss) from operations
B&B ARMR Corporation	$(372,138)	$(227,182)	$(786,934)	$(1,998,960)
B&B Roadway	178,322	147,095	537,849	396,632
Intelli-Site, Inc.	(61,967)	18,954	(165,053)	42,975
DoorTek Corporation	77,127	(13,839)	83,753	(26,011)
Corporate	(206,803)	(205,522)	(695,752)	(618,038)
	$(385,459)	$(280,494)	$(1,026,137)	$(2,203,402)

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Sales.  Our total sales decreased by $0.3 million, or 9%, to $2.9 million during the quarter ended March 31, 2007 from $3.2 million during the quarter ended March 31, 2006.   Sales at our B&B ARMR Corporation (“B&B ARMR”) subsidiary decreased approximately $0.8 million, in addition to a decrease of approximately $0.1 million at our Intelli-Site, Inc. (“Intelli-Site”) subsidiary due to a decrease in overall sales volume.  These decreases were offset by an increase in overall sales volume at our DoorTek Corporation (“DoorTek”) subsidiary of approximately $0.4 million, in addition to an increase in sales volume at our B&B Roadway, LLC (“B&B Roadway”) joint venture partnership of approximately $0.2 million.

Gross Margin.  Gross margin decreased by approximately $0.2 million during the quarter ended March 31, 2007 to $0.9 million.  This decrease is due to a reduction in contribution margin of approximately $0.3 million at B&B ARMR coupled with decrease of $0.1 million at Intelli-Site.  These decreases were offset by an increase in gross margin at both B&B Roadway and DoorTek of approximately $0.1 million.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by $0.1 million or 5% during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 primarily do to a reduction in expenses at B&B ARMR.

Research and Product Development.  Research and product development expenses remained comparable for the quarters ended March 31, 2007 and 2006.

Interest Expense.  Interest expense remained comparable for the quarters ended March 31, 2007 and 2006.

Debt Discount.  Debt discount remained comparable for the quarters ended March 31, 2007 and 2006.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Sales.  Our total sales decreased by $0.4 million, or 4%, to $8.2 million during the nine months ended March 31, 2007 from $8.6 million during the nine months ended March 31, 2006.   Sales at B&B ARMR decreased approximately $1.5 million and sales also decreased at Intelli-Site by approximately $0.2 million due to a decrease in overall sales volume.  These decreases were offset by an increase in overall sales volume at B&B Roadway of approximately $0.8 million and at DoorTek of approximately $0.5 million.

Gross Margin.  Gross margin increased by approximately $0.3 million during the nine months ended March 31, 2007 to $2.9 million.  This increase is due to a decline in contribution margin of approximately $0.3 million at B&B Roadway and by $0.1 million at both B&B ARMR and DoorTek.  These increases were offset by a decrease in gross margin Intelli-Site of approximately $0.2 million.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by approximately $0.9 million, or 19%, during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.  This decrease is due to a substantial reduction in overhead expenses at B&B ARMR of approximately $1.1 million but was offset by a slight increase in expenses at both B&B Roadway and the corporate office of approximately $0.1 million.

Research and Product Development.  Research and product development expenses remained comparable for the nine months ended March 31, 2007 and 2006.

Interest Expense.  Interest expense increased by approximately $0.1 million, or 22%, during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.  This increase is due to increased borrowings obtained in order to finance company operations.

Debt Discount.  Debt discount remained comparable for the nine months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

Our cash position decreased by $452,964 during the nine months ended March 31, 2007.  At March 31, 2007, we had $249,310 in cash and cash equivalents and had approximately $834,000 outstanding under our asset based lending facility.  This revolving credit facility, which is secured by substantially all of our assets, permits us to borrow up to $3.0 million, subject to availability under our borrowing base.

For the nine months ended March 31, 2007, our operating activities used $0.9 million of cash compared to $2.6 million of cash used in operations during the nine months ended March 31, 2006.

We used $49,983 for the purchase of property and equipment during the nine months ended March 31, 2007, compared to $14,900 for the nine months ended March 31, 2006.  We anticipate no significant capital expenditures for the remainder of fiscal 2007. We also incurred an additional $16,326 during the nine months ended March 31, 2007 related to earn-out agreements executed as a part of the B&B ARMR acquisition.

During the nine months ended March 31, 2007, we financed our operations with cash flows from borrowings of $1.5 million, compared to $3.1 million during the nine months ended March 31, 2006.  We made payments on debt of $992,407 for the nine months ending March 31, 2007, compared to $492,615 during the nine months ending March 31, 2006.

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

Principal payments required under demand note payable and long-term debt outstanding at March 31, 2007 are as follows:

Year Ending June 30,
2007	$4,175,003
2008	742,602
2009	5,107,724
2010	3,851,228
Thereafter	9,055
Debt Discount	(273,417)
$13,612,195

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At April 30, 2007, our backlog was approximately $3.7 million.  We expect to fill the majority of this backlog by December 31, 2007.

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

Based upon this evaluation, our CEO and CAO concluded that, as of the end of the period covered by this report, as a result of the potential material weakness discussed below, our disclosure controls and procedures may not be effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.  Due to the material weakness as discussed below, in preparing our financial statements as of and for the three and nine month periods ending March 31, 2007, we performed compensating additional procedures and processes designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

Material Weakness

There exists a potential material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  In connection with the preparation of our quarterly report on Form 10-QSB for the quarter ended September 30, 2005, we discovered that, due to our decentralized, predominately manual control processes, and our significant turnover and lack of qualified personnel at senior management positions at our B&B ARMR Corporation subsidiary, our control environment was reliant on the review function to prevent or detect material misstatement from reaching the financial statements. The ineffectiveness of these controls represented a material weakness that resulted in adjustments to revenue, inventory and cost of sales, accrued liabilities, and other current assets and liabilities in the consolidated financial statements as of and for the three month period ended September 30, 2005.

We believe that we have taken the steps necessary to remediate this material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  In addition, we continue to vigorously monitor, evaluate and improve these controls in order to ensure their effectiveness related to the enhancement of our processes and procedures and we will make any further changes management determines appropriate.

(b)

Changes in Internal Controls. There were no specifically identifiable changes to our internal controls over financial reporting during our last completed fiscal quarter.  However, we believe that subsequent to the three month period ended September 30, 2005, during which a material weakness in our internal controls existed, we have implemented changes in our internal control structure that have materially enhanced the effectiveness of our internal controls over financial reporting.

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

Integrated Security Systems, Inc.
(Registrant)

Date:	May 15, 2007	/s/ VERNON H. FOERSTERLING, JR.
Vernon H. Foersterling, Jr.
President and Chief Executive Officer (Principal Executive and Financial Officer)

Date:	May 15, 2007	/s/ RICHARD B. POWELL
Richard B. Powell
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

________________

+

Filed herewith.