Form 10KSB
period 2007-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2007-10-15
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_______________

Form 10-KSB

_____________________

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2007.

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

Commission File Number: 1-11900

_____________________

Integrated Security Systems, Inc.

(Name of Small Business Issuer in its Charter)

Delaware	75-2422983
(State of Incorporation)	(I.R.S. Employer Identification No.)

2009 Chenault Drive, Suite 114, Carrollton, TX  75006                (972) 444-8280

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☒

Issuer’s revenues for its most recent fiscal year:  $10,713,437

On September 28, 2007, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,446,980.  This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding on September 28, 2007 by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the closing price of the registrant’s common stock on September 28, 2007, as reported on the over-the-counter market.

As of September 28, 2007, 100,926,339 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

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

•

HOV control gates, typically soft-stop.

B&B ARMR sells its products through integrators, contractors, electrical sub-contractors and distributors.  B&B ARMR maintains Governmental Services Administration, or GSA, schedule agreements for three product families, and license agreements both in North America and internationally.  In certain instances, sales are made directly to end-users.  B&B ARMR’s products are manufactured by third party subcontractors.

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

DoorTek enjoys a strong existing installation base from which a regular flow of retrofit and upgrade business is derived.  Many DoorTek systems have been installed and have been online continuously for more than 10 years.  An example is the DoorTek access control system installed, and still in full operation after 15 years, at the CARA laboratory at the USNSF station at McMurdo Sound, Antarctica.

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

Backlog

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At September 30, 2007, our backlog was approximately $4.4 million. We expect that we will fill the majority of this backlog by March 31, 2008.

Product Design and Development

As of September 30, 2007, we had two employees dedicated to research, development and product engineering. We spent $336,143 and $334,241 during fiscal 2007 and 2006, respectively, related to the continual development and enhancement of the Intelli-Site® software product as well as the development of several new product lines in the anti-terrorist crash barrier and perimeter security divisions at B&B ARMR.

Competition

B&B ARMR Corporation

B&B ARMR’s competition can be divided into three categories:  Anti-terrorism, hydraulic gate operators and 24/7 service and maintenance.  We believe anti-terrorism competition continues to increase as the market grows worldwide.  B&B ARMR is not as large as its two main competitors (Delta Scientific and Nasatka Barriers) in the anti-terrorism marketplace, but B&B ARMR is growing in this market sector and is using its years of engineering experience in this area to help secure that growth.  In the hydraulic gate operator business, B&B ARMR has one main competitor (Hy Security) and its new product lines offer a growth platform to increase market share in the future.    B&B ARMR has a unique position within the 24/7 service and maintenance business; however, we believe others may enter this market.

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

Employees

As of June 30, 2007, we employed 43 people, all in full-time positions.  None of our employees are subject to collective bargaining agreements.  We believe that relations with our employees are good.

Item 2. Description of Property

Our principal executive offices are located at 2009 Chenault Drive, Suite 114, Carrollton, Texas 75006.  B&B ARMR Corporation and Intelli-Site, Inc. also maintain their principal offices at this location.  This facility consists of approximately 12,000 square feet of office space.  The lease for the Carrollton facility expires in January 2011.  The monthly rent for this property is $11,559, plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

B&B ARMR Corporation also maintains executive office space located at 1934 Old Gallows Road, Suite 350, Vienna, Virginia 22182, where it occupies approximately 750 square feet.  The monthly rent for this property is $2,890 and includes various amenities provided by the landlord.  The lease for this property is on a month-to-month basis.

B&B ARMR Corporation also maintains warehouse space located at 8451-L Hilltop Road, Fairfax, Virginia 22031, where it occupies approximately 1,500 square feet.  The monthly rent for this property is $2,088, plus the cost of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.  The lease for this property is on a month-to-month basis.

DoorTek Corporation maintains its principal location at 9107 Marbach Road, Suite 230, San Antonio, Texas 78245, where it occupies 2,105 square feet of office space.  The monthly amount of rent for this property is $2,240 and the lease is on a month-to-month basis.

We believe that the Texas and Virginia properties are in good condition and that the properties, equipment, fixtures and other assets located within each of our facilities are in good condition, are adequately insured against loss and that suitable alternative facilities are readily available if the lease and mortgage agreements described above are not renewed.  Additionally, we believe that our existing facilities are suitable and adequate to meet our current requirements.

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

	Common Stock
	High	Low
Fiscal 2007
Fourth Quarter	$0.12	$0.07
Third Quarter	0.15	0.09
Second Quarter	0.18	0.11
First Quarter	0.20	0.12
Fiscal 2006
Fourth Quarter	$0.20	$0.12
Third Quarter	0.26	0.15
Second Quarter	0.22	0.09
First Quarter	0.23	0.15

On September 28, 2007, the last reported sales prices for the common stock as reported on the Over-the-Counter Bulletin Board was $0.07.

Holders

As of September 28, 2007, there were 100,926,339 shares of common stock outstanding.  The shares of common stock are held of record by approximately 221 holders, including those brokerage firms and/or clearing houses holding our common stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

At September 30, 2007 and 2006, we had 184,823,333 and 135,569,520 shares of common and common stock equivalents outstanding, which comprises all of our outstanding equity instruments.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 10. Executive Compensation” below.

Recent Sales of Unregistered Securities

During fiscal 2007, we issued unregistered convertible promissory notes and promissory notes in conjunction with stock purchase warrants in connection with the transactions described below in this Item 5.  The issuance of promissory notes and stock purchase warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering, and an appropriate restrictive legend was affixed to the securities.

Convertible Promissory Notes Issued on October 6, 2006 and November 21, 2006

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

Simultaneously with the execution of the notes issued on October 6, 2006, we and our subsidiaries entered into an Amended Royalty Agreement with Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”), RUSGIT and USSO, replacing the prior Royalty Agreement with Renn III, RUSGIT and USSO entered into on June 16, 2006. Under the terms of the Amended Royalty Agreement, we and our subsidiaries are to pay the lenders a fixed percentage of sales made from narrowly defined new projects. The total royalty payments cannot exceed $100,000 in any year, or $25,000 in any calendar quarter.

Convertible Promissory Notes Issued on May 15, 2007, May30, 2007 and June 22, 2007

On May 15, 2007, May 30, 2007 and June 22, 2007, we issued unsecured convertible promissory notes to Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”) in exchange for an aggregate $450,000 cash investment. Each of the convertible promissory notes is in the original principal amount of $150,000, mature on May 15, 2008, May 30, 2008 and June 22, 2008, respectively, and bear interest at an annual rate of 8% payable in cash in quarterly installments.  The notes are convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments upon:

•

The conversion of all or substantially all of our outstanding convertible indebtedness into shares of our capital stock; or

•

A change of control of the Company.

The common stock to be issued upon conversion of the notes is subject to registration rights agreements previously entered into with Renn III. Under the registration rights agreements, we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to Renn III upon conversion of the notes.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

The audit report of Weaver and Tidwell, L.L.P., our independent registered public accounting firm for our consolidated financial statements for the fiscal year ended June 30, 2007, states that in fiscal 2007 and 2006, we suffered significant losses from operations.  The audit reports further state that these matters raise substantial doubt about our ability to continue as a going concern.

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

We consider the following to be critical accounting policies:

Software Development Costs

Software development costs that are deemed to be recoverable are capitalized and amortized over the greater of the revenue method or the straight-line method over five years.  At June 30, 2007 and 2006, software development costs had not been capitalized because of uncertainty regarding their recoverability.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  On an annual basis, we compare the fair value of our reporting units with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill.  The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.  We recognized a goodwill impairment loss of $1,527,707 in fiscal 2007 and no goodwill impairment loss in fiscal 2006.

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

Results of Operations

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Sales.  Sales for the current fiscal year decreased by approximately 12.7% or $1.6 million to $10.7 million in fiscal year 2007 from $12.3 million in fiscal 2006.  Sales at B&B ARMR decreased approximately $2.3 million in addition to a decrease of approximately $0.2 million at our Intelli-Site subsidiary due to a decrease in overall sales volume.  These decreases were offset by an increase in overall sales volume at our DoorTek Corporation subsidiary of approximately $0.5 million, in addition to an increase in sales volume at our B&B Roadway joint venture partnership of approximately $0.4 million.

Gross Margin.  Gross margin decreased by approximately $0.3 million during the fiscal year ending 2007 to $3.5 million from $3.8 million for fiscal year ending 2006.  This decrease is due to a reduction in contribution margin of approximately $0.2 million at B&B ARMR coupled with decrease of $0.2 million at Intelli-Site.  These decreases were offset by an increase in gross margin of approximately $0.2 million at B&B Roadway and $0.1 million at DoorTek.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately $1.3 million during fiscal period 2007 primarily due to a reduction in expenses at B&B ARMR.

Impairment of Goodwill.  Goodwill impairment of $1,527,707 was recognized during fiscal 2007.  This amount represents the excess carrying value as compared to the computed fair value of the goodwill recognized as the result of the acquisition of ARMR Services Corporation in September 2003 (see Note 2 to the consolidated financial statements for further explanation).

Research and Product Development.  Research and development expenses remained comparable for the fiscal years ending 2007 and 2006.

Interest Expense.  Interest expense increased by approximately $0.1 million to $1.6 million during fiscal 2007 from $1.5 million during fiscal 2006 due to increased borrowings obtained in order to finance company operations.  The additional debt incurred during fiscal year 2007 is described below in this Item 6.

Liquidity and Capital Resources

Cash Position

Our cash position decreased $484,320 during fiscal year 2007. At June 30, 2007, we had $217,954 in cash and cash equivalents and $467,087 outstanding under our asset based lending facility. This asset based lending facility is explained in greater detail below in this section.

Operating Activities

For the fiscal year ended June 30, 2007, our operating activities used $825,740 of cash compared to $3,208,840 cash used during the fiscal year ended June 30, 2006, a decrease of $2,383,100.

Credit Facility with Laurus Master Fund in Fiscal 2006

On July 29, 2005, we entered into, and, on August 3, 2005, closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $3,000,000 credit facility.  The financing was completed pursuant to a security agreement among us, B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation and Laurus.  Under the Security Agreement, we issued to Laurus a $1,000,000 secured convertible minimum borrowing note and a $3,000,000 secured revolving note.  The amount of funds available for borrowing under the credit facility is based upon our and our subsidiaries’ eligible inventory and accounts receivable, with an advance rate equal to:

•

30% of eligible inventory, up to $1,000,000; plus

•

90% of eligible accounts receivable.

On August 3, 2005, we made initial borrowings of $1,836,000 under the credit facility.  The current balance outstanding under the credit facility is $467,087.

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

Convertible Promissory Notes Issued on October 6, 2006 and November 21, 2006

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

Simultaneously with the execution of the notes issued on October 6, 2006, we and our subsidiaries entered into an Amended Royalty Agreement with Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”), RUSGIT and USSO, replacing the prior Royalty Agreement with Renn III, RUSGIT and USSO entered into on June 16, 2006. Under the terms of the Amended Royalty Agreement, we and our subsidiaries are to pay the lenders a fixed percentage of sales made from narrowly defined new projects. The total royalty payments cannot exceed $100,000 in any year, or $25,000 in any calendar quarter.

Convertible Promissory Notes Issued on May 15, 2007, May30, 2007 and June 22, 2007

On May 15, 2007, May 30, 2007 and June 22, 2007, we issued unsecured convertible promissory notes to Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”) in exchange for an aggregate $450,000 cash investment. Each of the convertible promissory notes is in the original principal amount of $150,000, mature on May 15, 2008, May 30, 2008 and June 22, 2008, respectively, and bear interest at an annual rate of 8% payable in cash in quarterly installments.  The notes are convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments upon:

•

The conversion of all or substantially all of our outstanding convertible indebtedness into shares of our capital stock; or

•

A change of control of the Company.

The common stock to be issued upon conversion of the notes is subject to registration rights agreements previously entered into with Renn III. Under the registration rights agreements, we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to Renn III upon conversion of the notes.

Additional Debt Service Obligations

As described in greater detail in “Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities,” and elsewhere in this “Item 6. Management’s Discussion and Analysis or Plan of Operation,” during the fiscal year ended June 30, 2007, we financed our operations with cash flows from long-term borrowings of $1,987,725.  During that period, we made payments of $1,424,204 on debt.

Property and Equipment

We used $51,382 for the purchase of property and equipment during fiscal 2007 compared to $18,372 for the previous fiscal 2006 period.  In May 2007, we sold our property located in Norwood, Louisiana, the location of the B&B ARMR manufacturing facility, which ceased manufacturing operations on August 19, 2005 as the result of outsourcing its manufacturing process to domestic third party subcontractors.  This property, consisting of buildings and land, had a net book value of $309,133 and was sold to an unrelated party for $335,818, the outstanding balance of the mortgage on the date of sale.  Other costs related to the final sale of $5,202 and an adjustment for accrued repairs totaling $27,450 yielded a net gain on sale of $48,933.  We do not have any material commitments to purchase property and equipment in fiscal 2008. We do not have any material funding requirements for software and other products under development.

Maturities and Commitments

The following table presents certain of our obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of June 30, 2007.

	Debt	Leases	Total
2008	$497,551	$141,972	$639,523
2009	7,515,093	148,492	7,663,585
2010	5,350,596	155,011	5,505,607
Thereafter	15,996	79,136	95,102
	$13,379,206	$524,611	$13,903,817

Backlog

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At September 30, 2007, our backlog was approximately $4.4 million. We expect that we will fill the majority of this backlog by March 31, 2008.

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

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Security Systems, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the financial statements, in July 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Accounting for Stock-Based Compensation”.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

October 15, 2007

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$217,954	$702,274
Accounts receivable, net of allowance for doubtful accounts of $291,215 and $230,298, respectively	2,470,281	3,446,830
Inventories, net of reserves	621,185	726,050
Other current assets	79,410	130,691
Total current assets	3,388,830	5,005,845

Property and equipment, net	129,916	494,432
Goodwill	2,553,409	4,051,722
Other assets	279,654	476,175
Total assets	$6,351,809	$10,028,174

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable – trade	$1,809,944	$2,504,546
Accrued liabilities	1,525,181	1,313,798
Demand note payable	389,593	1,491,335
Current portion of long-term debt	107,958	842,593
Total current liabilities	3,832,676	6,152,272

Long-term debt	12,881,655	10,754,069

Minority interest	189,562	105,297

Stockholders’ equity (deficit):
Convertible preferred stock, $.01 par value, 750,000 shares authorized; 100,750 issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized; 99,510,890 and 90,628,108 shares, respectively, issued	995,109	906,281
Additional paid in capital	34,924,238	33,750,307
Accumulated deficit	(46,353,689)	(41,522,310)
Treasury stock, at cost – 50,000 common shares	(118,750)	(118,750)
Total stockholders’ equity (deficit)	(10,552,084)	(6,983,464)
Total liabilities and stockholders’ equity (deficit)	$6,351,809	$10,028,174

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2007	2006
Sales	$10,713,437	$12,278,165
Cost of sales	7,187,181	8,465,868
Gross margin	3,526,256	3,812,297

Operating expenses:
Selling, general and administrative	4,696,682	5,989,537
Impairment of goodwill	1,527,707	--
Research and product development	336,143	334,241
	6,560,532	6,323,778

Loss from operations	(3,034,276)	(2,511,481)

Other income (expense):
Interest expense	(1,563,387)	(1,492,861)

Loss before minority interest	(4,597,663)	(4,004,342)

Minority interest	(233,716)	(204,639)

Net loss	(4,831,379)	(4,208,981)

Preferred dividend requirement	(164,250)	(164,250)

Net loss allocable to common stockholders	$(4,995,629)	$(4,373,231)

Weighted average common shares outstanding	96,147,197	88,698,971

Basic and diluted loss per share	$(0.05)	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid In	Acumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at July 1, 2005	100,750	$1,008	86,271,402	$862,714	$32,842,075	$(37,128,194)	$(118,750)	$(3,541,147)

Common stock issuance			3,591,545	35,915	421,247			457,162
Preferred stock dividend Conversion			680,161	6,802	178,333	(185,135)		--
Stock option exercise			85,000	850	9,775			10,625
Debt discount					298,877			298,877
Net loss						(4,208,981)		(4,208,981)
Balance at June 30, 2006	100,750	1,008	90,628,108	906,281	33,750,307	(41,522,310)	(118,750)	(6,983,464)

Common stock issuance			7,717,782	77,178	827,253			904,431
Note payable conversion			1,100,000	11,000	264,000			275,000
Stock option exercise			65,000	650	7,475			8,125
Stock option expense					75,203			75,203
Net loss						(4,831,379)		(4,831,379)
Balance at June 30, 2007	100,750	$1,008	99,510,890	$995,109	$34,924,238	$(46,353,689)	$(118,750)	$(10,552,084)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,831,379)	$(4,208,981)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	106,765	141,426
Gain on sale of assets	(48,933)	(21,597)
Amortization	165,511	227,924
Provision for bad debt	193,698	223,921
Provision for warranty reserve	6,907	38,227
Provision for inventory reserve	12,247	93,842
Stock option expense	75,203	--
Amortization of debt discount and beneficial conversion feature	338,508	325,108
Expenses paid with stock	425,512	457,162
Minority interest	233,716	204,639
Goodwill impairment	1,527,707	--
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	782,851	(811,668)
Inventories	92,618	(131,863)
Other assets	82,291	(106,683)
Accounts payable – trade	(692,015)	241,806
Accrued liabilities	703,054	117,897
Net cash used in operating activities	(825,740)	(3,208,840)

Cash flows from investing activities:
Purchase of property and equipment	(51,382)	(18,372)
Proceeds from sale of assets	--	101,050
Purchase of business, net of cash acquired	(29,394)	(179,046)
Net cash used in investing activities	(80,776)	(96,368)

Cash flows from financing activities:
Employee stock option exercise	8,125	10,625
Payments of debt	(1,424,204)	(678,241)
Proceeds from debt	1,987,725	4,472,153
Distribution to minority interest	(149,450)	(102,550)
Net cash provided by financing activities	422,196	3,701,987

Increase in cash and cash equivalents	(484,320)	396,779
Cash and cash equivalents at beginning of year	702,274	305,495
Cash and cash equivalents at end of year	$217,954	$702,274

Supplemental disclosure of noncash financing activities:
Issuance of common stock in payment of accrued interest	$478,919	$--
Sale of property	335,818	--
Conversion of unsecured promissory notes into common stock	275,000	--
Debt payment made directly to lender for debt refinancing	--	1,160,867
Fair market value of warrants issued regarding credit facility	--	298,877
Issuance of common stock in payment of preferred stock dividends	--	185,135
Issuance of promissory note in exchange of indebtedness	--	328,386

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

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and we recognize revenue from services at the time the services are rendered.  Revenue from our service and maintenance contracts is recognized on a straight-line basis over the term of the contracts.  The Company’s accounts receivable are generated from a large number of customers in the security integration, construction contractor and electrical subcontractor and governmental markets. No single customer accounted for 10% or more of revenues during the years ended June 30, 2007 or 2006.

Software Development Costs

Software development costs that are deemed to be recoverable are capitalized and amortized over the greater of the revenue method or the straight-line method over five years.  At June 30, 2007 and 2006, software development costs had not been capitalized because of uncertainty regarding their recoverability.

Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts receivable and current portion of term notes payable approximate fair value due to their relatively short-term maturity.  The carrying value of long-term debt approximates fair value because it bears a prevailing market rate of interest.  The fair value of the remaining debt instruments is undeterminable due to their related party nature.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  On an annual basis, we compare the fair value of our reporting units with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill.  The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.  We recognized an impairment loss of $1,527,707 in fiscal 2007 and no impairment loss in fiscal 2006 related to the acquisition of ARMR Services Corporation.  We believe that no impairment of goodwill exists at June 30, 2007 and 2006 related to the acquisition of DoorTek Corporation. The changes in the carrying amount of goodwill for the periods ending June 30, 2007 and 2006 are as follows:

	For the Year Ended June 30,
	2007	2006
ARMR Services Corporation
Beginning balance:	$4,009,391	$3,850,168
Earn-out agreement	16,326	159,223
Impairment loss	(1,527,707)	-
	$2,498,010	$4,009,391

DoorTek Corporation
Beginning balance:	$42,331	$22,508
Earn-out agreement	13,068	19,823
Impairment loss	-	-
	$55,399	$42,331

Total
Beginning balance:	$4,051,722	$3,872,676
Earn-out agreements	29,394	179,046
Impairment losses	(1,527,707)	-
	$2,553,409	$4,051,722

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

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assess the adequacy of our warranty liability based on changes in these factors.

The changes in our product warranty liability are as follows:

	June 30,
	2007	2006
Liability, beginning of year	$144,361	$250,017
Expense for new warranties issued	6,907	38,227
Warranty claims	(57,820)	(143,883)
Liability, end of period	$93,448	$144,361

Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares outstanding. At June 30, 2007 and 2006, there were 2,471,250 and 3,968,910 shares of in-the-money potentially dilutive common shares, respectively, outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to the Company’s reported net loss.

At June 30, 2007 and 2006, the Company had 176,954,904 and 138,349,099 shares of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

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

Statements of Cash Flows

Supplemental cash flow information for fiscal years 2007 and 2006:

	June 30,
	2007	2006
Interest paid	$220,783	$380,945

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

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for years beginning after December 15, 2006.  The Company is in the process of determining the impact of this Interpretation on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements."  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  SFAS No. 157  does  not  require  any  new  fair value measurements  but  rather eliminates  inconsistencies  in  guidance  found in various prior accounting pronouncements.  The  provisions  of  SFAS  No. 157 are effective for fiscal years  beginning  after  November 15, 2007,  and  will  apply to the Company starting in its 2008 fiscal year. The Company anticipates no material effect from the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159 "Fair Value Option for Financial Assets and Financial Liabilities."  This statement's objective is to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently.  This  statement also  requires information  to be  provided to the readers of financial statements to explain the choice  to use fair value on earnings  and  to  display  the  fair value of the assets and liabilities chosen on the balance sheet. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  The Company anticipates no material effect from the adoption of SFAS No. 159.

Stock-based Compensation

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R was effective for fiscal years beginning after December 15, 2005 and therefore we began recognizing option expense as of July 1, 2006. In implementing FAS 123R, we have adopted the “modified prospective approach” under which options which were unvested at July 1, 2006 will continue to be accounted for under FAS 123, except that the expense will be recorded in the statement of operations. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%.  An expense of $75,203 recorded in fiscal year 2007.  The known amount of compensation expense to be recognized in future periods through fiscal 2008 is $44,841.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to July 1, 2006, we accounted for stock-based compensation to employees using the intrinsic value method.  Accordingly, compensation cost for stock options to employees was measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock. The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in fiscal 2006:  no dividend yield, expected lives of three and five years with historical volatility and risk-free interest rates as outlined in the following table:

For the Year Ended June 30, 2006
Expected volatility	99.29% - 109.96%
Risk-free interest rate	3.80% - 4.63%

There were no grants made during the fiscal year ended June 30, 2007.

If we had recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”) for the fiscal year ended June 30, 2006, based on the fair value at the grant dates, our pro forma net loss and net loss per share would have been as follows:

For the Year Ended June 30, 2006
Net loss, as reported	$(4,208,981)
Add: Stock-based employee compensation expense determined under the intrinsic value method included in reported net loss	--
Deduct: Total stock-based employee compensation expense determined under fair value based method	(422,010)
Pro forma net loss	$(4,630,991)
Earnings per share:
Basic and Diluted-as reported	$(0.05)
Basic and Diluted-pro forma	$(0.05)

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

LIQUIDITY

We have experienced significant losses during fiscal 2007 and 2006.  Management anticipates positive performance during fiscal 2008. However, in order to meet working capital needs, we will need to receive additional financing either through the sale of assets, equity placement and/or additional debt. Failure to receive such financing could jeopardize our ability to continue as a going concern.

4.

COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

The composition of certain balance sheet accounts is as follows:

	June 30,
	2007	2006

Accounts receivable:
Trade receivables	$2,761,496	$3,677,128
Less: allowance for doubtful receivables	(291,215)	(230,298)
	$2,470,281	$3,446,830

Allowance for doubtful receivables:
Beginning Balance	$230,298	$127,197
Bad debt expense	193,698	223,921
Accounts written-off	(132,781)	(120,820)
Ending Balance	$291,215	$230,298

Inventories:
Raw materials	$636,217	$748,988
Finished goods	91,057	70,904
Reserves	(106,089)	(93,842)
	$621,185	$726,050

Property and equipment:
Land	$--	$40,164
Building	--	613,468
Leasehold improvements	11,547	89,174
Office furniture and equipment	750,683	737,025
Vehicles	163,821	126,097
	926,051	1,605,928
Less: accumulated depreciation	(796,135)	(1,111,496)
	$129,916	$494,432

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

DEBT

	June 30,
	2007	2006

Demand note payable:

Secured convertible minimum borrowing note and secured revolving note with a financial institution; interest at Wall Street Journal prime rate (7.75% as of June 30, 2007) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $77,494 and $149,026, respectively)	$389,593	$1,491,335
	$389,593	$1,491,335

Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $192,150 and 205,900, respectively; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.38 per share; Company may call the notes at $0.60 per share (based on certain restrictions)	$3,843,000	$4,118,000

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2008	1,800,000	1,800,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $10,000; principal and accrued unpaid interest due December 31, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000	1,500,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	1,100,000	1,100,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due October 6, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000	--

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due November 23, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000	--

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due September 30, 2008 (net of debt discount of $79,076 and $237,226, respectively)	645,924	408,698

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000	500,000

(continued…)

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

DEBT (continued)

	June 30,
	2007	2006

Notes payable to stockholders; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2008	$500,000	$500,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $32,221 and $61,969, respectively)	467,779	438,031

Note payable to Chairman of the Board of Directors; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due September 30 2008	328,386	328,386

Line of credit with a bank; maximum borrowing amount of $300,000; interest at Wall Street Journal prime rate (7.75% as of June 30, 2007) plus 2%; principal and accrued unpaid interest due on March 16, 2008	195,000	298,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000	--

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000	--

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000	--

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2008	100,000	100,000

Term note payable to a bank; due in monthly principal and interest installments of $10,500; interest at 10% at June 30, 2006; secured by first mortgage on real estate; paid in full on May 8, 2007 upon sale of real estate	--	357,971

Other	59,024	80,247
	12,989,613	11,596,662
Less current portion	(107,958)	(842,593)
	$12,881,655	$10,754,069

Principal payments required under long-term debt outstanding at June 30, 2007 are as follows:

Year Ending June 30,
2008	$107,958
2009	7,515,093
2010	5,350,596
Thereafter	15,966
$12,989,613

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

INCOME TAXES

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes follows:

	For the Years Ended
	June 30, 2007	June 30, 2006
Federal statutory benefit rate	(34.0)%	(34.0)%

Valuation allowance	34.0%	34.0%
	--%	--%

Deferred tax assets (liabilities) are comprised of the following at:

	June 30, 2007	June 30, 2006
Deferred tax assets
Inventory reserve	$36,000	$32,000
Accounts receivable	99,000	78,000
Net operating loss carryforward	11,700,000	10,611,000
Other	32,000	49,000
Gross deferred tax asset	11,867,000	10,770,000

Deferred tax liabilities
Property and equipment	--	--
Net deferred tax asset	11,867,000	10,770,000
Valuation allowance	(11,867,000)	(10,770,000)
Net deferred tax asset	$--	$--

The Company has unused net operating loss carryforwards of approximately $34.5 million at June 30, 2007.  The carryforwards expire from 2009 through 2023. The annual use of these carryforwards is substantially limited as a result of changes in ownership of the Company’s common stock.  The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods.

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

Operating Leases

The Company leases facilities under leases accounted for as operating leases. Rent expense for operating leases was $286,810 and $301,905 for the years ended June 30, 2007 and 2006, respectively.  Future minimum payments for fiscal years subsequent to June 30, 2007 under these leases are as follows:

Year Ending June 30,
2008	$141,972
2009	148,492
2010	155,011
2011	79,136
$524,611

Capital Leases

The Company leases certain equipment under leases accounted for as capital leases, with the resulting liability recorded as a component of both current and long-term debt, in the accompanying consolidated balance sheet.  Future minimum payments for fiscal years subsequent to June 30, 2007 under these leases are as follows:

Year Ending June 30,
2008	$25,742
2009	17,943
2010	9,534
2011	9,534
2012	7,945
70,698
Less amount representing interest	(11,674)
$59,024

The following is a summary of the assets under capital leases at June 30, 2007:

Production and office equipment	$100,585
Less accumulated depreciation	(93,852)
$6,733

8.

BENEFIT PLANS

The Company maintains a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation and the Company may at its option make discretionary contributions. Vesting on the Company’s contributions occurs over a five-year period. The Company recognized expense of $11,656 and $6,904 during fiscal 2007 and 2006, respectively.

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

Changes for the two years ending June 30, 2007, with respect to options outstanding, is detailed in the following table:

	For the Year Ended June 30, 2007		For the Year Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	6,460,824	$ 0.37	5,275,748	$ 0.45
Issued	--	--	2,710,000	0.20
Exercised	(65,000)	0.13	(85,000)	0.13
Expired	(2,043,881)	0.27	(1,439,924)	0.38
Outstanding at end of period	4,351,943	$ 0.42	6,460,824	$ 0.37
Exercisable at end of period	3,424,443	$ 0.47	3,550,824	$ 0.47
Weighted-average fair value of options granted during the period		$ --		$ 0.20

Information about stock options outstanding at June 30, 2007 is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$0.125-0.195	150,000	6.6 Years	$0.14	100,000	$0.14
$0.20-0.22	1,621,428	8.2 Years	0.21	846,428	0.21
$0.30-0.39	1,058,389	4.8 Years	0.34	1,043,389	0.34
$0.40-0.49	877,500	6.6 Years	0.44	790,000	0.44
$0.5625-1.96	644,626	1.1 Years	1.11	644,626	1.11
	4,351,643	5.9 Years	$0.47	3,424,443	$0.42

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In connection with debt financings, the Company issued warrants to purchase 2,423,077 shares of common stock in fiscal.  The warrants provide for the purchase of common stock from $0.375 to $0.25 per share, are exercisable at date of issuance and expire five to seven years from date of issuance.  The Company valued the warrants using the Black-Scholes model, which resulted in a fair value of $298,877 for fiscal year 2006.  The Company will amortize the value of these warrants as interest expense in future fiscal years, according to the term of the debt.

Additional information with respect to warrants outstanding at June 30, 2007 and changes for the two years then ended are as follows:

	For the Year Ended June 30, 2007		For the Year Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	6,505,473	$ 0.38	8,161,455	$ 0.67
Issued	--	--	2,423,077	0.32
Exercised	--	--	--	--
Expired	(500,000)	0.20	(4,079,059)	0.92
Outstanding at end of period	6,005,473	$ 0.40	6,505,473	$ 0.38
Exercisable at end of period	6,005,473	$ 0.40	6,505,473	$ 0.38

Common Stock Issuances

The Company issued common stock in the following non-cash transactions:

	For the Year Ended June 30, 2007		For the Year Ended June 30, 2006
	Number of Shares	Fair Value	Number of Shares	Fair Value
Payment of interest	7,177,312	$825,535	3,209,758	$393,471
Employee and director bonuses	527,970	77,396	370,676	62,191
Consultants	12,500	1,500	11,111	1,500
	7,717,782	904,431	3,591,545	457,162
Conversion of notes payable	1,100,000	275,000	680,161	185,135
	8,817,782	$1,179,431	4,271,706	$642,297

The shares issued in these transactions are subject to restrictions on sale.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

CONVERTIBLE PREFERRED STOCK

At June 30, 2007 and 2006, convertible preferred stock, $0.01 par value per share, consisted of the following:

	Shares Outstanding	Par Value	Liquidation Value
Series A $20	9,500	$95	$190,000
Series D $20	91,250	913	1,825,000
	100,750	$1,008	$2,015,000

Series A $20 Convertible Preferred Stock.  At June 30, 2007, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into 20 shares of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.

Series D $20 Convertible Preferred Stock.  At June 30, 2007 the Company had 91,250 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive dividends at the annual rate of 9% per share paid quarterly in cash.  Since June 30, 2001, the holders of the Series D Preferred have been offered the option to receive the quarterly dividend in the common stock of the Company.  The holders who elected this option have received the restricted stock based on a 25% discount from the market price on a 20 day average based on the 10 days before and the 10 days after the dividend due date.  The holders of the Series D Preferred have voting rights of one vote for each share of common stock into which the Preferred Stock is convertible. Beginning on November 15, 2004 the Company may redeem the Series D Preferred upon not less than 30 days’ notice, in whole or in part, plus all accrued but unpaid dividends. After notice and prior to the expiration of the 30-day notice period, holders of the Series D Preferred will have the option to convert the Series D Preferred into common stock prior to the redemption. Each share of the Series D Preferred may, at the option of the Company beginning on November 15, 2000, be converted into 25 shares of common stock at any time after (i) the closing bid price of the common stock exceeds $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the Company has sustained positive earnings per share of common stock for the two previous quarters. The holders of the Series D Preferred have the right to convert each share into 25 shares of common stock at any time.  The holders of the Series D Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.  Each holder also received a stock purchase warrant to purchase 16.67 shares of common stock at $1.00 per share for each share of Series D Preferred purchased. These warrants expired on October 10, 2004.  At June 30, 2007, dividends in arrears on the Series D preferred stock totaled $553,728.

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

The following table provides financial data by segment for the fiscal years ended June 30, 2007 and 2006.

	B&B ARMR	B&B Roadway	Intelli-Site	DoorTek	Corporate	Total
2007
Sales	$3,957,907	$5,054,717	$536,579	$1,164,234	$--	$10,713,437
Income (Loss) from operations	(2,681,560)	701,852	(167,388)	73,293	(960,473)	(3,034,276)
Interest expense	113,008	34,097	--	608	1,415,674	1,563,387
Total assets	3,906,148	1,108,550	143,955	10,973	1,182,183	6,351,809
Depreciation expense	94,988	--	9,481	--	2,296	106,765
Capital additions	38,784	--	11,657	--	941	51,382

2006
Sales	$6,255,735	$4,653,964	$700,358	$668,108	$--	$12,278,165
Income (Loss) from operations	(2,268,943)	612,396	2,489	(18,107)	(839,316)	(2,511,481)
Interest expense	128,597	27,712	--	606	1,335,946	1,492,861
Total assets	7,122,922	1,138,262	191,573	23,375	1,552,042	10,028,174
Depreciation expense	131,693	--	8,735	--	998	141,426
Capital additions	9,083	--	2,040	--	7,249	18,372

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  RELATED PARTY TRANSACTIONS

During fiscal 2007 and 2006, B&B Roadway, our joint venture partnership, owned 65% by our wholly owned subsidiary B&B ARMR Corporation and 35% by Causey Lyon Enterprises, Inc. (“CLE”), had the following transactions with CLE:

	For the Year Ended June 30,
	2007	2006
Purchases (from)	$3,498,548	$3,242,707
Management Fees (paid to)	597,631	489,330

In addition, B&B Roadway had the following balances with CLE:

	June 30,
	2007	2006
Accounts Receivable	$1,377	$808
Accounts Payable	365,681	56,529

These transactions and resultant balances are in accordance with the terms and conditions of the joint venture agreement entered into by B&B ARMR Corporation and CLE on March 4, 2005.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes or disagreements required to be reported under this Item 8.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) (our principal executive officer) and our Chief Financial Officer (CFO) (our principal financial and accounting officer), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation included consideration of the various processes carried out under the direction of our CEO and CFO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.  Due to this material weakness, in preparing our financial statements as of and for the fiscal year ending June 30, 2007, we performed compensating additional procedures and processes designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

Material Weakness

There exists a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  Due to our significant turnover, lack of qualified personnel in both senior management and staff positions, as the result of the inability to adequately staff the accounting and finance function due to cash flow constraints, our control environment is reliant primarily on the review function to prevent or detect material misstatement from reaching the financial statements.  Our CEO and CFO identified the following:

•

significant turnover, and resulting lack of qualified personnel, at senior management and financial reporting positions (including the chief financial officer and controller positions);

•

lack of timeliness and precision of the preparation and review of detailed account reconciliations;

•

lack of a clear organization and accountability structure within the accounting function, including insufficient review and supervision;

•

lack of sufficient awareness of, and timely and appropriate remediation of, internal control issues by company personnel; and

•

lack of sufficient awareness and formal communication of accounting policies and procedures, resulting in the inconsistent application of and adherence to corporate policies.

We continue to evaluate and make every attempt to take the steps necessary to remediate this material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

(b)

Changes in Internal Controls. There were no changes to our internal controls over financial reporting during our last completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, except as described above.  We will endeavor to improve both the quality and the quantity of staffing in order to effect significant improvements in our internal control structure.

Our CFO (our principal financial and accounting officer) has given notice to us that he will be resigning his position with the Company.  As of the end of the period covered by this report, we have not yet identified a replacement to serve in the capacity of our CFO/CAO or principal financial and accounting officer.

Item 8B.  Other Information

There is no information required to be reported under this Item 8B.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following individuals are directors of the Company.

C. A. RUNDELL, JR., 75, has been a Director since March 1999 and served as Chief Executive Officer from August 2000 until March 2006.  Mr. Rundell is also Chairman of the Board of Directors of both Intelli-Site, Inc. and DoorTek Corporation.  Since 1988, Mr. Rundell has owned and operated Rundell Enterprises, a sole proprietorship engaged in providing acquisition and financial services to business enterprises.  From October 1996 until December 1998, Mr. Rundell served as the Chief Executive Officer of Tyler Corporation.  From April 1989 until July 2000, Mr. Rundell served as a director and the Chairman of the Board of NCI Building Systems, Inc.   Mr. Rundell earned an M.B.A. with Distinction from Harvard University and a B.S. in Chemical Engineering from The University of Texas at Austin.

WILLIAM D. BREEDLOVE, 67, has been a Director since May 2001.  Mr. Breedlove has served as President of HBW Investments, Inc., a private investment firm, since August 1996.  Mr. Breedlove has held senior management positions in commercial and merchant banking for over 30 years.  Prior to HBW’s formation in 1996, Mr. Breedlove was chairman, managing director and co-founder of Breedlove Wesneski & Co., a private merchant banking firm.  From 1984 to 1989, Mr. Breedlove also served as president and director of Equus Capital Corporation, the corporate general partner of three public and private limited partnerships operating as management leveraged buyout funds.  Mr. Breedlove’s experience also includes 22 years at First National Bank in Dallas, the last three years of which he served as chairman and chief executive officer of the lead bank and vice chairman of InterFirst Corporation.  Mr. Breedlove currently serves as a director of NCI Building Systems, Inc., and five private companies.  He has previously served as director of several other publicly-held companies, including InterFirst Corporation, Texas Oil and Gas Corporation, Dillard’s Department Stores, Local Financial Corporation, and Cronus Industries, Inc.  Mr. Breedlove received his B.B.A. degree in finance and banking from the University of Texas at Austin.

RUSSELL CLEVELAND, 68, has been a Director since February 2001.  Mr. Cleveland is the President, Chief Executive Officer, sole Director and the majority shareholder of Renn Capital Group, Inc.  He has served as President, Chief Executive Officer and director of Renaissance Capital Growth & Income Fund III, Inc. since its inception in 1994.  Mr. Cleveland is a Chartered Financial Analyst with more than 41 years experience as a specialist in investments for smaller capitalization companies.  Mr. Cleveland has also served as President of the Dallas Association of Investment Analysts.  He serves on the Boards of Directors of Renaissance US Investment Trust PLC, CaminoSoft Corp., Cover-All Technologies, Inc. and Tutogen Medical, Inc.  Mr. Cleveland is a graduate of the Wharton School of Commerce and Finance of the University of Pennsylvania.

VERNON H. ‘Jay’ FOERSTERLING, JR., 49, has been a Director since March 2006. Mr. Foersterling has been the President and Chief Executive officer of ISSI since March 2006 and the President and Chief Executive Officer B&B ARMR Corporation since April 2006. He has over 25 years of experience with manufacturing companies in a variety of senior management and advisory roles. Prior to joining ISSI, Mr. Foersterling held a Division President role with Roper Industries, Inc. and various senior consulting roles with RSM McGladrey, Inc., A.T. Kearney and Ernst & Young. Mr. Foersterling holds an MBA and Bachelor’s degrees from Utah State University.

ROBERT M. GALECKE, 65, has been a Director since May 1996.  Mr. Galecke is currently Senior Vice President of Finance and Administration for the University of Dallas.  Prior to that, from 1993 to May 1996, he was a principal in the corporate consulting firm of Pate, Winters & Stone, Inc.  From 1986 until 1992, he served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southmark Corporation, a financial services insurance and real estate holding company.  From 1989 to 1995, Mr. Galecke served as Chairman of the board, President and Chief Executive Officer of National Heritage, Inc.  Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a B.S. in Economics from the University of Wisconsin at Stevens Point.

FRANK R. MARLOW, 69, has been a Director since May 1995.  Mr. Marlow served as Vice President, Sales and Marketing from October 1993 to February 1995.  Mr. Marlow is currently a Senior Partner with SMI Consulting, a sales and marketing consulting firm.  Mr. Marlow was Vice President of Sales, Western Region, for ACI, a publicly traded company headquartered in Omaha, Nebraska from March 2003 until May 2007 and was also Vice President of Sales for Cofiniti, formerly Money Star, a technology company based in Austin, Texas from 1998 until 2001.  From 1995 until 1998, Mr. Marlow was Vice President of Hogan Systems, a publicly traded company subsequently purchased by Computer Sciences Corp.  Previously, Mr. Marlow served in various executive sales and training positions at IBM, Docutel Corporation, UCCEL Corporation and Syntelligence Corporation.

In addition to Messrs. Rundell and Foersterling, the following individuals are significant employees of the Company and its subsidiaries.

RICHARD B. POWELL, 43, is currently the Vice President, Chief Financial Officer and Secretary.  Mr. Powell joined our company in April 1998 as Corporate Controller, became Vice President, Chief Accounting Officer in April 2001, and Secretary in May 2001.  Prior to joining our company, Mr. Powell was the Accounting Manager at Medical City Dallas Hospital from 1995 to 1998, Accounting Manager of HealthCor, Inc., a home health care company, from 1993 to 1995 and Accounting Supervisor of Signature Home Care Group, Inc., a home health care company, from 1989 to 1993.  Mr. Powell holds a B.S. in Accounting from McNeese State University.

ROBERT “BOB” GARDNER, 73, is the President of DoorTek Corporation.  Mr. Gardner joined our company in December 2004, when we acquire DoorTek.  Mr. Gardner has served as the President of DoorTek since 1998.  Prior to his employment at DoorTek, Mr. Gardner held senior management and sales positions with EO-Integrated Systems, Xetron Corporation, Kidde Automated Systems and Dukane Automated Systems, Inc.

G.M. “JOHN” ULIBARRI, 50, is the President and Chief Executive Officer of Intelli-Site, Inc.  Mr. Ulibarri joined our company in April 2001 as Vice President of Engineering and Operations, was promoted to Executive Vice President in December of 2002, and President in January of 2004.  Prior to joining our company, Mr. Ulibarri served in various senior management and engineering positions with major security and communications systems integration concerns throughout the US.  Mr. Ulibarri holds a B.S. in Computer Engineering from the University of New Mexico.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), Messrs. Breedlove, Foersterling, Galecke, Marlow and Rundell had late filings during the fiscal year ending June 30, 2007.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions because of our current and intense focus on attaining overall company profitability.  We plan to adopt a code of ethics in the near future.

Item 10. Executive Compensation

Summary Compensation Table

The following table shows the compensation of the Chief Executive Officers and the executive officers of the company and its subsidiaries whose compensation exceeded $100,000 for the fiscal years ended June 30, 2007, 2006 and 2005.

	Annual Compensation				Long-Term Compensation Award
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
C. A. Rundell, Jr.	2007	$31,000	$--	--	147,146	--	--	--
Chairman of the Board	2006	50,000	--	--	78,783	--	--	--
	2005	66,667	--	--	43,700	200,000	--	--

Vernon H. Foersterling, Jr.	2007	$160,000	$--	--	--	--	--	--
President and CEO	2006	53,333	--	--	--	1,000,000	--	--
President and CEO of
B&B ARMR Corporation (1)

Peter Beare	2007	$10,000	$--	--	--	--	--	--
Former President	2006	158,292	--	--	--	1,000,000	--	--
Former President and CEO of	2005	173,000	--	--	--	--	--	--
B&B ARMR Corporation (2)

Paul Roland	2007	$--	$--	--	--	--	--	--
Former President	2006	10,458	10,000	--	--	--	--	--
B&B ARMR Corporation (3)	2005	125,500	10,000	--	--	--	--	--

Scott Rosenbloom	2007	$--	$--	--	--	--	--	--
Former Exec. Vice-President	2006	26,146	10,000	--	--	--	--	--
B&B ARMR Corporation (4)	2005	125,500	10,000	--	--	--	--	--

____________________

(1) Began employment on March 1, 2006.

(2) Began employment on May 19, 2003 and resigned as of September 29, 2006.

(3) Began employment on September 5, 2003 and resigned as of July 26, 2005.

(4) Began employment on September 5, 2003 and resigned as of September 16, 2005.

No other executive officer’s salary and bonus exceeded $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the company during the fiscal years ended June 30, 2007, 2006 or 2005.

Stock Option Grants

There were no stock option grants made to any executive officer during the twelve months ended June 30, 2007.

Option Exercises and Holdings

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the Company at June 30, 2007.

	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year End		Value of Unexercised In-The-Money Options/SARs At Fiscal Year End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
C. A. Rundell, Jr.	1,223,298	50,000	$--	$--
Vernon H. Foersterling, Jr.	500,000	500,000	--	--
Gerald K. Beckmann	300,00	--	--	--

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock, beneficially owned as of September 30, 2007 by (a) each director and named executive officer of the company, (b) all persons who are known by the company to be beneficial owners of 5% or more of the company’s outstanding common stock and (c) all officers and directors of the company as a group.  Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.  Our common stock and Series D preferred stock are our only classes of voting securities.  All of the Series D preferred stock is convertible into shares of common stock at any time.  The holder of each share of Series D preferred stock is entitled to one vote for each share of common stock into which such share of Series D preferred stock could then be converted.  Presently, the holder of each share of Series D preferred stock is entitled to 25 votes.  For purposes of the beneficial ownership calculations below, the Series D preferred stock is included in this table on an “as converted” basis.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Renaissance US Growth Investment Trust PLC (2)	37,190,898	36.8%
Renaissance Capital Growth & Income Fund III, Inc. (3)	35,920,394	35.6%
US Special Opportunities Trust PLC (4)	19,287,446	19.1%
Russell Cleveland (5)(6)(7)	92,398,738	91.6%
C. A. Rundell, Jr. (5)(6)(8)	7,935,678	7.9%
G.M. “John” Ulibarri (5)(6)(9)	625,000	0.6%
William D. Breedlove (5)(6)(10)	563,394	0.6%
Vernon H. “Jay” Foersterling, Jr. (5)(6)(11)	500,000	0.5%
Robert M. Galecke (5)(6)(12)	463,872	0.5%
Frank R. Marlow (5)(6)(13)	434,947	0.4%
Richard B. Powell (5)(6)(14)	303,200	0.3%
Robert “Bob” Gardner (5)(6)	114,286	0.1%
All current directors and executive officers as a group (8 persons)	103,339,115	102.4%

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

(2)

Includes 3,000,000 shares of common stock issuable upon the exercise of outstanding convertible promissory notes within 60 days; 11,439 shares of common stock issuable upon the exercise of outstanding options excercisable within 60 days; 1,114,706 shares of common stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.  The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(3)

Includes 2,000,000 shares of common stock issuable upon the exercise of outstanding convertible promissory notes within 60 days; 11,858 shares of common stock issuable upon the exercise of outstanding options excercisable within 60 days; 838,235 shares of common stock issuable upon the exercise of warrants within 60 days; and 187,500 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.    The address for this company is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

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

(5)

The address for this person is 8200 Springwood Drive, Suite 230, Irving, TX 75063.

(6)

Mr. Rundell is a director, chairman of the board and chief executive officer of the company. Messrs. Breedlove, Cleveland, Marlow, and Galecke are directors of the company.  Mr. Ulibarri is the president and chief executive officer of Intelli-Site, Inc.  Mr. Foersterling is the president and chief executive officer of the company and B&B ARMR Corporation.  Mr. Powell is vice president, chief financial officer and secretary of the company.   Mr. Gardner retained is President of DoorTek Corporation.

(7)

Includes 15,250,000 shares of common stock issuable upon the exercise of outstanding convertible promissory notes within 60 days; 23,297 shares of common stock issuable upon the exercise of outstanding options excercisable within 60 days; 2,817,647 shares of common stock issuable upon the exercise of warrants within 60 days; and 375,000 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.  The address for this person is 8080 N. Central Expressway, Suite 210, Dallas, TX 75206.

(8)

Includes 1,223,298 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days; 760,544 shares of common stock issuable upon the exercise of warrants within 60 days; 600,000 shares of common stock issuable upon the exercise of outstanding convertible promissory notes within 60 days; and 331,250 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.

(9)

Includes 625,000 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(10)

Includes 26,626 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(11)

Includes 500,000 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(12)

Includes 45,011 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days and 12,500 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.

(13)

Includes 45,011 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days and 31,250 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.

(14)

Includes 303,200 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of June 30, 2007:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders
1993 Stock Option Plan	--	$ --	500,000
1997 Omnibus Stock Plan	4,351,943	0.42	2,041,057
TOTAL	4,351,943	$ 0.42	2,541,057

Item 12. Certain Relationships and Related Transactions

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

Simultaneously with the execution of the notes issued on October 6, 2006, we and our subsidiaries entered into an Amended Royalty Agreement with Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”), RUSGIT and USSO, replacing the prior Royalty Agreement with Renn III, RUSGIT and USSO entered into on June 16, 2006. Under the terms of the Amended Royalty Agreement, we and our subsidiaries are to pay the lenders a fixed percentage of sales made from narrowly defined new projects. The total royalty payments cannot exceed $100,000 in any year, or $25,000 in any calendar quarter.

On May 15, 2007, May 30, 2007 and June 22, 2007, we issued unsecured convertible promissory notes to Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”) in exchange for an aggregate $450,000 cash investment. Each of the convertible promissory notes is in the original principal amount of $150,000, mature on May 15, 2008, May 30, 2008 and June 22, 2008, respectively, and bear interest at an annual rate of 8% payable in cash in quarterly installments.  The notes are convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments upon:

•

The conversion of all or substantially all of our outstanding convertible indebtedness into shares of our capital stock; or

•

A change of control of the Company.

The common stock to be issued upon conversion of the notes is subject to registration rights agreements previously entered into with Renn III. Under the registration rights agreements, we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to Renn III upon conversion of the notes.

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

Item 14.  Principal Accountant Fees and Services

The following information summarizes the fees paid or payable to Weaver and Tidwell, L.L.P. for services rendered for the fiscal years ended June 30, 2007 and June 30, 2006.

Audit Fees.  Fees for audit services totaled $67,600 in fiscal year 2007 and $49,294 in fiscal year 2006. Audit fees in fiscal years 2007 and 2006 include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-QSB.

Audit-Related Fees.  The Company did not pay any audit-related service fees to Weaver and Tidwell, L.L.P., other than the fees described above, for services rendered during fiscal year 2007 or 2006.

Tax Fees.  The Company did not pay any fees for tax compliance, tax consulting or advisory services to Weaver and Tidwell, L.L.P. for services rendered during fiscal year 2007 or 2006.

All Other Fees.  The Company was not billed for fees for any other services not described above in fiscal year 2007 or 2006.

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

Date: October 15, 2007

/s/ VERNON H. FOERSTERLING, JR.

Vernon H. Foersterling, Jr.

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 15, 2007

/s/ C. A. RUNDELL, JR.

C. A. Rundell, Jr.

Director, Chairman of the Board

Date: October 15, 2007

/s/ VERNON H. FOERSTERLING, JR.

Vernon H. Foersterling, Jr.

Director, President and Chief Executive Officer

(Principal Executive Officer)

Date: October 15, 2007

/s/ RICHARD B. POWELL

Richard B. Powell

Vice President, Chief Financial Officer, Secretary

(Principal Financial and Accounting Officer)

Date: October 15, 2007

/s/ WILLIAM D. BREEDLOVE

William D. Breedlove

Director

Date: October 15, 2007

/s/ RUSSELL CLEVELAND

Russell Cleveland

Director

Date: October 15, 2007

/s/ ROBERT M. GALECKE

Robert M. Galecke

Director

Date: October 15, 2007

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