Form 10QSB
period 2007-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2007-11-19
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007.

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

As of October 31, 2007, 100,926,339 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐        No  ☒

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$251,783	$217,954
Accounts receivable, net of allowance for doubtful accounts of $294,296 and $230,298, respectively	3,043,178	2,470,281
Inventories, net of reserves	597,965	621,185
Other current assets	86,331	79,410
Total current assets	3,979,257	3,388,830

Property and equipment, net	101,311	129,916
Goodwill	2,553,409	2,553,409
Other assets	238,277	279,654
Total assets	$6,872,254	$6,351,809

LIABILITIES AND STOCKHOLDERS’ deficit
Current liabilities:
Accounts payable – trade	$1,833,142	$1,809,944
Accrued liabilities	1,761,146	1,525,181
Demand note payable	663,049	389,593
Current portion of long-term debt	4,781,247	107,958
Total current liabilities	9,038,584	3,832,676

Long-term debt	8,473,092	12,881,655

Minority interest	216,976	189,562

Stockholders’ deficit:
Convertible preferred stock, $.01 par value, 750,000 shares authorized; 100,750 shares issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized; 100,926,339 and 99,510,890 shares, respectively, issued	1,009,263	995,109
Additional paid in capital	35,006,118	34,924,238
Accumulated deficit	(46,754,037)	(46,353,689)
Treasury stock, at cost – 50,000 common shares	(118,750)	(118,750)
Total stockholders’ deficit	(10,856,398)	(10,552,084)
Total liabilities and stockholders’ deficit	$6,872,254	$6,351,809

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2007	2006
Sales	$3,199,742	$2,888,030
Cost of sales	1,948,371	1,855,941
Gross margin	1,251,371	1,032,089

Operating expenses:
Selling, general and administrative	1,145,491	1,220,824
Research and product development	80,643	89,014
	1,226,134	1,309,838

Income (Loss) from operations	25,237	(277,749)

Other expense:
Interest expense	(278,149)	(328,872)
Other expense - net	(81,522)	(84,627)

Loss before minority interest	(334,434)	(691,248)

Minority interest	(65,914)	(93,023)

Net loss	(400,348)	(784,271)

Preferred dividend requirement	(41,400)	(41,400)

Net loss allocable to common stockholders	$(441,748)	$(825,671)

Weighted average common shares outstanding	100,800,620	91,226,988

Basic and diluted net loss per share	$(0.00)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(400,348)	$(784,271)
Adjustments to reconcile net loss to net cash provided(used) in operating activities:
Depreciation	28,605	34,843
Amortization	41,377	41,378
Provision for bad debt	--	--
Provision for warranty reserve	--	1,517
Expenses paid with common stock	84,825	105,823
Stock option expense	11,210	23,771
Amortization of debt discount	84,627	84,627
Minority interest	65,914	93,023
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(572,897)	638,373
Inventories	23,220	15,107
Other assets	(6,921)	29,989
Accounts payable	23,198	55,664
Accrued liabilities	235,965	33,264
Net cash provided by (used in) operating activities	(381,225)	373,108

Cash flows from investing activities:
Purchase of property and equipment	--	(2,635)
Purchase of business	--	(19,326)
Net cash used in investing activities	--	(21,961)

Cash flows from financing activities:
Employee stock option exercise	--	8,125
Net borrowings (payments) on debt and other liabilities	453,554	(924,617)
Distribution to minority interest	(38,500)	(26,950)
Net cash provided by (used in) financing activities	415,054	(943,442)

Increase (decrease) in cash and cash equivalents	33,829	(592,295)
Cash and cash equivalents at beginning of period	217,954	702,274
Cash and cash equivalents at end of period	$251,783	$109,979

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended September 30, 2007 and 2006

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. (the “Company”) and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated.  For further information, refer to the consolidated financial statements and footnotes thereto included in our fiscal 2007 Annual Report on Form 10-KSB filed on October 15, 2007 with the Securities and Exchange Commission.

Note 2 – Stock-based Compensation

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R was effective for fiscal years beginning after December 15, 2005 and therefore we began recognizing option expense as of July 1, 2006. In implementing FAS 123R, we have adopted the “modified prospective approach” under which options which were unvested at July 1, 2006 will continue to be accounted for under FAS 123, except that the expense will be recorded in the statement of operations. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%. An expense of $11,210 was recorded in the quarter ended September 30, 2007 as compared to $23,771 in the quarter ended September 30, 2006.  The known amount of compensation expense to be recognized in future periods through fiscal 2008 is $33,630.

There were no grants made in the quarters ended September 30, 2007 and 2006.

Note 3 – Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for years beginning after December 15, 2006.  We adopted FIN 48 in the quarter ended September 30, 2007 without impact to our financial position or results of operations.

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

	September 30,
	2007	2006
Accounts receivable:
Trade receivables	$3,333,474	$2,950,199
Less: allowance for doubtful receivables	(294,296)	(141,742)
	$3,043,178	$2,808,457

Allowance for doubtful receivables:
Beginning Balance	$294,296	$230,298
Bad debt expense	--	--
Accounts written-off	--	(88,556)
Ending Balance	$294,296	$141,742

Note 5 – Product Warranties

We have one-year, two-year and five-year warranties on products we manufacture internally and products that vendors manufacture for us.  The length of the warranty is dictated by competition.  We provide for repair or replacement of components and/or products that contain defects of material or workmanship. When we use other manufacturers’ components and manufacturing services, the warranties of the other manufacturers are passed to the dealers and end users. In some instances, we absorb the cost of these warranties internally. To date, the servicing and replacement of defective software components and products have not been material.

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assess the adequacy of our warranty liability based on changes in these factors.

The changes in our product warranty liability are as follows:

	September 30,
	2007	2006
Liability, beginning of year	$93,448	$144,361
Expense for new warranties issued	--	1,517
Warranty claims	--	(20,856)
Liability, end of period	$93,448	$125,022

Note 6 – Preferred Stock Dividend Arrearage

At September 30, 2007, we had dividends in arrears in the amount of $595,128 related to our outstanding Series A and Series D preferred stock, which consists of the following:

	Shares Outstanding	Dividends In Arrears
Series A $20	9,500	$--
Series D $20	91,250	595,128
	100,750	$595,128

Note 7 – Net Loss Per Share

We compute basic loss per common share using the weighted average number of common shares. At September 30, 2007 and 2006, there were 2,471,250 and 2,697,917 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to our reported net loss.

At September 30, 2007 and 2006, we had approximately 184,823,333 and 135,569,520 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of our outstanding equity instruments.

Note 8 – Debt

As of September 30, 2007, our current and long-term debt consisted of the following:

September 30,
2007
Demand note payable:

Secured convertible minimum borrowing note and secured revolving note with a financial institution; interest at Wall Street Journal prime rate (7.75% as of September 30, 2007) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $59,611).	$663,049
$663,049
Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $192,150 and $205,900, respectively; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the holder at $0.38 per share; Company may call the notes at $0.60 per share (based on certain restrictions)	$3,843,000

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2008	1,800,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $10,000; principal and accrued unpaid interest due December 31, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	1,100,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due October 6, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due November 23, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due September 30, 2008 (net of debt discount of $19,769)	705,231

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000

Notes payable to stockholders; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2008	500,000

September 30,
2007
Convertible note payable to stockholder; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $24,784)	475,216

Line of credit with a bank; maximum borrowing amount of $300,000; interest at Wall Street Journal prime rate (7.75% as of September 30, 2007) plus 2%; principal and accrued unpaid interest due on March 16, 2008	399,000

Note payable to Chairman of the Board of Directors; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due September 30 2008	328,386

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2008	100,000

Term note payable to a bank; due in monthly principal and interest installments of $10,500; interest at 10% at June 30, 2006; secured by first mortgage on real estate; paid in full on May 8, 2007 upon sale of real estate	--

Note payable; interest at 6%; interest and principal payments of $8,607 due monthly through February 2007	--

Other	53,506
13,254,339
Less current portion	(4,781,247)
$8,473,092

Note 9 – Business Segments

Information for the Company’s reportable segments for the three months ended September 30, 2007 and 2006 is as follows:

	For the Three Months Ended September 30,
	2007	2006
Sales
B&B ARMR Corporation	$1,577,823	$986,952
B&B Roadway, LLC	1,363,645	1,600,348
Intelli-Site, Inc.	133,893	153,338
DoorTek Corporation	119,381	147,392
	$3,199,742	$2,888,030

Income (loss) from operations
B&B ARMR Corporation	$94,869	$(282,578)
B&B Roadway, LLC	197,312	277,133
Intelli-Site, Inc.	(33,537)	(39,696)
DoorTek Corporation	(33,914)	(4,668
Corporate	(199,493)	(227,940)
	$25,237	$(277,749)

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Sales.  Our total sales increased by $0.3 million, or 10.8%, to $3.2 million during the quarter ended September 30, 2007 from $2.9 million during the quarter ended September 30, 2006.  Sales at B&B Roadway, LLC (“B&B Roadway”), our joint venture partnership, decreased by approximately $0.2 million.  This decrease was offset by an increase in sales at our B&B ARMR Corporation (“B&B ARMR”) subsidiary of approximately $0.6 million due to an increase in parts sales volume.

Gross Margin.  Gross margin increased by approximately $0.2 million, or 21%, during the quarter ended September 30, 2007 to $1.3 million from $1.0 million during the quarter ended September 30, 2006.  This slight increase was due to the additional contribution margin of $0.30 million by B&B ARMR.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by approximately $0.1 million or 6% during the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.  This decrease was attributable to the reduction in marketing expense of approximately $34,300 and in office and other expenses of another $34,300.  Rent and other office expenses decreased due to the consolidation of facilities from Irving, Texas to Carrollton, Texas.

Research and Product Development.  Research and product development expenses remained comparable during the quarters ended September 30, 2007 and 2006.

Interest Expense.  Interest expense decreased by approximately $51,000, or 15%, during the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.  This decrease is primarily due to the sale of Norwood, LA facility and elimination of the related mortgage note.

Liquidity and Capital Resources

Our cash position increased by $33,829 during the quarter ended September 30, 2007.  At September 30, 2007, we had $251,783 in cash and cash equivalents and had approximately $0.7 million outstanding under our revolving credit facility.  The revolving credit facility, which is secured by substantially all of our assets, permits us to borrow up to $3.0 million, subject to availability under our borrowing base.

For the three months ended September 30, 2007, our operating activities used $381,225 of cash compared to $373,108 of cash provided by operations during the three months ended September 30, 2006.

We made no purchases of property and equipment during the quarter ended September 30, 2007, compared to $19,316 for the quarter ended September 30, 2006.  We anticipate no significant capital expenditures for the remainder of fiscal 2008.

During the quarter ended September 30, 2007, we made net borrowings on debt of $453,554 compared to $924,617 of net payments during the quarter ended September 30, 2006.

The cash that we receive from our revolving credit facility is utilized to support Company-wide operations.  Our working capital requirements will depend upon many factors, including future sales of our products, our operating results, the status of competitive products, and actual profits compared to the our business plan. We are currently experiencing certain liquidity issues related to customer payment terms and revolving credit facility limitations, which may make it difficult for us to meet our current cash requirements and may jeopardize our ability to continue as a going concern.  Our auditor issued a going concern modification in their auditor’s report for the fiscal year ended June 30, 2007.  We intend to address our liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections.  In the foreseeable future, we may need to obtain additional financing either through equity placement or additional debt.  There can be no assurance that we will be able to secure such financing.  If our liquidity situation becomes critical, we may have to seek a merger partner, limit or discontinue our operations or seek protection under the federal bankruptcy laws.  Any of the foregoing options may be on terms that unfavorable to us or disadvantageous to our stockholders.

Principal payments required under outstanding debt at September 30, 2007 are as follows:

Year Ending June 30,
2008	$1,920,988
2009	6,236,174
2010	5,850,596
Thereafter	13,794
Debt Discount	(104,169)
$13,917,388

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At November 11, 2007, our backlog was approximately $1.4 million.  We expect to fill the majority of this backlog by January 31, 2008.

Item 3. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation included consideration of the various processes carried out under the direction of our CEO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO concluded that, as September 30, 2007, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  However, for the period covered by this report, the three months ended September 30, 2007, we have made changes to resolve the significant turnover and staffing deficiencies throughout our financial organization. We feel that these issues have been largely resolved and that the problems experienced during the First Quarter 2007 represented legacy issues. We feel that the turnover and lack of skilled personnel in our accounting department coupled with inadequate oversight by the previous manager contributed to the material weakness for the rest of the Fiscal Year 2007.  Effective July 1st, 2007 we now have procedures in place that we hope will compensate for the material weakness previously discussed.

While we believe that we have taken the steps necessary to remediate this material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements, we are still in the process of evaluating these controls.  Accordingly, we will continue to vigorously monitor the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

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

Integrated Security Systems, Inc.
(Registrant)

Date:	November 19, 2007	/s/ Vernon H. Foersterling, Jr.
Vernon H. Foersterling, Jr.
Director, President, and Chief Executive Officer (Principal Executive and Financial Officer), Acting Chief Financial Officer

EXHIBIT INDEX

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

________________________

+

Filed herewith.