Form 10QSB
period 2007-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2008-02-14
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2007.

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission file number 1-11900

Integrated Security Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	75-2422983
(State of incorporation)	(IRS Employer Identification No.)

2009 Chenault Drive, Ste 114, Carrollton, Texas	75006
(Address of principal executive offices)	(Zip Code)

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

As of January 31, 2008, 104,962,212 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐        No  ☒

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,439	$217,954
Accounts receivable, net of allowance for doubtful
accounts of $357,955 and $291,215, respectively	3,190,445	2,470,281
Inventories	688,141	621,185
Other current assets	98,552	79,410
Total current assets	4,154,577	3,388,830

Property and equipment, net	80,058	129,916
Goodwill	2,620,518	2,553,409
Other assets	260,132	279,654
Total assets	$7,115,285	$6,351,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – trade	$1,613,623	$1,809,944
Accrued liabilities	1,588,425	1,525,181
Demand note payable	889,359	389,593
Current portion of long-term debt	5,120,027	107,958
Total current liabilities	9,211,434	3,832,676

Long-term debt	8,468,324	12,881,655

Minority interest	193,893	189,562

Stockholders’ deficit:
Convertible preferred stock, $.01 par value, 750,000 shares authorized; 100,750 shares issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized; 104,962,212 and 99,510,890 shares issued, respectively	1,049,622	995,109
Additional paid in capital	35,219,358	34,924,238
Accumulated deficit	(46,909,604)	(46,353,689)
Treasury stock, at cost - 50,000 common shares	(118,750)	(118,750)
Total stockholders’ deficit	(10,758,366)	(10,552,084)
Total liabilities and stockholders’ deficit	$7,115,285	$6,351,809

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006

Sales	$2,954,550	$2,436,443	$6,154,292	$5,324,474
Cost of sales	1,800,120	1,537,674	3,748,492	3,393,614
Gross profit	1,154,430	898,769	2,405,800	1,930,860

Operating expenses:
Selling, general and administrative	1,083,979	1,176,245	2,229,470	2,397,072
Research and product development	83,840	85,452	164,483	174,465
	1,167,819	1,261,697	2,393,953	2,571,537

Income from operations	(13,389)	(362,928)	11,847	(640,677)

Interest expense	(289,189)	(293,178)	(567,339)	(622,051)
Debt discount	(84,627)	(84,627)	(169,253)	(169,253)
Other Income	1,004	---	4,109	---
Gain from extinguishment of liability	241,152	---	241,152	---

Loss before minority interest	(145,049)	(740,733)	(479,484)	(1,431,981)

Minority interest – loss	(10,518)	(25,291)	(76,431)	(118,314)

Net loss	(155,567)	(766,024)	(555,915)	(1,550,295)

Preferred dividends	(41,400)	(41,400)	(82,800)	(82,800)

Net loss allocable to common stockholders	$(196,967)	$(807,424)	$(638,715)	$(1,633,095)

Weighted average common shares outstanding – basic and diluted	104,407,011	92,082,601	102,755,620	91,654,795

Net loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(555,915)	$(1,550,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,860	61,077
Amortization	82,755	82,755
Provision for bad debt	66,013	--
Provision for slow moving and obsolete inventory	23,510	--
Provision for warranty reserve		6,907
Expenses paid with stock, warrants and options	327,213	170,334
Stock option expense	22,420	40,915
Extinguishment of liability	241,152	--
Amortization of debt discount	169,253	169,253
Minority interest	76,431	118,314
Changes in operating assets and liabilities,
net of effects of acquisition:
Accounts receivable	(786,177)	699,828
Inventories	(90,466)	14,715
Other assets	(82,372)	(5,977)
Accounts payable	(196,321)	(729,003)
Accrued liabilities	(177,911)	289,100
Net cash used in operating activities	(830,555)	(632,077)

Cash flows from investing activities:
Purchase of property and equipment	---	(12,258)
Purchase of businesses, net of cash acquired	(67,109)	(16,326)
Net cash used in investing activities	(67,109)	(28,584)

Cash flows from financing activities:
Employee stock option exercise	---	8,125
Borrowings (payments) on debt and other liabilities	629,249	(948,254)
Proceeds from notes payable and long-term debt	300,000	1,500,000
Distribution to minority interest	(72,100)	(26,950)
Net cash provided by financing activities	857,149	532,921

Increase (decrease) in cash and cash equivalents	(40,515)	(127,740)
Cash and cash equivalents at beginning of period	217,954	702,274
Cash and cash equivalents at end of period	$177,439	$574,534

Supplemental disclosure of non-cash financing activities
Conversion of unsecured promissory notes into common stock	$	---	$200,000

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended December 31, 2007 and 2006

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

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. (the “Company”) and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2007 Annual Report on Form 10-KSB filed on October 15, 2007 with the Securities and Exchange Commission.

Note 2 – Stock Options

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R was effective for fiscal years beginning after December 15, 2005 and therefore we began recognizing option expense as of July 1, 2006. In implementing FAS 123R, we have adopted the “modified prospective approach” under which options which were unvested at July 1, 2006 will continue to be accounted for under FAS 123, except that the expense will be recorded in the statement of operations. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%.  An expense of $11,210 and $22,420 was recorded in the three and six months ended December 31, 2007, respectively. The known amount of compensation expense to be recognized in future periods through fiscal 2008 is $22,420.

There were no grants made during the six months ended December 31, 2007.

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

Note 4 – Accounts Receivable

The majority of our accounts receivable are due from companies in the perimeter security and road and bridge industries.  Credit is extended based on evaluation of a customer's financial condition and credit history and, generally, collateral is not required.  Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are debited to the allowance for doubtful accounts, credited to accounts receivable, debited to cash and credited to Other Income.

The changes in our accounts receivable and allowance for doubtful accounts are as follows:

	December 31,
	2007	2006
Accounts receivable:
Trade receivables	$3,548,400	$2,866,805
Less: allowance for doubtful receivables	(357,955)	(119,803)
	$3,190,445	$2,747,002

	For the Six Months Ended December 31,
	2007	2006
Allowance for doubtful receivables:
Beginning Balance	$294,296	$230,298
Bad debt expense	66,013	--
Accounts written-off	(2,354)	(110,495)
Ending Balance	$357,955	$119,803

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

The changes in the Company’s product warranty liability are as follows:

	December 31,
	2007	2006
Liability, beginning of year	$93,448	$144,361
Expense for new warranties issued	---	6,907
Warranty Claims	---	(30,128)
Liability, end of period	$93,448	$121,140

Note 7 – Preferred Stock Dividend Arrearage

At December 31, 2007, we had dividends in arrears in the amount of $636,528 related to our outstanding Series A and Series D preferred stock, which consisted of the following:

	Shares Outstanding	Dividends In Arrears
Series A $20	9,500	$ --
Series D $20	91,250	636,528
	100,750	$ 636,528

Note 8 – Net Loss Per Share

We compute basic loss per common share using the weighted average number of common shares. At December 31, 2007 and 2006, there were 2,471,250 and 2,697,918 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is anti-dilutive due to our reported net loss.

At December 31, 2007 and 2006, we had approximately 183,334,366 and 134,377,681 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the our outstanding equity instruments.

Note 9 – Debt

As of December 31, 2007, our current and long-term debt consisted of the following:

Total
Demand note payable:

Secured convertible minimum borrowing note and secured revolving note with a financial institution; interest at Wall Street Journal prime rate (7.50% as of December 31, 2007) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $41,728)	$889,359
$889,359

Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $195,900; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the holder at $0.25 per share; we may call the notes at $0.60 per share (based on certain restrictions)	$3,843,000

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2008	1,800,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $10,000; principal and accrued unpaid interest due December 31, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	1,100,000

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due November 11, 2008 (net of debt discount of $39,538)	764,538

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due October 6, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due November 23, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000

Notes payable to stockholders; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2008	500,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $17,347)	482,653

Line of credit with a bank; maximum borrowing amount of $300,000; interest at Wall Street Journal prime rate (7.50% as of December 31, 2007) plus 2%; principal and accrued unpaid interest due on March 14, 2008	370,000

Note payable to Chairman of the Board of Directors; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due September 30, 2008	328,386

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due December 12, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	300,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2008	100,000

Other	49,774
13,588,351
Less current portion	(5,120,027)
$8,468,324

Note 10– Business Segments

Information for our reportable segments for the three and six months ended December 31, 2007 and 2006 is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
Sales
B&B ARMR Corporation	$1,695,634	$1,060,388	$3,273,458	$2,047,340
B&B Roadway, LLC	915,274	1,004,275	2,283,918	2,604,624
Intelli-Site, Inc.	144,544	108,957	278,437	262,294
DoorTek Corporation	199,098	262,823	318,479	410,216
	$2,954,550	$2,436,443	$6,154,292	$5,324,474

Income (loss) from operations
B&B ARMR Corporation	$169,630	$(132,218)	$264,499	$(414,796)
B&B Roadway, LLC	41,313	82,393	238,626	359,526
Intelli-Site, Inc.	(11,004)	(63,389)	(44,541)	(103,086)
DoorTek Corporation	(28,226)	11,294	(62,140)	6,627
Corporate	(185,102)	(261,008)	(384,597)	(488,948)
	$(13,389)	$(362,928)	$11,847	$(640,677)

Note 11 – Financing

On December 12, 2007, we issued an unsecured convertible promissory note to Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”) in exchange for a $300,000 cash investment. The convertible promissory note is in the original principal amount of $300,000, matures on December 12, 2008, and bears interest at an annual rate of 8% payable quarterly in cash.  The note is convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments upon:

•         The conversion of all or substantially all of our outstanding convertible indebtedness into shares of our capital stock; or

•         A change of control of the Company.

The common stock to be issued upon conversion of the note is subject to a registration rights agreement previously entered into with Renn III. Under the registration rights agreement, we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to Renn III upon conversion of the note.

Note 12 – Settlement Agreement

In the quarter ended December 31, 2007, we reached a settlement agreement relating to the Company’s acquisition of B&B ARMR Corporation in 2003.  The former owners of B&B ARMR Corporation filed a lawsuit against the Company relating the earn-out provisions of the acquisition agreement.  The Company has a provision for the settlement agreement and has incurred a total of $74,061 as payment as of the end of the quarter.  The known amount of payment to be recognized in future periods through the last quarter of 2009 is $87,500.  Due to the settlement, the Company recognized a gain on extinguishment of liability in the amount of $241,152 for the three and six months ended December 31, 2007.

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

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Sales.  Our total sales increased by $.5 million, or 21.3%, to $2.9 million during the quarter ended December 31, 2007 from $2.4 million during the quarter ended December 31, 2006.   Sales at our B&B ARMR Corporation (“B&B ARMR”) subsidiary increased approximately $0.6 million due to an overall increase in sales volume.  Sales at our Intelli-Site, Inc. (“Intelli-Site”) subsidiary increased approximately $0.04 million to $0.14 million, but were offset by a decrease at our DoorTek Corporation (“DoorTek”) subsidiary of approximately $0.06 million.  Sales at our B&B Roadway, LLC (“B&B Roadway”) joint venture partnership decreased by approximately $.09 million due to normal fluctuation of customer project schedules.  Some customers moved their orders to the next quarter.

Gross Margin.  Gross margin increased by approximately $0.3 million during the quarter ended December 31, 2007 to $1.2 million.  B&B ARMR experienced an increase of approximately $0.3 million (73.3%) in gross margin due largely to cost improvements in manufacturing.  DoorTek experienced an increase of 4% offset by a decrease in B&B Roadway and Intelli-Site.

Selling, General and Administrative.  Selling, general and administrative expenses decreased approximately $0.1 million for the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006 due partially to a reduction in facilities costs resulting from the corporate office move to Carrollton, TX and partially due to staff consolidations.

Research and Product Development.  Research and product development expenses remained comparable for the quarters ended December 31, 2007 and 2006.

Interest Expense.  Interest expense remained comparable for the quarters ended December 31, 2007 and 2006.

Debt Discount.  Debt discount remained comparable for the quarters ended December 31, 2007 and 2006.

Other Income.  Other income increased by $1,004 for the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006 due to collection of previously charged off accounts.

Gain from Extinguishment of Liability.  The Company recognized $.2 million for the quarter and six months ended December 31, 2007 compared to the quarter and six months ended December 31, 2006 due to the extinguishment of a liability related to the B&B ARMR Corporation acquisition agreement discussed above.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Sales.  Our total sales increased by $.8 million, or 15.6%, to $6.2 million during the six months ended December 31, 2007 from $5.3 million during the six months ended December 31, 2006.   Sales at our B&B ARMR Corporation (“B&B ARMR”) subsidiary increased approximately $1.2 million due to an overall increase in sales volume.  Sales at our Intelli-Site, Inc. subsidiary increased slightly by $16 thousand, but was offset by a decrease at our B&B Roadway joint venture partnership of approximately $.3 million and DoorTek of approximately $92,000.

Gross Margin.  Gross margin increased by approximately $0.5 million during the six months ended December 31, 2007 to $2.4 million.  B&B ARMR experienced an increase of approximately $0.7 million in gross margin due largely to cost improvements in manufacturing.  Gross margin at our Intelli-Site, Inc. (“Intelli-Site”) subsidiary increased slightly by $16,000, but was offset by a decrease at our B&B Roadway, LLC (“B&B Roadway”) joint venture partnership of approximately $.2 million and DoorTek of approximately $33,000.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by approximately $0.2 million or 7% during the six months ended December 31, 2007 compared to the six months ended December 31, 2006.  This decrease is due partially to a reduction in facilities costs resulting from the corporate office move to Carrollton, TX and partially due to staff reduction.

Research and Product Development.  Research and product development expenses decreased by approximately $10,000 for the six months ended December 31, 2007 from $174,465 in 2006 to $164,483 due to allocation of a portion of salaries to cost of sales.

Interest Expense.  Interest expense decreased by approximately $54,000 during the six months ended December 31, 2007 compared to the six months ended December 31, 2006.  This decrease is primarily due to the sale of the Norwood, LA facility and elimination of the related mortgage note.

Debt Discount.  Debt discount remained comparable for the six months ended December 31, 2007 and 2006.

Other Income.  Other income increased by $4,109 for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 due to collection of previously charged off accounts.

Gain from Extinguishment of Liability.  The Company recognized $.2 million for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 due to the extinguishment of liability related to the earn-out agreement.

Liquidity and Capital Resources

Our cash position decreased by $40,515 during the six months ended December 31, 2007.  At December 31, 2007, we had $177,439 in cash and cash equivalents and had $931,087 outstanding under our revolving credit facility.  This revolving credit facility, which is secured by substantially all of our assets, permits us to borrow up to $3.0 million, subject to availability under our borrowing base.

For the six months ended December 31, 2007, our operating activities used $.8 million of cash compared to approximately $.6 million of cash used in operations during the six months ended December 31, 2006.

We used $67,109 for the last part of the buy-out purchase agreement for DoorTek during the six months ended December 31, 2007, compared to $28,584 for the six months ended December 31, 2006.  We anticipate no significant capital expenditures for the remainder of fiscal 2008.

During the six months ended December 31, 2007, we financed our operations with cash flows from borrowings of $.3 million, compared to $1.5 million during the six months ending December 31, 2006.  We made net borrowings on debt of $629,249 during the six months ended December 31, 2007 compared to $948,254 of net payments during the six months ended December 31, 2006.

The cash that we receive from our revolving credit facility is utilized to support Company-wide operations.  Our working capital requirements depend upon many factors, including future sales of our products, our operating results, the status of competitive products, and actual profits compared to the our business plan. We are currently experiencing declining liquidity, which makes it difficult for us to meet our current cash requirements and may jeopardize our ability to continue as a going concern.  Our auditor issued a going concern modification in their auditors’ report for the fiscal year ended June 30, 2007.  We intend to address our liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections.  In the foreseeable future, we will need to obtain additional financing either through equity placement or additional debt.  There can be no assurance that we will be able to secure such financing.  If our liquidity does not improve by the end of fiscal 2008, we may have to seek a merger partner, limit or discontinue our operations or seek protection under the federal bankruptcy laws. Any of the foregoing options may be on terms that are unfavorable to us or disadvantageous to our stockholders.

Principal payments required under long-term debt outstanding at December 31, 2007 are as follows:

Year Ending June 30,
2008	$2,101,450
2009	6,533,112
2010	5,850,596
Thereafter	12,089
Debt Discount	(19,537)
$14,477,710

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At January 31, 2008, the Company’s backlog was approximately $3.6 million.  We expect to fill the majority of this backlog by June 30, 2008.

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

Based upon this evaluation, our CEO concluded that, as of September 30, 2007, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  However, for the period covered by this report, the three months ended December 31, 2007, we have made changes to resolve the significant turnover and staffing deficiencies throughout our financial organization. We feel that these issues have been largely resolved and that the problems experienced prior to September 30, 2007 represented legacy issues. We feel that the turnover and lack of skilled personnel in our accounting department coupled with inadequate oversight by the previous manager contributed to the material weakness prior to September 30, 2007.  Effective July 1st, 2007 we put procedures in place that we hope will compensate for the material weakness previously discussed.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 12, 2007, we issued an unsecured convertible promissory note to Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”) in exchange for a $300,000 cash investment. The convertible promissory note is in the original principal amount of $300,000, matures on December 12, 2008, and bears interest at an annual rate of 8% payable quarterly in cash.  The note is convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments upon:

•         The conversion of all or substantially all of our outstanding convertible indebtedness into shares of our capital stock; or

•         A change of control of the Company.

The common stock to be issued upon conversion of the note is subject to a registration rights agreement previously entered into with Renn III. Under the registration rights agreement, we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock issuable to Renn III upon conversion of the note.

The issuances of convertible promissory note was exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(2) thereof, as a transaction not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.1+

Convertible Promissory Note, dated December 12, 2007, payable to Frost National Bank FBO Renaissance Capital Growth and Income Fund III, Inc., in the amount of $300,000.

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

________________________

+

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Security Systems, Inc.
(Registrant)

Date:	February 14, 2008	/s/ VERNON H FOERSTERLING, JR.
Vernon H. Foersterling, Jr.
Director, President, and Chief Executive Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

10.1+

Convertible Promissory Note, dated December 12, 2007, payable to Frost National Bank FBO Renaissance Capital Growth and Income Fund III, Inc., in the amount of $300,000.

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

________________________

+

Filed herewith.