Form 10QSB
period 2008-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2008-05-22
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

Form 10-QSB

________

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008.

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission file number 1-11900

Integrated Security Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	75-2422983
(State of incorporation)	(IRS Employer Identification No.)

2009 Chenault Drive, Suite 114, Carrollton, Texas	75006
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2008, 104,912,212 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes  ☐   No  ☒

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,961	$217,954
Accounts receivable, net of allowance for doubtful accounts of $223,996 and $291,215, respectively	3,071,516	2,470,281
Inventories	660,788	621,185
Other current assets	62,035	79,410
Total current assets	3,856,300	3,388,830

Property and equipment, net	78,436	129,916
Goodwill	2,620,517	2,553,409
Other assets	204,899	279,654
Total assets	$6,760,152	$6,351,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – trade	$1,588,327	$1,809,944
Accrued liabilities	2,170,654	1,525,181
Demand note payable	587,692	389,593
Current portion of long-term debt	5,117,455	107,958
Total current liabilities	$9,464,128	$3,832,676

Long-term debt	8,464,477	12,881,655

Minority interest	235,432	189,562

Stockholders’ deficit:
Preferred stock, $.01 par value, 750,000 shares authorized; 100,750 shares issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized; 104,962,212 and 99,510,890 shares issued, respectively	1,049,622	995,109
Additional paid in capital	35,230,568	34,924,238
Accumulated deficit	(47,566,333)	(46,353,689)
Treasury stock, at cost - 50,000 common shares	(118,750)	(118,750)
Total stockholders’ deficit	(11,403,885)	(10,552,084)
Total liabilities and stockholders’ deficit	$6,760,152	$6,351,809

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
Sales	$2,774,548	$2,889,735	$8,928,840	$8,214,209
Cost of sales	1,811,345	1,958,515	5,559,837	5,352,130
Gross margin	963,203	931,220	3,369,003	2,862,079

Operating expenses:
Selling, general and administrative	1,232,667	1,237,081	3,462,137	3,634,153
Research and product development	84,091	79,598	248,574	254,063
	1,316,758	1,316,679	3,710,711	3,888,216

Loss from operations	(353,555)	(385,459)	(341,708)	(1,026,137)

Interest expense	(287,387)	(315,959)	(854,726)	(938,008)
Debt discount	14,217	(84,627)	(155,036)	(253,881)
Other Income	43,176	---	47,285	---
Extinguishment of Liability	---	---	241,152	---

Loss before minority interest	(583,549)	(786,045)	(1,063,033)	(2,218,026)

Minority interest	(73,180)	(59,458)	(149,611)	(177,772)

Net loss	(656,729)	(845,503)	(1,212,644)	(2,395,798)

Preferred dividends	(41,400)	(40,500)	(124,200)	(123,300)

Net loss allocable to common stockholders	$(698,129)	$(886,003)	$(1,336,844)	$(2,519,098)

Weighted average common shares outstanding – basic and diluted	104,962,212	97,403,424	103,485,801	95,228,417

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,212,644)	$(2,395,798)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	69,592	85,868
Amortization	124,131	124,134
Provision for bad debt	150,097	58,901
Provision for slow moving inventory	23,510	---
Provision for warranty reserve	---	6,907
Expenses paid with stock, warrants and options	327,213	269,030
Stock option expense	33,630	58,059
Extinguishment of liability	(241,152)	---
Amortization of debt discount	155,036	253,881
Minority interest	149,611	177,772
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(751,332)	696,230
Inventories	(63,113)	(65,975)
Other assets	(32,001)	33,728
Accounts payable	(221,617)	(601,876)
Accrued liabilities	906,078	(438,491)
Net cash used in operating activities	(582,961)	(860,648)

Cash flows from investing activities:
Purchase of property and equipment	(18,112)	(49,983)
Purchase of business, net of cash acquired	(86,561)	(16,326)
Net cash used in investing activities	(104,673)	(66,309)

Cash flows from financing activities:
Employee stock option exercise	---	8,125
Net borrowings and net (payments) on debt and other liabilities	308,211	(992,407)
Proceeds from notes payable and long-term debt	327,171	1,537,725
Distribution to minority interest	(103,741)	(79,450)
Net cash provided by financing activities	531,641	473,993

Decrease in cash and cash equivalents	(155,993)	(452,964)
Cash and cash equivalents at beginning of period	217,954	702,274
Cash and cash equivalents at end of period	$61,961	$249,310

Supplemental disclosure of noncash financing activities
Issuance of common stock in payment of accrued interest	---	$478,918
Conversion of unsecured promissory notes into common stock	---	275,000

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2008 and 2007

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

Note 2 – Stock Options

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R was effective for fiscal years beginning after December 15, 2005 and therefore we began recognizing option expense as of July 1, 2006. In implementing FAS 123R, we have adopted the “modified prospective approach” under which options which were unvested at July 1, 2006 will continue to be accounted for under FAS 123, except that the expense will be recorded in the statement of operations. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%.  An expense of $11,210 was recorded in the three months ended March 31, 2008 and $33,630 was recorded in the nine months ended March 31, 2008. The known amount of compensation expense to be recognized in future periods through fiscal 2008 is $11,210.

There were no grants made during the nine months ended March 31, 2008.

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

The changes in our accounts receivable and allowance for doubtful accounts are as follows:

	March 31,
	2008	2007
Accounts receivable:
Trade receivables	$3,295,512	$2,895,176
Less: allowance for doubtful receivables	(223,996)	(203,477)
	$3,071,516	$2,691,699

	For the Nine Months Ended March 31,
	2008	2007
Allowance for doubtful receivables:
Beginning Balance	$291,215	$230,298
Bad debt expense	150,097	58,901
Accounts written-off	(217,316)	(120,722)
Ending Balance	$223,996	$203,477

Note 5 – Product Warranties

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

The changes in our product warranty liability are as follows:

	March 31,
	2008	2007
Liability, beginning of year	$93,448	$144,361
Expense for new warranties issued	---	6,907
Warranty claims	---	(49,824)
Liability, end of period	$93,448	$101,444

Note 6 – Preferred Stock Dividend Arrearage

At March 31, 2008, we had dividends in arrears in the amount of $677,928 related to our outstanding Series A and Series D preferred stock, which consisted of the following:

	Shares Outstanding	Dividends In Arrears
Series A $20	9,500	$--
Series D $20	91,250	677,928
	100,750	$677,928

Note 7 – Net Loss Per Share

We compute basic loss per common share using the weighted average number of common shares. At March 31, 2008 and 2007, there were 2,471,250 and 2,471,250 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to our reported net loss.

At March 31, 2008 and 2007, we had approximately 183,334,366 and 138,635,012 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of our outstanding equity instruments.

Note  8 – Debt

As of March 31, 2008, our current and long-term debt consisted of the following:

Total
Demand note payable:

Secured convertible minimum borrowing note and secured revolving note with a financial institution; interest at Wall Street Journal prime rate (6.00% as of March 31,2008) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $23,845)	$587,692
$587,692

Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $195,900; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.25 per share; we may call the notes at $0.60 per share (based on certain restrictions)	$3,843,000

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2008	1,800,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $10,000; principal and accrued unpaid interest due December 31, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	1,100,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due October 6, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due November 23, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due November 11, 2008	725,000

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 5, 2008; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000

Notes payable to stockholders; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2008	500,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $9,910)	490,090

Line of credit with a bank; maximum borrowing amount of $400,000; renewed at interest rate (7.25% as of March 26,2008); expiring on July 26th, 2008	399,200

Note payable to Chairman of the Board of Directors; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due September 30, 2008	328,386

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due December 12, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	300,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2008; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2008	100,000

Other	46,256
13,581,932
Less current portion	(5,117,455)
$8,464,477

Note  9 – Business Segments

Information for the Company’s reportable segments for the three and nine months ended March 31, 2008 and 2007 is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
Sales
B&B ARMR Corporation	$1,079,540	$923,661	$4,352,998	$2,971,001
B&B Roadway	1,397,259	1,267,554	3,681,177	3,872,178
Intelli-Site, Inc.	135,720	98,794	414,157	361,088
DoorTek Corporation	162,029	599,726	480,508	1,009,942
	$2,774,548	$2,889,735	$8,928,840	$8,214,209

Income (loss) from operations
B&B ARMR Corporation	$(321,719)	$(372,138)	$(57,219)	$(786,934)
B&B Roadway	217,639	178,322	456,265	537,849
Intelli-Site, Inc.	(19,425)	(61,967)	(63,966)	(165,053)
DoorTek Corporation	(20,401)	77,127	(82,541)	83,753
Corporate	(209,649)	(206,803)	(594,247)	(695,752)
	$(353,555)	$(385,459)	$(341,708)	$(1,026,137)

Note 10 – Financing

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

Note 11 – Settlement Agreement

In the quarter ended December 31, 2007, we reached a settlement agreement relating to the Company’s acquisition of B&B ARMR Corporation in 2003.  The former owners of B&B ARMR Corporation filed a lawsuit against the Company relating the earn-out provisions of the acquisition agreement.  The Company has a provision for the settlement agreement and has incurred a total of $86,561 as payment as of the end of March 31,2008.  The known amount of payment to be recognized in future periods through the last quarter of 2009 is $87,500.  Due to the settlement, the Company recognized a gain on extinguishment of liability in the amount of $241,152 for the nine months ended March 31, 2008.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Sales.  Our total sales decreased by $0.1 million, or approximately .4%, to $2.8 million during the quarter ended March 31, 2008 from $2.9 million during the quarter ended March 31, 2007.   Sales at B&B ARMR increased approximately $0.2 million in addition to an increase in overall sales volume of approximately $130,000 at B&B Roadway and an increase at Intelli-Site by approximately $37,000.  These increases were offset by a decrease in overall sales volume at DoorTek Corporation by approximately $0.4 million.

Gross Margin.  Gross margin increased by approximately $32,000 during the quarter ended March 31, 2008 to approximately $1.0 million.  Gross margin at B&B ARMR decreased approximately $42,000, an increase in gross margin of approximately $131,000 at B&B Roadway and an increase at Intelli-Site, of approximately $38,000.  In addition there was a decrease in gross margin at DoorTek by approximately $95,000.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by approximately $4,000 or .36% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 primarily due to a reduction in expenses at B&B ARMR.

Research and Product Development.  Research and development remained fairly comparable for the three months ended March 31, 2008 and 2007.

Interest Expense.  Interest expense decreased by approximately $29,000 or 9% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 primarily due to a reduction in interest expense at B&B ARMR.  This decrease was primarily due to the sale of the Norwood, LA facility and elimination of the related mortgage note.

Debt Discount.  Debt discount decreased by approximately $99,000 during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 primarily due to an over calculation in the second quarter that was corrected in the third quarter.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Sales.  Our total sales increased by $0.7 million, or approximately 9%, to $8.9 million during the nine months ended March 31, 2008 from $8.2 million during the nine months ended March 31, 2007.   Sales at B&B ARMR increased approximately $1.4 million in addition to an increase at Intelli-Site by approximately $53,000.  These increases were offset by a decrease at B&B Roadway of $193,000 and a decrease in overall sales volume at DoorTek by over $0.5 million.

Gross Margin.  Gross margin increased by over $.5 million during the nine months ended March 31, 2008 to $3.4 million.  Gross margin at our B&B ARMR subsidiary increased approximately $595,000 in addition to an increase in gross margin of approximately $54,000 at our at our Intelli-Site, Inc. (“Intelli-Site”) subsidiary. These increases were offset by a decrease in gross margin at B&B Roadway of $15,000 and at DoorTek of approximately $128,000.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by approximately $172,000 or approximately 5.0% during the nine months ended March 31, 2008 compared to the quarter ended March 31, 2007 primarily due to a reduction in expenses at B&B ARMR and Intelli-Site and Corporate.  These decreases represented declines in personnel costs as well as improvements in operating costs at the divisional level and Corporate.

Research and Product Development.  Research and development remained fairly comparable for the nine months ended March 31, 2008 and 2007.

Interest Expense.  Interest expense decreased by approximately $83,000 or 9% during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 primarily due to a reduction in interest expense at B&B ARMR.  This decrease was primarily due to the sale of the Norwood, LA facility and elimination of the related mortgage note.

Debt Discount.  Debt discount decreased by approximately $99,000 during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 primarily due to full amortization of some discounts during the earlier part of the year.

Liquidity and Capital Resources

Our cash position decreased by $155,993 during the nine months ended March 31, 2008.  At March 31, 2008, we had $61,961 in cash and cash equivalents and had approximately $612,000 outstanding under our asset based lending facility.  This revolving credit facility, which is secured by substantially all of our assets, permits us to borrow up to $3.0 million, subject to availability under our borrowing base.

For the nine months ended March 31, 2008, our operating activities used $0.6 million of cash compared to $.9 million of cash used in operations during the nine months ended March 31, 2007.

We used $18,000 for the purchase of property and equipment during the nine months ended March 31, 2008, compared to $50,000 for the nine months ended March 31, 2007.  We anticipate no significant capital expenditures for the remainder of fiscal 2008. We also paid an additional $86,561 during the nine months ended March 31, 2008 related to earn-out agreements executed as a part of the B&B ARMR acquisition.

During the nine months ended March 31, 2008, we financed our operations with cash flows from borrowings of $532,000, compared to $474,000 during the nine months ended March 31, 2007.  We made net borrowings on debt of $308,000 for the nine months ending March 31, 2008, compared to $1.0 million during the nine months ending March 31, 2007.

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

Principal payments required under outstanding debt at March 31, 2008 are as follows:

Year Ending June 30,
2008	$1,811,429
2009	6,531,010
2010	5,850,596
Thereafter	10,344
Debt Discount	(33,755)
$14,169,624

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At April 30, 2008, our backlog was approximately $3.2 million.  We expect to fill the majority of this backlog by December 31, 2008.

Item 3. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation included consideration of the various processes carried out under the direction of our CEO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO concluded that, as of June 30, 2007, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  We had made changes to resolve the significant turnover and staffing deficiencies throughout our financial organization and felt that the turnover and lack of skilled personnel in our accounting department had contributed to the material weakness.  Effective July 1st, 2007 we had put procedures in place that we hoped would compensate for the material weakness previously discussed.  However, we are still experiencing ongoing issues in the preparation of reports and providing accurate and timely consolidated information and believe the material weakness as previously disclosed still exists.

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

Integrated Security Systems, Inc.
(Registrant)

Date:	May 22, 2008	/s/ VERNON H FOERSTERLING, JR.
Vernon H. Foersterling, Jr.
Director, President, and Chief Executive Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

31.1+

Officer’s Certificate Pursuant to Section 302

32.1+

Officer’s Certificate Pursuant to Section 906

________________

+

Filed herewith.