Form 10KSB
period 2008-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2008-10-14
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_______________

Form 10-KSB

_____________________

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2008.

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐    No ☒

Issuer’s revenues for its most recent fiscal year:  $10,609,588.

On September 15, 2008, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $466,546.  This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding on September 15, 2008 by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the closing price of the registrant’s common stock on September 15, 2008, as reported on the over-the-counter market.

As of September 15, 2008, 110,350,267 shares of the Registrant’s common stock were outstanding.

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

On December 15, 2004, we acquired all of the issued and outstanding shares of common stock of DoorTek Corporation.  DoorTek is a manufacturer of access control systems and other physical security system products.  As of July 31, 2008 we completed the sale of DoorTek, detailed in Note 14 to the financial statements.

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

B&B ARMR Corporation

B&B ARMR designs, markets and sells anti-terrorist crash barriers, bollards, wedges and gates, warning and crash gates, gate panels, soft-stop gates, high occupancy vehicle lane changers, and perimeter security gates and operators.  A 24/7 service and maintenance group is based in Washington, DC, servicing and maintaining a wide range of internally and competitor’s manufactured products for federal and government organizations.  These products compete primarily in the homeland security, perimeter security and road and bridge construction and refurbishment markets.  These products are used for:

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

•

HOV control gates, typically low-impact catch barriers.

B&B ARMR sells its products through integrators, contractors, electrical sub-contractors and distributors.  B&B ARMR maintains Governmental Services Administration, or GSA, schedule agreements for three product families and license agreements both in North America and internationally.  In certain instances, sales are made directly to end-users.  B&B ARMR’s products are manufactured by third party subcontractors.

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

The Intelli-Site product is primarily sold through systems integrators and access control hardware manufacturers serving diverse markets including corrections, healthcare, energy, finance and industrial. In addition, the product has been sold and successfully implemented in a host of governmental organizations, both domestically and internationally.

Product Warranties

We have one-year, two-year and five-year limited warranties on products we manufacture both internally and externally.  The length of the warranty is generally dictated by competition and extended warranties are sold to customers at additional cost.  We provide for repair or replacement of components and/or products that contain defects of material or workmanship. When we use other manufacturers’ components and manufacturing services, the warranties of the other manufacturers are passed to the dealers and end users.  In some instances, we absorb the cost of these warranties internally.  To date, the servicing and replacement of defective software components and products have not been material.

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assess the adequacy of our warranty liability based on changes in these factors.

Backlog

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At August 31, 2008, our backlog was approximately $2.6 million. We expect that we will fill the majority of this backlog by March 31, 2009.

Product Design and Development

As of September 30, 2008, we had two employees dedicated to research, development and product engineering. We spent $330,422 and $336,143 during fiscal 2008 and 2007, respectively, related to the continual development and enhancement of the Intelli-Site® software product as well as the development of several new products in the anti-terrorist crash barrier and perimeter security divisions at B&B ARMR.

Environmental Compliance

The manufacturing elements of the Company principally outsource fabrication to third parties. Therefore, the Company does not incur any significant costs or risks for environmental compliance.

Competition

B&B ARMR Corporation

B&B ARMR’s competition can be divided into three categories:  Anti-terrorism, hydraulic gate operators and 24/7 service and maintenance.  We believe anti-terrorism competition continues to increase as the market grows worldwide.  B&B ARMR is not as large as its two main competitors (Delta Scientific and Nasatka Barriers) in the anti-terrorism marketplace, but B&B ARMR is growing in this market sector and is using its years of engineering experience in this area to help secure that growth.  In the hydraulic gate operator business, B&B ARMR has one main competitor (HySecurity) and its new product lines offer a growth platform to increase market share in the future. B&B ARMR has a unique position within the 24/7 service and maintenance business; however, we believe others, including competitive product manufacturers, may enter this market.

B&B Roadway, LLC

B&B Roadway has only one full line competitor in its traditional market, Federal Transit Safety Systems, a new startup company based in Louisiana. FTSS is a smaller company than B&B Roadway, and it is our understanding that because they cannot support a full shop and staff, they subcontract much of their work. Consequently, FTSS has not yet had a major impact in the overall market. In the specific area of navigational lights, B&B Roadway’s primary competitor is Automatic Power, based in Houston, Texas. Automatic Power is a larger company and participates in offshore and shoreline lighting markets, with bridge lighting making up a small portion of their overall sales. B&B Roadway continues to hold the majority share of the movable bridge lighting market.

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

Employees

As of June 30, 2008, we employed 35 people, all in full-time positions.  None of our employees are subject to collective bargaining agreements.  We believe that relations with our employees are good.

Item 2. Description of Property

Our principal executive offices are located at 2009 Chenault Drive, Suite 114, Carrollton, Texas 75006.  B&B ARMR Corporation and Intelli-Site, Inc. also maintain their principal offices at this location.  This facility consists of approximately 12,000 square feet of office space.  The lease for the Carrollton facility expires in January 2011.  The monthly rent for this property is $11,863, plus the costs of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.

B&B ARMR Corporation also maintains executive office space located at 8230 Old Courthouse Road, Suite 305; Vienna, Virginia 22182, where it occupies approximately 750 square feet.  The monthly rent for this property is $950, plus the cost of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.  The lease for this property is on a month-to-month basis.

B&B ARMR Corporation also maintains warehouse space located at 8451-L Hilltop Road, Fairfax, Virginia 22031, where it occupies approximately 1,500 square feet.  The monthly rent for this property is $1,723, plus the cost of utilities, property taxes, insurance, repair and maintenance expenses and common area utilities.  The lease for this property is on a month-to-month basis.

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

	Common Stock
	High	Low
Fiscal 2008
Fourth Quarter	$ 0.07	$ 0.01
Third Quarter	0.10	0.06
Second Quarter	0.10	0.05
First Quarter	0.11	0.05
Fiscal 2007
Fourth Quarter	$ 0.12	$ 0.07
Third Quarter	0.15	0.09
Second Quarter	0.18	0.11
First Quarter	0.20	0.12

On September 30, 2008, the last reported sales prices for the common stock as reported on the Over-the-Counter Bulletin Board was $0.02.

Holders

As of September 30, 2008, there were 110,350,267 shares of common stock outstanding.  The shares of common stock are held of record by approximately 221 holders, including those brokerage firms and/or clearing houses holding our common stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

At September 30, 2008 and 2007, we had 315,282,115 and 184,823,333 shares of common and common stock equivalents outstanding, which comprise all of our outstanding equity instruments.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and development of our business and to repay outstanding debt. We do not intend to pay any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Recent Sales of Unregistered Securities

During fiscal 2008, we issued unregistered convertible promissory notes and promissory notes in conjunction with stock purchase warrants in connection with the transactions described below in this Item 5.  The issuance of promissory notes and stock purchase warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering, and an appropriate restrictive legend was affixed to the securities.

Convertible Promissory Note Issued on December 12, 2007

On December 12, 2007, we issued an unsecured convertible promissory note to Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”) in exchange for an aggregate $300,000 cash investment. The convertible promissory note in the original principal amount of $300,000, matures on December 12, 2008, and bears interest at an annual rate of 8% payable in cash in quarterly installments.  The note is convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments upon:

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

Unregistered Issuances of Securities in Fiscal Years 2006 and 2007

During fiscal years 2006 and 2007, the Company issued the following unregistered promissory notes to Renn III:

Date Issued	Face Amount	Interest	Original Maturity	Extended Maturity
12/15/2005	$500,000	8%	12/14/2008	9/30/2009
6/16/2006	400,000	6%	6/16/2009
5/15/2007	150,000	8%	5/15/2008	9/30/2009
5/30/2007	150,000	8%	5/30/2008	9/30/2009
6/22/2007	150,000	8%	6/22/2008	9/30/2009

During fiscal years 2006 and 2007, the Company issued the following unregistered promissory notes to Renaissance US Growth Investment Trust PLC:

Date Issued	Face Amount	Interest	Original Maturity	Extended Maturity
10/13/2005	$250,000	8%	7/29/2008	9/30/2009
12/14/2005	500,000	8%	12/14/2008	9/30/2009
6/16/2006	400,000	6%	6/16/2009
10/5/2006	375,000	6%	10/6/2009
11/17/2006	375,000	6%	11/23/2009

During fiscal years 2006 and 2007, the Company issued the following unregistered promissory notes to US Special Opportunities Trust PLC:

Date Issued	Face Amount	Interest	Original Maturity	Extended Maturity
10/13/2005	$250,000	8%	9/5/2008	9/30/2009
12/14/2005	500,000	8%	12/14/2008	9/30/2009
6/16/2006	400,000	6%	6/16/2009
10/5/2006	375,000	6%	10/6/2009
11/17/2006	375,000	6%	11/23/2009

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

The audit report of Weaver and Tidwell, L.L.P., our independent registered public accounting firm for our consolidated financial statements for the fiscal year ended June 30, 2008, states that in fiscal 2008 and 2007, we suffered losses from operations.  The audit reports further state that these matters raise substantial doubt about our ability to continue as a going concern.  Management expects that we will be profitable on an operating basis in fiscal 2009; however, our liquidity depends heavily on our ability to restructure our current debt and also to obtain additional financing.  If we are unsuccessful, it is possible that we will be forced into liquidation, as our liabilities far exceed our assets, and there is no guarantee that we will be able to pay any debt instruments which mature prior to a debt restructure.

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

We consider the following to be critical accounting policies:

Software Development Costs

Software development costs that are deemed to be recoverable are capitalized and amortized over the greater of the revenue method or the straight-line method over five years.  At June 30, 2008 and 2007, software development costs had not been capitalized because of uncertainty regarding their recoverability.

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

Discontinued Operations

On July 31, 2008, we sold 100% of our interest in DoorTek Corporation, our wholly-owned subsidiary.  In accordance with generally accepted accounting principles, the results of operations for DoorTek are reported as discontinued operations in the statement of operations and its associated assets and liabilities are classified separately in the balance sheet. The operating results of DoorTek have been aggregated and reported on the Consolidated Statements of Operations as Income (Loss) from Discontinued Operations. Prior periods have been reclassified to conform to the current-period presentation. For additional information relative to our sale of DoorTek, refer to Note 14, Subsequent Event – Sale of DoorTek Corporation.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  On an annual basis, we compare the fair value of our reporting units with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill.  The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.  We recognized a goodwill impairment loss of $790,057 in fiscal 2008 and goodwill impairment loss of $1,527,707  in fiscal 2007.

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

Results of Operations

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Sales.  Sales for the current fiscal year increased by approximately 11.1% or $1.1 million to $10.6 million in fiscal year 2008 from $9.5 million in fiscal 2007.  Sales at B&B ARMR increased approximately $1.5 million, or 37.2%. All other divisions reported sales decreases; $0.03 million at Intelli-Site (4.9%), and $0.4 million at B&B Roadway (7.7%).

Gross Margin.  Overall gross margin increased by approximately $0.7 million during the fiscal year ending 2008 to $3.9 million from $3.2 million for fiscal year ending 2007.  This increase is due to an improvement in contribution margin of approximately $0.8 million at B&B ARMR.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately $0.5 million during fiscal period 2008 primarily due to a reduction in expenses at B&B ARMR and Intelli-Site.

Impairment of Goodwill.  Goodwill impairment of $790,057 and $1,527,707 was recognized during fiscal 2008 and 2007, respectively.  This amount represents the excess carrying value as compared to the computed fair value of the goodwill recognized as the result of the acquisition of ARMR Services Corporation in September 2003 (see Note 2 to the consolidated financial statements for further explanation).

Research and Product Development.  Research and development expenses remained comparable for the fiscal years ending 2008 and 2007.

Interest Expense.  Interest expense decreased by approximately $0.2 million to $1.3 million during fiscal 2008 from $1.5 million during fiscal 2007, since we are no longer paying interest on the mortgage of our property in Norwood, Louisiana, which was sold during fiscal 2007.

Liquidity and Capital Resources

Cash Position

Our cash position decreased $30,954 during fiscal year 2008. At June 30, 2008, we had $169,056 in cash and cash equivalents and $690,558 outstanding under our asset based lending facility. This asset based lending facility is explained in greater detail below in this section.

Operating Activities

For the fiscal year ended June 30, 2008, our operating activities used $105,766 of cash compared to $896,651 cash used during the fiscal year ended June 30, 2007, a decrease of $790,885.

Credit Facility with Laurus Master Fund in Fiscal 2008

On July 29, 2005, we entered into, and, on August 3, 2005, closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $3,000,000 credit facility.  The financing was completed pursuant to a security agreement among us, B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation and Laurus.  Under the Security Agreement, we issued to Laurus a $1,000,000 secured convertible minimum borrowing note and a $3,000,000 secured revolving note.  The amount of funds available for borrowing under the credit facility is based upon our and our subsidiaries’ eligible inventory and accounts receivable, with an advance rate equal to:

•

30% of eligible inventory, up to $1,000,000; plus

•

90% of eligible accounts receivable.

On August 3, 2005, we made initial borrowings of $1,836,000 under the credit facility.  On June 30, 2008, the balance outstanding under the credit facility was $690,558.

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

The agreement with Laurus expired on July 29, 2008.  At that time, we had not yet finalized the new factoring agreement with Capital Funding Solutions, and we were therefore unable to pay the balance on the due date.  As a result, we were in default under the terms of this facility.  Laurus added an additional penalty fee of $77,000 to our final balance of $236,673, which was paid by Capital Funding as a part of our initial sale of receivables to them on August 15, 2008.

Factoring and Security Agreement with Capital Funding Solutions in Fiscal 2008

On August 11, 2008, we entered into, and on August 15, 2008, closed a factoring and security agreement with Capital Funding Solutions.  The Factoring Agreement provides that the Company will sell to Capital Funding certain of its accounts receivable.  Moreover, the factoring agreement requires that we grant to Capital Funding a continuing first priority security interest in the all of our now owned and hereafter acquired accounts, chattel paper, deposit accounts receivable, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations.  The factoring agreement does not require us to grant a security interest in any of the assets of Doortek, Inc. and B&B Roadway, Inc.  The factoring agreement is for a one year term, which will be automatically extended for successive terms unless terminated by either party.  The factoring agreement can be terminated at any time by either us or Capital Funding by giving 30 days written notice.

For each account, Capital Funding will pay to us the face amount due on such Account at the time of purchase less the factoring fee (as defined in the factoring agreement).  The factoring fee is calculated as follows: .35% of the face amount due on an Account at the time of purchase for each 5 day period, computed from the end of the 5 day period following the date on which the purchase price is paid to us for such account and ending when such account is paid by the account debtor.

On August 15, 2008, we factored $445,699 of our receivables under the factoring agreement.  The factored balance outstanding under the factoring agreement as of September 15, 2008 was $317,988.

Convertible Promissory Note Issued on December 12, 2007

On December 12, 2007, we issued an unsecured convertible promissory note to Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”) in exchange for an aggregate $300,000 cash investment. The convertible promissory note in the original principal amount of $300,000, matures on December 12, 2008, and bears interest at an annual rate of 8% payable in cash in quarterly installments.  The note is convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments upon:

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

Additional Debt Service Obligations

As described in greater detail in “Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities,” and elsewhere in this “Item 6. Management’s Discussion and Analysis or Plan of Operation,” during the fiscal year ended June 30, 2008, we financed our operations with cash flows from long-term borrowings of $300,000.  During that period, we made borrowings of $129,372 in debt.

Property and Equipment

We used $2,010 for the purchase of property and equipment during fiscal 2008 compared to $51,382 for the previous fiscal 2007 period.  We do not have any material commitments to purchase property and equipment in fiscal 2009. We do not have any material funding requirements for software and other products under development.

Maturities and Commitments

The following table presents certain of our obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of June 30, 2008.

	Debt	Leases	Total
2009	$1,920,387	$148,492	$2,068,879
2010	12,052,396	155,011	12,207,407
2011	7,596	79,136	86,732
Thereafter	8,556		8,556
	$13,988,935	$382,639	$14,371,574

Our liquidity depends heavily on our ability to restructure our current debt and also to obtain additional financing.  If we are unsuccessful, it is possible that we will be forced into liquidation, as our liabilities far exceed our assets, and there is no guarantee that we will be able to pay any debt instruments which mature prior to a debt restructure. Ultimately, failure to receive such financing could jeopardize our ability to continue as a going concern.

Backlog

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At August 31, 2008, our backlog was approximately $2.6 million. We expect that we will fill the majority of this backlog by March 31, 2009.

Effects of Inflation

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our sales or operating results.

Seasonality

Historically we have experienced seasonality in our business due to fluctuations in the weather and Federal purchasing cycles. We typically experience a decline in sales and operating results during the quarter ended March 31 due to winter weather conditions.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 7.  Financial Statements

  Page

Report of Independent Registered Public Accounting Firm

  16

Consolidated Balance Sheets as of June 30, 2008 and 2007

  17

Consolidated Statements of Operations for the years ended June 30, 2008 and 2007

  18

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 2008 and 2007

  19

Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007

  20

Notes to Consolidated Financial Statements

  21-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Security Systems, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company has suffered significant losses from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

October 13, 2008

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$169,056	$200,010
Accounts receivable, net of allowance for doubtful accounts of $250,406 and $291,215, respectively	1,855,365	2,470,281
Inventories, net of reserves	511,457	497,754
Other current assets	118,103	79,410
Assets from discontinued operations	115,007	199,247
Total current assets	2,768,988	3,446,702

Property and equipment, net	63,909	129,916
Goodwill	1,707,953	2,498,010
Other assets	116,818	279,654
Total assets	$4,657,668	$6,354,282

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable – trade	$993,708	$1,809,944
Accrued liabilities	2,320,995	1,527,654
Demand note payable	684,596	389,593
Current portion of long-term debt	1,235,791	107,958
Liabilities related to discontinued operations	7,110	--
Total current liabilities	5,242,200	3,835,149

Long-term debt	12,068,548	12,881,655

Minority interest	149,807	189,562

Stockholders’ equity (deficit):
Convertible preferred stock, $.01 par value, 750,000 shares authorized; 100,750 issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized; 104,962,212 and 99,510,890 shares, respectively, issued	1,049,622	995,109
Additional paid in capital	35,241,778	34,924,238
Accumulated deficit	(48,976,545)	(46,353,689)
Treasury stock, at cost – 50,000 common shares	(118,750)	(118,750)
Total stockholders’ equity (deficit)	(12,802,887)	(10,552,084)
Total liabilities and stockholders’ equity (deficit)	$4,657,668	$6,354,282

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2008	2007
Sales	$10,609,588	$9,549,203
Cost of sales	6,748,747	6,389,298
Gross margin	3,860,841	3,159,905

Operating expenses:
Selling, general and administrative	3,901,945	4,403,624
Impairment of goodwill	790,057	1,527,707
Research and product development	330,422	336,143
	5,022,424	6,267,474

Loss from operations	(1,161,583)	(3,107,569)

Other income (expense):
Interest expense	(1,346,932)	(1,562,779)
Other Income	48,651	--
Extinguishment of liability	241,152	--

Loss before minority interest	(2,218,712)	(4,670,348)

Minority interest	(160,851)	(233,716)

Net loss from continuing operations	(2,379,563)	(4,904,064)

Income (loss) from discontinued operations	(243,293)	72,685

Net loss	(2,622,856)	(4,831,379)

Preferred dividend requirement	(164,700)	(164,250)

Net loss allocable to common stockholders	$(2,787,556)	$(4,995,629)

Weighted average common shares outstanding	103,852,887	96,147,197

Basic and diluted loss per share – continuing operations	$(0.03)	$(0.05)

Basic and diluted loss per share – discontinued operations	$(0.00)	$(0.00)

Basic and diluted loss per share – net loss	$(0.03)	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at June 30, 2006	100,750	$1,008	90,628,108	$906,281	$33,750,307	$(41,522,310)	$(118,750)	$(6,983,464)

Common stock issuance			7,717,782	77,178	827,253			904,431
Note payable conversion			1,100,000	11,000	264,000			275,000
Stock option exercise			65,000	650	7,475			8,125
Stock option expense					75,203			75,203
Net loss						(4,831,379)		(4,831,379)

Balance at June 30, 2007	100,750	$1,008	99,510,890	$995,109	$34,924,238	$(46,353,689)	$(118,750)	$(10,552,084)

Common stock issuance			5,451,322	54,513	272,699			327,212
Stock option expense					44,841			44,841
Net loss						(2,622,856)		(2,622,856)

Balance at June 30, 2008	100,750	$1,008	104,962,212	$1,049,622	$35,241,778	$(48,976,545)	$(118,750)	$(12,802,887)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,622,856)	$(4,831,379)
(Income) loss from discontinued operations	243,293	(72,684)
Loss from continuing operations	(2,379,563)	(4,904,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68,019	106,765
Gain on sale of assets	--	(48,933)
Amortization	165,509	165,511
Provision for bad debt	212,433	193,698
Provision for warranty reserve	1,744	6,907
Provision for inventory reserve	23,510	12,247
Stock option expense	44,841	75,203
Amortization of debt discount and beneficial conversion feature	180,356	338,508
Expenses paid with stock	327,212	425,512
Minority interest	160,851	233,715
Extinguishment of liability	241,152	--
Goodwill impairment	790,057	1,527,707
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	402,483	782,851
Inventories	(37,213)	82,137
Other assets	(41,366)	82,291
Accounts payable – trade	(816,236)	(692,015)
Accrued liabilities	550,445	715,308
Net cash used in operating activities	(105,766)	(896,651)

Cash flows from investing activities:
Purchase of property and equipment	(2,012)	(51,382)
Purchase of business, net of cash acquired	--	(16,326)
Net cash used in investing activities	(2,012)	(67,708)

Cash flows from financing activities:
Employee stock option exercise	--	8,125
Borrowings (Payments) of debt	129,372	(1,424,204)
Proceeds from debt	300,000	1,987,725
Distribution to minority interest	(200,606)	(149,450)
Net cash provided by financing activities	228,766	422,196

Net cash – discontinued operations:
Operating activities	(84,833)	68,221
Investing activities	(67,109)	(13,068)
Net cash flows from discontinued operations	(151,942)	55,153

Decrease in cash and cash equivalents	(30,954)	(487,010)
Cash and cash equivalents at beginning of year	200,010	687,020
Cash and cash equivalents at end of year	169,056	200,010

Supplemental disclosure of noncash financing activities:
Issuance of common stock in payment of accrued interest	$--	$478,919
Sale of property	--	335,818
Conversion of unsecured promissory notes into common stock	--	275,000

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the Company and its subsidiaries: B&B ARMR Corporation, Intelli-Site, Inc. and DoorTek Corporation – shown as Discontinued Operations on all financial statements due to sale subsequent to fiscal year end, as well as the Company’s joint venture partner, B&B Roadway, LLC.  All significant intercompany transactions and balances have been eliminated.

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

Discontinued Operations

On July 31, 2008, we sold 100% of our interest in DoorTek Corporation, our wholly-owned subsidiary.  In accordance with generally accepted accounting principles, the results of operations for DoorTek are reported as discontinued operations in the statement of operations and its associated assets and liabilities are classified separately in the balance sheet. The operating results of DoorTek have been aggregated and reported on the Consolidated Statements of Operations as Income (Loss) from Discontinued Operations. Prior periods have been reclassified to conform to the current-period presentation. For additional information relative to the sale of DoorTek, refer to Note 14, Subsequent Event – Sale of DoorTek Corporation.

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment; we recognize revenue from services at the time the services are rendered, and we recognize revenue from software sales on the date that a permanent license is issued to the customer.  Revenue from our service and maintenance contracts is recognized on a straight-line basis over the term of the contracts.  The Company’s accounts receivable are generated from a large number of customers in the security integration, construction contractor and electrical subcontractor and governmental markets. No single customer accounted for 10% or more of revenues during the years ended June 30, 2008 or 2007.

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

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  On an annual basis, we compare the fair value of our reporting units with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill.  The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.  We recognized an impairment loss of $790,057 in fiscal 2008 and an impairment loss in fiscal 2007 of $1,527,707 related to the acquisition of ARMR Services Corporation.  The changes in the carrying amount of goodwill for the periods ending June 30, 2008 and 2007 are as follows:

	For the Year Ended June 30,
	2008	2007
ARMR Services Corporation
Beginning balance:	$2,498,010	$4,009,391
Earn-out agreement	--	16,326
Impairment loss	(790,057)	(1,527,707)
	$1,707,953	$2,498,010

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

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in our product warranty liability are as follows:

	June 30,
	2008	2007
Liability, beginning of year	$93,448	$144,361
Expense for new warranties issued	1,744	6,907
Warranty claims	(26,407)	(57,820)
Liability, end of period	$68,785	$93,448

Net Loss Per Share

The Company computes basic loss per common share using the weighted average number of common shares outstanding. At June 30, 2008 and 2007, there were 2,471,250 shares of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to the Company’s reported net loss.

At June 30, 2008 and 2007, the Company had 228,906,292 and 176,954,904 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

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

Statements of Cash Flows

Supplemental cash flow information for fiscal years 2008 and 2007:

	June 30,
	2008	2007
Interest paid	$95,030	$220,783

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

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements."  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  SFAS No. 157  does  not  require  any  new  fair value measurements  but  rather eliminates  inconsistencies  in  guidance  found in various prior accounting pronouncements.  The  provisions  of  SFAS  No. 157 are effective for fiscal years  beginning  after  November 15, 2007,  and  will  apply to the Company starting in its 2009 fiscal year. The Company anticipates no material effect from the adoption of SFAS No. 157.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 requires (a) that noncontrolling (minority) interest be reported as a component of shareholders' equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will apply to the Company starting in its 2010 fiscal year.  The Company anticipates a revision to its disclosures regarding minority interest, but there should be no material effect from the adoption of SFAS No. 160.

Stock-based Compensation

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R was effective for fiscal years beginning after December 15, 2005 and therefore we began recognizing option expense as of July 1, 2006. In implementing FAS 123R, we have adopted the “modified prospective approach” under which options which were unvested at July 1, 2006 will continue to be accounted for under FAS 123, except that the expense will be recorded in the statement of operations. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%.  An expense of $44,841 and $75,203 were recorded in fiscal years 2008 and 2007, respectively.  The known amount of compensation expense to be recognized in future periods is zero.

There were no grants made during the fiscal year ended June 30, 2008 or June 30, 2007.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  DISCONTINUED OPERATIONS

On July 31, 2008, we sold 100% of our interest in DoorTek Corporation, our wholly-owned subsidiary.  In accordance with United States generally accepted accounting principles, the results of operations for DoorTek are reported as discontinued operations in the statement of operations and its associated assets and liabilities are classified separately in the balance sheet. The operating results of DoorTek have been aggregated and reported on the Consolidated Statements of Operations as Income (Loss) from Discontinued Operations. Prior periods have been reclassified to conform to the current-period presentation. For additional information relative to the sale of DoorTek, refer to Note 14, Subsequent Event – Sale of DoorTek Corporation.

Income (Loss) from Discontinued Operations reported in the Consolidated Statements of Operations consists of the following:

	For the years ended
	June 30, 2008	June 30, 2007
Sales	$650,276	$1,164,234
Cost of sales	416,260	797,883
Gross margin	234,016	366,351

Operating expenses:
Selling, general and administrative	353,413	293,058
Impairment of Goodwill	122,508	--
Research and product development	992	--

Income (loss) from operations	(242,897)	73,293

Interest expense	(396)	(608)

Net income (loss)	$(243,293)	$72,685

Assets and liabilities of DoorTek reported in the Consolidated Balance Sheets as discontinued operations consist of the following:

	June 30, 2008	June 30, 2007
Cash and cash equivalents	$4,645	$17,944
Inventories	110,362	123,431
Other current assets		2,473
Goodwill	--	55,399
Total assets	115,007	199,247

Accrued liabilities	7,110	--
Total liabilities	$7,110	$--

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  LIQUIDITY

We suffered losses from operations during fiscal 2008 and 2007.  Management expects that we will be profitable on an operating basis in fiscal 2009; however, our liquidity depends heavily on our ability to restructure our current debt and also to obtain additional financing.  If we are unsuccessful, it is possible that we will be forced into liquidation, as our liabilities far exceed our assets, and there is no guarantee that we will be able to pay any debt instruments which mature prior to a debt restructure.  Ultimately, failure to receive such financing could jeopardize our ability to continue as a going concern.

5.  COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

The composition of certain balance sheet accounts is as follows:

	June 30,
	2008	2007
Accounts receivable:
Trade receivables	$2,470,281	$2,761,496
Less: allowance for doubtful receivables	(250,406)	(291,215)
	$1,855,365	$2,470,281

Allowance for doubtful receivables:
Beginning Balance	$291,215	$230,298
Bad debt expense	212,433	193,698
Accounts written-off	(253,242)	(132,781)
Ending Balance	$250,406	$291,215

Inventories:
Raw materials	$605,356	$536,211
Finished goods	38,138	67,632
Reserves	(132,037)	(106,089)
	$511,457	$497,754

Property and equipment:
Land	$--	$--
Building	--	--
Leasehold improvements	11,547	11,547
Office furniture and equipment	729,554	729,072
Vehicles	135,846	163,821
	876,947	904,440
Less: accumulated depreciation	(813,038)	(774,524)
	$63,909	$129,916

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  DEBT

	June 30,
	2008	2007
Demand note payable:

Convertible minimum borrowing note and revolving note secured with eligible receivables and inventory with a financial institution; interest at Wall Street Journal prime rate (5.00% as of June 30, 2008) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $5,962 and $77,494 respectively)	$684,596	$389,593
	$684,596	$389,593

Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $192,150 and 205,900, respectively; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.38 per share; Company may call the notes at $0.60 per share (based on certain restrictions)	$3,843,000	$3,843,000

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2009	1,800,000	1,800,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $10,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000	1,500,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	1,100,000	1,100,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due October 6, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000	750,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due November 23, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000	750,000

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due September 30, 2009 (net of debt discount of $79,076 on the June 30, 2007 balance)	725,000	645,924

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000	500,000

Notes payable to stockholders; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2009	500,000	500,000

(continued…)

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  DEBT (continued)

	June 30,
	2008	2007
Convertible note payable to stockholder; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $2,473 and $32,221, respectively)	497,527	467,779

Note payable to a director; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due September 30 2009	328,386	328,386

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $6,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	300,000	--

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000	150,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000	150,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000	150,000

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest at Wall Street Journal prime rate (5.00% as of June 30, 2008) plus 2%; principal and accrued unpaid interest due on July 26, 2009	119,000	195,500

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2009	100,000	100,000

Other	41,426	59,024
	13,304,339	12,989,613
Less current portion	(1,235,791)	(107,958)
	$12,068,548	$12,881,655

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal payments required under long-term debt and the demand note payable outstanding at June 30, 2008 are as follows:

Year Ending June 30,
2009	$1,920,387
2010	12,052,396
2011	7,596
Thereafter	8,556
$13,988,935

Our liquidity depends heavily on our ability to restructure our current debt and also to obtain additional financing.  If we are unsuccessful, it is possible that we will be forced into liquidation, as our liabilities far exceed our assets, and there is no guarantee that we will be able to pay any debt instruments which mature prior to a debt restructure.  Ultimately, failure to receive such financing could jeopardize our ability to continue as a going concern.

7.  INCOME TAXES

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes follows:

	For the Years Ended
	June 30, 2008	June 30, 2007
Federal statutory benefit rate	(34.0)%	(34.0)%

Valuation allowance	34.0%	34.0%
	--%	--%

Deferred tax assets (liabilities) are comprised of the following at:

	June 30, 2008	June 30, 2007
Deferred tax assets
Inventory reserve	$45,000	$36,000
Accounts receivable	85,000	99,000
Net operating loss carryforward	12,600,000	11,700,000
Other	23,000	32,000
Gross deferred tax asset	12,753,000	11,867,000

Deferred tax liabilities
Property and equipment	--	--
Net deferred tax asset	12,753,000	11,867,000
Valuation allowance	(12,753,000)	(11,867,000)
Net deferred tax asset	$--	$--

The Company has unused net operating loss carryforwards of approximately $37.2 million at June 30, 2008.  The carryforwards expire from 2009 through 2023. The annual use of these carryforwards is substantially limited as a result of changes in ownership of the Company’s common stock.  The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. No liabilities or assets have been recognized as a result of the implementation of FIN 48. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.

8.  COMMITMENTS AND CONTINGENCIES

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

Operating Leases

The Company leases facilities under leases accounted for as operating leases. Rent expense for operating leases was $266,660 and $259,935 for the years ended June 30, 2008 and 2007, respectively.  Future minimum payments for fiscal years subsequent to June 30, 2008 under these leases are as follows:

Year Ending June 30,
2009	$148,492
2010	155,011
2011	79,136
$382,639

Capital Leases

The Company leases certain equipment under leases accounted for as capital leases, with the resulting liability recorded as a component of both current and long-term debt, in the accompanying consolidated balance sheet.  Future minimum payments for fiscal years subsequent to June 30, 2008 under these leases are as follows:

Year Ending June 30,
2009	$17,944
2010	9,534
2011	9,534
2012	7,944
44,956

Less amount
representing interest	(7,214)
$37,742

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the assets under capital leases at June 30, 2008:

Production and office equipment	$80,733
Less accumulated depreciation	(43,310)
$37,423

9.  BENEFIT PLANS

The Company maintains a 401(k) savings and profit sharing plan. Participants include all employees who have completed six months of service and are at least 21 years of age. Employees can contribute up to 15% of compensation and the Company may at its option make discretionary contributions. Vesting on the Company’s contributions occurs over a five-year period. The Company recognized expense of $12,893 and $11,656 during fiscal 2008 and 2007, respectively.

10.  STOCK OPTIONS, WARRANTS AND COMMON STOCK ISSUANCES

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

Changes for the years ending June 30, 2008 and 2007, with respect to options outstanding, is detailed in the following table:

	For the Year Ended June 30, 2008		For the Year Ended June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,351,943	$0.42	6,460,824	$0.37
Issued	--	--	--	--
Exercised	--	--	(65,000)	0.13
Expired	(798,009)	0.75	(2,043,881)	0.27
Outstanding at end of period	3,553,934	$0.34	4,351,943	$0.42
Exercisable at end of period	3,141,434	$0.36	3,424,443	$0.47
Weighted-average fair value of options granted during the period		--		--

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about stock options outstanding at June 30, 2008 is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$0.125-0.195	100,000	7.2 Years	$0.15	75,000	$0.15
$0.20-0.22	1,550,000	7.6 Years	0.21	1,162,500	0.21
$0.30-0.39	800,000	4.0 Years	0.34	800,000	0.34
$0.40-0.49	770,000	5.6 Years	0.44	770,000	0.44
$0.5625-1.96	333,934	0.1 Years	0.82	333,934	0.82
	3,553,934	5.7 Years	$0.34	3,141,434	$0.36

Warrants

The Company issued no additional warrants in fiscal 2007 or fiscal 2008.

Additional information with respect to warrants outstanding at June 30, 2008 and changes for the two years then ended are as follows:

	For the Year Ended June 30, 2008		For the Year Ended June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	6,005,473	$0.40	6,505,473	$0.38
Issued	--	--	--	--
Exercised	--	--	--	--
Expired	--	--	(500,000)	0.20
Outstanding at end of period	6,005,473	$0.40	6,005,473	$0.40
Exercisable at end of period	6,005,473	$0.40	6,005,473	$0.40

Common Stock Issuances

The Company issued common stock in the following non-cash transactions:

	For the Year Ended June 30, 2008		For the Year Ended June 30, 2007
	Number of shares	Fair value	Number of shares	Fair value
Payment of interest	4,583,761	$250,824	7,177,312	$825,535
Employee and director bonuses	867,561	76,388	527,970	77,396
Consultant	--	--	12,500	1,500
	5,451,322	327,212	7,717,782	904,431
Conversion of notes payable	--	--	1,100,000	275,000
	5,451,322	$327,212	8,817,782	$$1,179,431

The shares issued in these transactions are subject to restrictions on sale.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  CONVERTIBLE PREFERRED STOCK

At June 30, 2008 and 2007, convertible preferred stock, $0.01 par value per share, consisted of the following:

	Shares Outstanding	Par Value	Liquidation Value
Series A $20	9,500	$95	$190,000
Series D $20	91,250	913	2,281,250
	100,750	$1,008	$2,471,250

Series A $20 Convertible Preferred Stock.  At June 30, 2008, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into 20 shares of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.

Series D $20 Convertible Preferred Stock.  At June 30, 2008 the Company had 91,250 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive dividends at the annual rate of 9% per share paid quarterly in cash.  Since June 30, 2001, the holders of the Series D Preferred have been offered the option to receive the quarterly dividend in the common stock of the Company.  The holders who elected this option have received the restricted stock based on a 25% discount from the market price on a 20 day average based on the 10 days before and the 10 days after the dividend due date.  The holders of the Series D Preferred have voting rights of one vote for each share of common stock into which the Preferred Stock is convertible. Beginning on November 15, 2004 the Company may redeem the Series D Preferred upon not less than 30 days’ notice, in whole or in part, plus all accrued but unpaid dividends. After notice and prior to the expiration of the 30-day notice period, holders of the Series D Preferred will have the option to convert the Series D Preferred into common stock prior to the redemption. Each share of the Series D Preferred may, at the option of the Company beginning on November 15, 2000, be converted into 25 shares of common stock at any time after (i) the closing bid price of the common stock exceeds $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the Company has sustained positive earnings per share of common stock for the two previous quarters. The holders of the Series D Preferred have the right to convert each share into 25 shares of common stock at any time.  The holders of the Series D Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.  Each holder also received a stock purchase warrant to purchase 16.67 shares of common stock at $1.00 per share for each share of Series D Preferred purchased. These warrants expired on October 10, 2004.  At June 30, 2008, dividends in arrears on the Series D preferred stock totaled $718,428.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SEGMENT REPORTING

The Company has two wholly-owned business segments: B&B ARMR Corporation and Intelli-Site, Inc.  The Company also has a 65% joint venture interest in B&B Roadway, LLC. These segments, as well as the joint venture, are differentiated by the products they produce and the customers they service as follows:

B&B ARMR Corporation.  This segment consists of anti-terrorist crash barriers, perimeter security and railroad physical security products such as warning gates, crash barriers, HOV lane changers, and hydraulic gates and operators, and aluminum gate panels.

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

The following table provides financial data by segment for the fiscal years ended June 30, 2008 and 2007.

	B&B ARMR	B & B Roadway	Intelli-Site	Corporate		Total
2008
Sales	$5,430,509	$4,668,662	$510,417	$--		$10,609,588
Income (Loss) from operations	(715,123)	495,638	(158,853)	(783,245)		(1,161,583)
Interest expense	36,728	36,064	--	1,274,140		1,346,932
Total assets	2,467,748	654,392	159,361	1,376,167	(a)	4,657,668
Depreciation expense	59,177	--	6,852	1,990		68,019
Capital additions	--	--	2,012	--		2,012

2007
Sales	$3,957,907	$5,054,717	$536,579	$--		$9,549,203
Income (Loss) from operations	(2,681,560)	701,852	(167,388)	(960,473)		(3,107,569)
Interest expense	113,008	34,097	--	1,415,674		1,562,779
Total assets	3,906,148	1,108,550	143,955	1,195,629	(a)	6,354,282
Depreciation expense	94,988	--	9,481	2,296		106,765
Capital additions	38,784	--	11,657	941		51,382

________________

(a) Includes assets from DoorTek

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  RELATED PARTY TRANSACTIONS

During fiscal 2008 and 2007, B&B Roadway, our joint venture partnership, owned 65% by our wholly owned subsidiary B&B ARMR Corporation and 35% by Causey Lyon Enterprises, Inc. (“CLE”), had the following transactions with CLE:

	For the Year Ended June 30,
	2008	2007
Purchases (from)	$3,170,256	$3,498,548
Management Fees (paid to)	$602,688	$597,631

In addition, B&B Roadway had the following balances with CLE:

	June 30,
	2008	2007
Accounts Receivable	$--	$1,377
Accounts Payable	$107,267	$365,681

These transactions and resultant balances are in accordance with the terms and conditions of the joint venture agreement entered into by B&B ARMR Corporation and CLE on March 4, 2005.

14.  SUBSEQUENT EVENT – SALE OF DOORTEK CORPORATION

In early June, the Company entered into discussions with the management of DoorTek to sell the operations of DoorTek back to management and exit the business. In late July, a negotiated sales agreement was reached. The substantive details of the sale were:

•

Company assigned all DoorTek assets (including all inventory, fixtures, data, records and rights to the DoorTek name) to DoorTek management (the buyer).

•

Company retained accounts receivable.

•

Buyer assumed all liabilities of DoorTek after the effective date of transfer.

•

Buyer transferred back to the Company 228,552 shares of common stock in the Company. Such shares constituted the original purchase consideration when DoorTek was acquired.

The transfer was completed in mid-August following the release of assets by Laurus (see Subsequent Event 15).

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  SUBSEQUENT EVENT – FACTORING AND SECURITY AGREEMENT WITH CAPITAL FUNDING SOLUTIONS

On August 11, 2008, we entered into, and on August 15, 2008, closed a factoring and security agreement with Capital Funding Solutions.  The Factoring Agreement provides that the Company will sell to Capital Funding certain of its accounts receivable.  Moreover, the factoring agreement requires that we grant to Capital Funding a continuing first priority security interest in all of our now owned and hereafter acquired accounts, chattel paper, deposit accounts receivable, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations.  The factoring agreement does not require us to grant a security interest in any of the assets of Doortek, Inc. and B&B Roadway, Inc.  The factoring agreement is for a one year term, which will be automatically extended for successive terms unless terminated by either party.  The factoring agreement can be terminated at any time by either us or Capital Funding by giving 30 days written notice.

For each account, Capital Funding will pay to us the face amount due on such Account at the time of purchase less the factoring fee (as defined in the factoring agreement).  The factoring fee is calculated as follows: .35% of the face amount due on an Account at the time of purchase for each 5 day period, computed from the end of the 5 day period following the date on which the purchase price is paid to us for such account and ending when such account is paid by the account debtor.

On August 15, 2008, we factored $445,699 of our receivables under the factoring agreement.  The factored balance outstanding under the factoring agreement as of September 15, 2008 was $317,988.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes or disagreements required to be reported under this Item 8.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) (our principal executive officer) and our Chief Accounting Officer (CAO) (our principal financial and accounting officer), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation included consideration of the various processes carried out under the direction of our CEO and CAO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CAO, to allow timely decisions regarding required disclosures.

The company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal controls over financial reporting are designed to provide reasonable assurance that the books and records reflect the transactions of the company and that established policies and procedures are carefully followed. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately processed, summarized and reported within the specified time periods. An important feature of the company’s internal controls and disclosure controls is that both are continually reviewed for effectiveness and are augmented by written policies and guidelines.

Management has conducted an evaluation of the company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate the effectiveness. There exist numerous issues and deficiencies noted and detailed as follows.

We have defined the three levels of deficiencies as follows:

Control and/or Operational Deficiency: Exists when the design or control of an operation may not let management or staff prevent or detect misstatements during the course of normal activities. These deficiencies can be further broken down into deficiencies of design (controls are not adequately designed to achieve the control objective) or operation (properly designed controls are implemented incorrectly due to inexperience or lack of authority).

Significant Deficiency: This is a control deficiency, or series of control deficiencies which directly inhibits the organization’s ability to record, process and report financial information in a reliable manner in accordance with generally accepted accounting principles. It further assumes that there is “more than a remote likelihood” that a misstatement of the organization’s financial statements that is more than inconsequential will not be prevented or detected.

Material Weakness: Is defined as a significant deficiency, or combination of significant deficiencies that results in a more than remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Based upon this evaluation, our CEO and CAO concluded that, as of the end of the period covered by this report that, due to personnel issues and turnover, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.  Due to this material weakness, in preparing our financial statements as of and for the fiscal year ending June 30, 2008, we performed compensating additional procedures and processes designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Material Weakness

Broadly, there exists a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  Due to our significant turnover, lack of qualified personnel in both senior management and staff positions, as the result of the inability to adequately staff the accounting and finance function due to cash flow constraints, our control environment is reliant primarily on the review function to prevent or detect material misstatement from reaching the financial statements.  Our CEO and CAO identified the following:

•

lack of qualified personnel, at senior management and financial reporting positions (including the divisional controller position) and subsequent turnover;

•

lack of timeliness and precision of the preparation and review of detailed account reconciliations;

•

lack of sufficient awareness of, and timely and appropriate remediation of, financial reporting issues by company personnel; and

•

lack of sufficient awareness and formal communication of accounting policies and procedures, resulting in the inconsistent application of and adherence to corporate policies.

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

WILLIAM D. BREEDLOVE *, 69, has been a Director since May 2001.  Mr. Breedlove has served as President of HBW Investments, Inc., a private investment firm, since August 1996.  Mr. Breedlove has held senior management positions in commercial and merchant banking for over 30 years.  Prior to HBW’s formation in 1996, Mr. Breedlove was chairman, managing director and co-founder of Breedlove Wesneski & Co., a private merchant banking firm.  From 1984 to 1989, Mr. Breedlove also served as president and director of Equus Capital Corporation, the corporate general partner of three public and private limited partnerships operating as management leveraged buyout funds.  Mr. Breedlove’s experience also includes 22 years at First National Bank in Dallas, the last three years of which he served as chairman and chief executive officer of the lead bank and vice chairman of InterFirst Corporation.  Mr. Breedlove currently serves as a director of NCI Building Systems, Inc., and five private companies.  He has previously served as director of several other publicly-held companies, including InterFirst Corporation, Texas Oil and Gas Corporation, Dillard’s Department Stores, Local Financial Corporation, and Cronus Industries, Inc.  Mr. Breedlove received his B.B.A. degree in finance and banking from the University of Texas at Austin.

RUSSELL CLEVELAND, 70, has been a Director since February 2001 and served as Board Chairman during fiscal 2008.  Mr. Cleveland is the President, Chief Executive Officer, sole Director and the majority shareholder of Renn Capital Group, Inc.  He has served as President, Chief Executive Officer and director of Renaissance Capital Growth & Income Fund III, Inc. since its inception in 1994.  Mr. Cleveland is a Chartered Financial Analyst with more than 41 years experience as a specialist in investments for smaller capitalization companies.  Mr. Cleveland has also served as President of the Dallas Association of Investment Analysts.  He serves on the Boards of Directors of Renaissance US Investment Trust PLC, CaminoSoft Corp., Cover-All Technologies, Inc. and Tutogen Medical, Inc.  Mr. Cleveland is a graduate of the Wharton School of Commerce and Finance of the University of Pennsylvania.

VERNON H. ‘Jay’ FOERSTERLING, JR., 50, has been a Director since March 2006. Mr. Foersterling has been the President and Chief Executive officer of ISSI since March 2006 and the President and Chief Executive Officer B&B ARMR Corporation since April 2006. He has over 25 years of experience with manufacturing companies in a variety of senior management and advisory roles. Prior to joining ISSI, Mr. Foersterling held a Division President role with Roper Industries, Inc. and various senior consulting roles with RSM McGladrey, Inc., A.T. Kearney and Ernst & Young. Mr. Foersterling holds an MBA and Bachelor’s degrees from Utah State University.

ROBERT M. GALECKE *, 67, has been a Director since May 1996.  Mr. Galecke is currently Senior Vice President of Finance and Administration for the University of Dallas.  Prior to that, from 1993 to May 1996, he was a principal in the corporate consulting firm of Pate, Winters & Stone, Inc.  From 1986 until 1992, he served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southmark Corporation, a financial services insurance and real estate holding company.  From 1989 to 1995, Mr. Galecke served as Chairman of the board, President and Chief Executive Officer of National Heritage, Inc.  Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a B.S. in Economics from the University of Wisconsin at Stevens Point.

FRANK R. MARLOW *, 71, has been a Director since May 1995.  Mr. Marlow served as Vice President, Sales and Marketing from October 1993 to February 1995.  Mr. Marlow is currently a Senior Partner with SMI Consulting, a sales and marketing consulting firm.  Mr. Marlow was Vice President of Sales, Western Region, for ACI, a publicly traded company headquartered in Omaha, Nebraska from March 2003 until May 2007 and was also Vice President of Sales for Cofiniti, formerly Money Star, a technology company based in Austin, Texas from 1998 until 2001.  From 1995 until 1998, Mr. Marlow was Vice President of Hogan Systems, a publicly traded company subsequently purchased by Computer Sciences Corp.  Previously, Mr. Marlow served in various executive sales and training positions at IBM, Docutel Corporation, UCCEL Corporation and Syntelligence Corporation.

BROOKS SHERMAN, 48, took over the role of Board Chairman and Chief Executive Officer of ISSI as of August 29, 2008.  Mr. Sherman’s background includes over twenty-five years of experience, both in executive and financial roles.  Mr. Sherman has recently been serving as a consultant to ISSI.  He previously served as President and CEO of Selkirk Americas, LP, a building products manufacturer specializing in venting and air distribution products.  Prior to that, Mr. Sherman held several other positions, including President of Selkirk, Inc. and Chief Financial Officer of Eljer Industries, Inc., a building products manufacturer of plumbing and HVAC products which, at the time, was a publicly-held corporation.  Mr. Sherman began his career with Arthur Andersen & Co., a public accounting firm.

In addition to Mr. Foersterling, the following individuals are significant employees of the Company and its subsidiaries.

G.M. “JOHN” ULIBARRI, 52, is the President and Chief Executive Officer of Intelli-Site, Inc.  Mr. Ulibarri joined our company in April 2001 as Vice President of Engineering and Operations, was promoted to Executive Vice President in December of 2002, and President in January of 2004.  Prior to joining our company, Mr. Ulibarri served in various senior management and engineering positions with major security and communications systems integration concerns throughout the US.  Mr. Ulibarri holds a B.S. in Computer Engineering from the University of New Mexico.

KATHERINE SIMS ROBERTS, 28, is the Controller of ISSI. Ms. Roberts has worked in the accounting department with the company since 2005 and holds a Masters Degree in Accounting from Hendrix College in Conway, Arkansas.  Prior to working at ISSI, Ms. Roberts held accounting positions at Interstate Batteries and Insurance Depot.

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

*Member of the Audit Committee for the Company

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), Messrs. Breedlove, Foersterling, Galecke, Marlow and Rundell had late filings during the fiscal year ending June 30, 2008.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions because of our current and intense focus on attaining overall company profitability.  We plan to adopt a code of ethics in the near future.

Item 10. Executive Compensation

Summary Compensation Table

The following table shows the compensation of the Chief Executive Officers and the executive officers of the company and its subsidiaries whose compensation exceeded $100,000 for the fiscal years ended June 30, 2008, 2007 and 2006.

	Annual Compensation				Long-Term Compensation Award
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARs		LTIP Payouts	All Other Compensation
Vernon H. Foersterling, Jr.	2008	$160,000	$--	--	--	--		--	--
President and CEO	2007	$160,000	$--	--	--	--		--	--
President and CEO of	2006	53,333	--	--	--	1,000,000	(3)	--	--
B&B ARMR Corporation (1)

Giovanni Ulibarri	2008	$113,000	$--	--	--	--		--	--
President and CEO of	2007	$113,000	$--	--	--	--		--	--
Intelli-Site, Inc. (2)	2006	103,000	--	--	--	500,000	(4)	--	--

Peter Beare	2008	$--	$--	--	--	--		--	--
Former President	2007	$10,000	$--	--	--	--		--	--
Former President and CEO of	2006	158,292	--	--	--	1,000,000	(5)	--	--
B&B ARMR Corporation (3)

____________________

(1) Began employment on March 1, 2006.

(2) Began employment on April 16, 2001.

(3) Began employment on May 19, 2003 and resigned as of September 29, 2006.

(3) Exercise Price: $0.2000; Expiration Date: March 1, 2016.

(4) Exercise Price: $0.2200; Expiration Date: February 23, 2016.

(5) Exercise Price: $0.1950; Expiration Date: December 25, 2006.

No other executive officer’s salary and bonus exceeded $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the company during the fiscal years ended June 30, 2008 or 2007.

Stock Option Grants

There were no stock option grants made to any executive officer during the twelve months ended June 30, 2008.

Option Exercises and Holdings

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the Company at June 30, 2008.

	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year End		Value of Unexercised In-The-Money Options/SARs At Fiscal Year End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Vernon H. Foersterling, Jr.	750,000	250,000	--	--
Giovanni Ulibarri	375,000	125,000	--	--

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock, beneficially owned as of August 31, 2008, by (a) each director and named executive officer of the company, (b) all persons who are known by the company to be beneficial owners of 5% or more of the company’s outstanding common stock and (c) all officers and directors of the company as a group.  Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.  Our common stock and Series D preferred stock are our only classes of voting securities.  All of the Series D preferred stock is convertible into shares of common stock at any time.  The holder of each share of Series D preferred stock is entitled to one vote for each share of common stock into which such share of Series D preferred stock could then be converted.  Presently, the holder of each share of Series D preferred stock is entitled to 25 votes.  For purposes of the beneficial ownership calculations below, the Series D preferred stock is included in this table on an “as converted” basis.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Renaissance US Growth Investment Trust PLC (2)	39,890,731	36.1%
Renaissance Capital Growth & Income Fund III, Inc. (3)	38,558,651	34.9%
US Special Opportunities Trust PLC (4)	26,204,665	23.7%
Russell Cleveland (5)(6)(7)	104,952,846	95.1%
C. A. Rundell, Jr. (5)(6)(8)	8,498,705	7.8%
William D. Breedlove (5)(6)(10)	721,133	0.7%
G.M. “John” Ulibarri (5)(6)(9)	625,000	0.6%
Robert M. Galecke (5)(6)(12)	716,252	0.6%
Vernon H. “Jay” Foersterling, Jr. (5)(6)(11)	500,000	0.5%
Frank R. Marlow (5)(6)(13)	592,686	0.5%
All current directors and executive officers as a group (8 persons)	116,720,908	105.8%

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

(5)

The address for this person is 2009 Chenault Drive, Suite 114; Carrollton, Texas 75006.

(6)

Mr. Cleveland is a director and served as chairman of the board of the company in fiscal 2008. Messrs. Breedlove, Marlow, and Galecke are directors of the company.  Mr. Ulibarri is the president and chief executive officer of Intelli-Site, Inc.  Mr. Foersterling is the president and chief executive officer of the company and B&B ARMR Corporation.   Mr. Rundell is an advisor to the board.

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

Equity Compensation Plan Information

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of June 30, 2008:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders
1993 Stock Option Plan	--	$--	500,000
1997 Omnibus Stock Plan	4,351,943	0.42	2,041,057
TOTAL	4,351,943	$0.42	2,541,057

Item 12. Certain Relationships and Related Transactions

On December 12, 2007, we issued an unsecured convertible promissory note to Renaissance Capital Growth & Income Fund III, Inc. (“Renn III”) in exchange for an aggregate $300,000 cash investment. The convertible promissory note in the original principal amount of $300,000, matures on December 12, 2008, and bears interest at an annual rate of 8% payable in cash in quarterly installments.  The note is convertible at the option of the holder into shares of our common stock at the then-current market price, subject to standard anti-dilution adjustments upon:

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

Renn III is a related party to the Company in that (i) Renn III is the beneficial owner of 34.9% of the Company’s common stock (on a fully diluted basis), and (ii) Mr. Russell Cleveland, who served as Chairman of the Board of Directors of the Company in fiscal 2008, is the President of Renn III.

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

10.4*

Integrated Security Systems, Inc. 1997 Long-Term Incentive Plan. (7)

10.5*

Form of Indemnification Agreement by and between Integrated Security Systems, Inc. and its officers and directors. (1)

10.6

Form of Convertible Promissory Note. (6)

10.7

Form of Non-Convertible Promissory Note. (6)

10.8

Form of Stock Purchase Warrant. (12)

10.9

Promissory Note, dated October 1, 2003, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $200,000. (10)

10.10

Promissory Note, dated October 1, 2003, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $200,000. (10)

10.11

Stock Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. (10)

10.12

Stock Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (10)

10.13

Convertible Promissory Note, dated September 5, 2003, payable to BFS US Special Opportunities Trust PLC in the amount of $500,000. (11)

10.14

Promissory Note, dated September 26, 2003, payable to C. A. Rundell, Jr. in the amount of $100,000. (12)

10.15

Stock Purchase Warrant, dated September 26, 2003, issued to C. A.  Rundell, Jr. (12)

10.16

Promissory Note, dated July 28, 2004, payable to C. A. Rundell,  Jr. in the amount of $150,000. (14)

10.17

Promissory Note, dated August 5, 2004, payable to BFS US Special Opportunities Trust PLC in the amount of $1,000,000. (13)

10.18

Amended and Restated Pledge Agreement, dated August 5, 2004, between Integrated Security Systems, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (13)

10.19

Amended and Restated Security Agreement, dated August 5, 2004, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (13)

10.20

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

10.22

Form of Subordinated 10% Convertible Promissory Note due November 30, 2009, issued by Integrated Security Systems, Inc. to each of the Investors set forth on the signature page to the Loan Agreement. (15)

10.23

Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $175,000. (18)

10.24

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

10.29

Promissory Note, dated May 4, 2005, payable to C. A. Rundell, Jr. in the amount of $200,000. (18)

10.30

Stock Purchase Warrant, dated May 4, 2005 issued to C. A. Rundell, Jr. (18)

10.31

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (19)

10.32

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $250,000. (20)

10.33

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (20)

10.34

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $250,000. (20)

10.35

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (20)

10.36

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $500,000.

10.37

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $500,000. (21)

10.38

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $500,000. (21)

10.39

Security Agreement, dated December 14, 2005, between Integrated Security Systems, Inc., B&B ARMR Corporation, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent. (21)

10.40

Convertible Promissory Note, dated June 16, 2006, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $400,000. (22)

10.41

Convertible Promissory Note, dated June 16, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $400,000. (22)

10.42

Convertible Promissory Note, dated June 16, 2006, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $300,000. (22)

10.43

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $375,000. (23)

10.44

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO US Special Opportunities Trust PLC in the amount of $375,000. (23)

10.45

Amended Royalty Agreement, dated October 6, 2006, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation, Renaissance Capital Growth & Income Fund III, Inc., US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent. (23)

10.46

Convertible Promissory Note, dated December 12, 2007, payable to Renaissance Capital Growth & Income Fund III, Inc. in the amount of $300,000.

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

Item 14.  Principal Accountant Fees and Services

The following information summarizes the fees paid or payable to Weaver and Tidwell, L.L.P. for services rendered for the fiscal years ended June 30, 2008 and June 30, 2007.

Audit Fees.  Fees for audit services totaled $82,490 in fiscal year 2008 and $67,600 in fiscal year 2007. Audit fees in fiscal years 2008 and 2007 include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-QSB.

Audit-Related Fees.  The Company did not pay any audit-related service fees to Weaver and Tidwell, L.L.P., other than the fees described above, for services rendered during fiscal year 2008 or 2007.

Tax Fees.  The Company did not pay any fees for tax compliance, tax consulting or advisory services to Weaver and Tidwell, L.L.P. for services rendered during fiscal year 2008 or 2007.

All Other Fees.  The Company was not billed for fees for any other services not described above in fiscal year 2008 or 2007.

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

Date: October 13, 2008

/s/ Brooks Sherman

Brooks Sherman

Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 13, 2008

/s/ Brooks Sherman

Brooks Sherman

Director, Chairman of the Board, Chief Executive Officer

(Principal Executive Officer)

Date: October 13, 2008

/s/ Vernon H. Foersterling, Jr.

Vernon H. Foersterling, Jr.

Director and President

Date: October 13, 2008

/s/ William D. Breedlove

William D. Breedlove

Director

Date: October 13, 2008

/s/ Russell Cleveland

Russell Cleveland

Director

Date: October 13, 2008

/s/ Robert M. Galecke

Robert M. Galecke

Director

Date: October 13, 2008

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

10.4*

Integrated Security Systems, Inc. 1997 Long-Term Incentive Plan. (7)

10.5*

Form of Indemnification Agreement by and between Integrated Security Systems, Inc. and its officers and directors. (1)

10.6

Form of Convertible Promissory Note. (6)

10.7

Form of Non-Convertible Promissory Note. (6)

10.8

Form of Stock Purchase Warrant. (12)

10.9

Promissory Note, dated October 1, 2003, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $200,000. (10)

10.10

Promissory Note, dated October 1, 2003, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $200,000. (10)

10.11

Stock Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. (10)

10.12

Stock Purchase Warrant, dated October 1, 2003, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (10)

10.13

Convertible Promissory Note, dated September 5, 2003, payable to BFS US Special Opportunities Trust PLC in the amount of $500,000. (11)

10.14

Promissory Note, dated September 26, 2003, payable to C. A. Rundell, Jr. in the amount of $100,000. (12)

10.15

Stock Purchase Warrant, dated September 26, 2003, issued to C. A.  Rundell, Jr. (12)

10.16

Promissory Note, dated July 28, 2004, payable to C. A. Rundell,  Jr. in the amount of $150,000. (14)

10.17

Promissory Note, dated August 5, 2004, payable to BFS US Special Opportunities Trust PLC in the amount of $1,000,000. (13)

10.18

Amended and Restated Pledge Agreement, dated August 5, 2004, between Integrated Security Systems, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (13)

10.19

Amended and Restated Security Agreement, dated August 5, 2004, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., Renaissance US Growth Investment Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC and Renaissance Capital Group, Inc. (13)

10.20

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

10.22

Form of Subordinated 10% Convertible Promissory Note due November 30, 2009, issued by Integrated Security Systems, Inc. to each of the Investors set forth on the signature page to the Loan Agreement. (15)

10.23

Promissory Note, dated May 5, 2005, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $175,000. (18)

10.24

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

10.29

Promissory Note, dated May 4, 2005, payable to C. A. Rundell, Jr. in the amount of $200,000. (18)

10.30

Stock Purchase Warrant, dated May 4, 2005 issued to C. A. Rundell, Jr. (18)

10.31

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (19)

10.32

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $250,000. (20)

10.33

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (20)

10.34

Convertible Promissory Note, dated October 13, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $250,000. (20)

10.35

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (20)

10.36

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $500,000.

10.37

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $500,000. (21)

10.38

Convertible Promissory Note, dated December 14, 2005, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $500,000. (21)

10.39

Security Agreement, dated December 14, 2005, between Integrated Security Systems, Inc., B&B ARMR Corporation, Renaissance Capital Growth & Income Fund III, Inc., BFS US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent. (21)

10.40

Convertible Promissory Note, dated June 16, 2006, payable to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. in the amount of $400,000. (22)

10.41

Convertible Promissory Note, dated June 16, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $400,000. (22)

10.42

Convertible Promissory Note, dated June 16, 2006, payable to Frost National Bank FBO BFS US Special Opportunities Trust PLC in the amount of $300,000. (22)

10.43

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO Renaissance US Growth Investment Trust PLC in the amount of $375,000. (23)

10.44

Convertible Promissory Note, dated October 6, 2006, payable to Frost National Bank FBO US Special Opportunities Trust PLC in the amount of $375,000. (23)

10.45

Amended Royalty Agreement, dated October 6, 2006, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation, Renaissance Capital Growth & Income Fund III, Inc., US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent. (23)

10.46

Convertible Promissory Note, dated December 12, 2007, payable to Renaissance Capital Growth & Income Fund III, Inc. in the amount of $300,000.

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