Form 10-Q
period 2008-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2008-11-14
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

Form 10-Q

________

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

Indicate by check mark whether the registrant is a (See definitions in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☒

As of October 31, 2008, 110,350,267 shares of the registrant’s common stock were outstanding.

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,675	$169,056
Accounts receivable, net of allowance for doubtful accounts of $249,501 and $294,296, respectively	1,652,762	1,855,365
Inventories, net of reserves	521,601	511,457
Other current assets	101,271	118,103
Assets from discontinued operations	--	115,007
Total current assets	2,433,309	2,768,988

Property and equipment, net	54,879	63,909
Goodwill	1,707,953	1,707,953
Other assets	117,429	116,818
Total assets	$4,313,570	$4,657,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – trade	$1,001,090	$993,708
Accrued liabilities	2,448,247	2,320,995
Demand note payable	322,418	684,596
Current portion of long-term debt	8,179,296	1,235,791
Liabilities from discontinued operations	--	7,110
Total current liabilities	11,951,051	5,242,200

Long-term debt	5,365,163	12,068,548

Minority interest	82,965	149,807

Stockholders’ deficit:
Convertible preferred stock, $.01 par value, 750,000 shares authorized; 100,750 shares issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized;110,350,267 and 104,962,212 shares, respectively, issued	1,103,503	1,049,622
Additional paid in capital	35,449,955	35,241,778
Accumulated deficit	(49,514,469)	(48,976,545)
Treasury stock, at cost – 278,522 and 50,000 common shares, respectively	(125,606)	(118,750)
Total stockholders’ deficit	(13,085,609)	(12,802,887)
Total liabilities and stockholders’ deficit	$4,313,570	$4,657,668

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2008	2007

Sales	$2,111,615	$3,080,361
Cost of sales	1,256,205	1,870,698
Gross margin	855,410	1,209,663

Operating expenses:
Selling, general and administrative	824,815	1,069,869
Research and product development	72,788	80,643
	897,603	1,150,512

Income (Loss) from operations	(42,193)	59,151

Other expense:
Interest expense	(378,940)	(278,061)
Other income (expense) - net	27,738	(81,522)
Gain on sale	6,856	--

Loss before minority interest	(386,539)	(300,432)

Minority interest	(23,080)	(65,914)

Net loss from continuing operations	(409,619)	(366,346)

Loss from discontinued operations (including a loss on disposal of $117,397)	(128,305)	(34,002)

Net loss	(537,924)	(400,348)

Preferred dividend requirement	(41,400)	(41,400)

Net loss allocable to common stockholders	$(579,324)	$(441,748)

Weighted average common shares outstanding	110,350,267	100,800,620

Basic and diluted net loss per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(537,924)	$(400,348)
(Income) loss from discontinued operations	128,305	34,002
Loss from continuing operations	(409,619)	(366,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,030	28,605
Gain on sale of assets	(6,856)	--
Amortization	24,912	41,377
Provision for warranty reserve	11,675	--
Stock option expense	--	11,210
Amortization of debt discount and beneficial conversion feature	8,435	84,627
Expenses paid with stock	262,058	84,825
Minority interest	23,080	65,914
Changes in operating assets and liabilities:
Accounts receivable	202,603	(572,897)
Inventories	(10,144)	29,819
Other assets	(8,691)	(6,921)
Accounts payable – trade	7,382	23,198
Accrued liabilities	108,467	235,151
Net cash provided by (used in) operating activities	222,332	(341,438)

Cash flows from investing activities:
Net cash used in investing activities	--	--

Cash flows from financing activities:
Borrowings (Payments) of debt	(130,493)	434,437
Distribution to minority interest	(89,922)	(38,500)
Net cash (used in) provided by financing activities	(220,415)	395,937

Net cash – discontinued operations:
Operating activities	(17,943)	(39,787)
Investing activities	--	19,117
Net cash flows from discontinued operations	(17,943)	(20,670)

Increase (decrease) in cash and cash equivalents	(16,026)	33,829
Cash and cash equivalents at beginning of year	173,701	217,954
Cash and cash equivalents at end of year	157,675	251,783

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Quarters Ended September 30, 2008 and 2007

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. (the “Company”) and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated.  For further information, refer to the consolidated financial statements and footnotes thereto included in our fiscal 2008 Annual Report on Form 10-KSB filed on October 14, 2008 with the Securities and Exchange Commission.

Note 2 – Stock-based Compensation

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R was effective for fiscal years beginning after December 15, 2005 and therefore we began recognizing option expense as of July 1, 2006. In implementing FAS 123R, we have adopted the “modified prospective approach” under which options which were unvested at July 1, 2006 will continue to be accounted for under FAS 123, except that the expense will be recorded in the statement of operations. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%. No expense was recorded in the quarter ended September 30, 2008 as compared to $11,210 in the quarter ended September 30, 2007.  The known amount of compensation expense to be recognized in future periods through fiscal 2012 is $189,446.

Three million options were granted in the quarter ended September 30, 2008.  There were no grants made in the quarter ended September 30, 2007.

Note 3 – Recent Accounting Pronouncements

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

Note 4 – Discontinued Operations

On July 31, 2008, we sold the operations of DoorTek, our wholly-owned subsidiary.  In accordance with United States generally accepted accounting principles, the results of operations for DoorTek are reported as discontinued operations in the statement of operations and its associated assets and liabilities are classified separately in the balance sheet. The operating results of DoorTek have been aggregated and reported on the Consolidated Statements of Operations as Income (Loss) from Discontinued Operations. Prior periods have been reclassified to conform to the current-period presentation. For additional information relative to the sale of DoorTek, refer to Note 11 – Sale of DoorTek.

Income (Loss) from Discontinued Operations reported in the Consolidated Statements of Operations consists of the following:

	For the periods ended
	September 30, 2008	September 30, 2007
Sales	$47,156	$119,381
Cost of sales	20,049	77,673
Gross margin	27,107	41,708

Operating expenses:
Selling, general and administrative	37,960	75,622
Research and product development	12	--

Loss from operations	(10,865)	(33,914)

Interest expense	(43)	(88)
Loss on sale	(117,397)	--

Net loss	$(128,305)	$(34,002)

Assets and liabilities of DoorTek reported in the Consolidated Balance Sheets as discontinued operations consist of the following:

	September 30, 2008	June 30, 2008
Cash and cash equivalents	$--	$4,645
Inventories	--	110,362
Total assets	--	115,007

Accrued liabilities	--	7,110
Total liabilities	$--	$7,110

Note 5 – Accounts Receivable

The majority of our accounts receivable are due from companies in the perimeter security and road and bridge industries.  Credit is extended based on evaluation of a customer’s financial condition and credit history and, generally, collateral is not required.  Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts which are outstanding longer than the contractual payment terms are considered past due.  We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole.  We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to other income.

	September 30,
	2008	2007
Accounts receivable:
Trade receivables	$1,902,263	$3,337,474
Less: allowance for doubtful receivables	(249,501)	(294,296)
	$1,652,762	$3,043,178

Allowance for doubtful receivables:
Beginning Balance	$294,296	$294,296
Bad debt expense	212,371	---
Accounts written-off	(257,166)	---
Ending Balance	$249,501	$294,296

Note 6 – Product Warranties

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

The changes in our product warranty liability are as follows:

	September 30,
	2008	2007
Liability, beginning of year	$68,785	$93,448
Expense for new warranties issued	11,675	---
Warranty claims	---	---
Liability, end of period	$80,460	$93,448

Note 7 – Preferred Stock Dividend Arrearage

At September 30, 2008, we had dividends in arrears in the amount of $759,828 related to our outstanding Series A and Series D preferred stock, which consists of the following:

	Shares Outstanding	Dividends In Arrears
Series A $20	9,500	$	---
Series D $20	91,250		759,828
	100,750		$759,828

Note 8 – Net Loss Per Share

We compute basic loss per common share using the weighted average number of common shares. At September 30, 2008 and 2007, there were 2,471,250 and 2,471,250 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is antidilutive due to our reported net loss.

At September 30, 2008 and 2007, we had approximately 309,894,060 and 184,823,333 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of our outstanding equity instruments.

Note 9 – Debt

As of September 30, 2008, our current and long-term debt consisted of the following:

September 30,
2008
Demand note payable:

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a factoring fee of 0.35% per 5 day period for which each invoice is outstanding	$322,418
$322,418

Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $192,150 and 205,900, respectively; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.38 per share; Company may call the notes at $0.60 per share (based on certain restrictions)	$$3,843,000

Notes payable to stockholders; interest at 8% due in monthly installments of $11,333; principal and accrued unpaid interest due September 30, 2009	1,800,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $10,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	1,100,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due October 6, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000

Convertible note payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due November 23, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000

Notes payable to stockholders; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due September 30, 2009	725,000

Convertible note payable to stockholder; interest at 7% due in monthly installments of $2,917; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000

Notes payable to stockholders; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2009	500,000

Convertible note payable to stockholder; interest at 8% due in monthly installments of $3,333; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest at Wall Street Journal prime rate (5.00% as of June 30, 2008) plus 2%; principal and accrued unpaid interest due on July 26, 2009	362,000

Note payable to a director; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due September 30 2009	328,386

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $6,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	300,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $3,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	150,000

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2009	100,000

Other	36,073
13,544,459
Less current portion	(8,179,296)
$5,365,163

Note 10 – Business Segments

Information for the Company’s reportable segments for the three months ended September 30, 2008 and 2007 is as follows:

	For the Three Months Ended September 30,
	2008	2007
Sales
B&B ARMR Corporation	$1,174,108	$1,577,823
B&B Roadway, LLC	845,138	1,368,645
Intelli-Site, Inc.	92,369	133,893
	$2,111,615	$3,080,361

Income (loss) from operations
B&B ARMR Corporation	$138,002	94,869
B&B Roadway, LLC	69,487	197,312
Intelli-Site, Inc.	(53,926)	(33,537)
Corporate	(197,756)	(199,493)
	$(42,193)	$59,151

Note 11 – Sale of DoorTek

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

The transfer was completed in mid-August following the release of assets by Laurus (see Note 12).

Note 12 – Credit Facility with Laurus Master Fund

On July 29, 2005, we entered into, and, on August 3, 2005, closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $3,000,000 credit facility.  On June 30, 2008, the balance outstanding under the credit facility was $690,558.

The agreement with Laurus expired on July 29, 2008.  At that time, we had not yet finalized the new factoring agreement with Capital Funding Solutions, and we were therefore unable to pay the balance on the due date.  As a result, we were in default under the terms of this facility.  Laurus added an additional penalty fee of $77,000 to our final balance of $236,673, which was paid by Capital Funding as a part of our initial factoring of receivables to them on August 15, 2008 (see Note 13)

Note 13 – Factoring and Security Agreement with Capital Funding Solutions

On August 11, 2008, we entered into, and on August 15, 2008, closed a factoring and security agreement with Capital Funding Solutions.  The Factoring Agreement provides that the Company will sell to Capital Funding certain of its accounts receivable.  Moreover, the factoring agreement requires that we grant to Capital Funding a continuing first priority security interest in all of our now owned and hereafter acquired accounts, chattel paper, deposit accounts receivable, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations.  The factoring agreement does not require us to grant a security interest in any of the assets of Doortek Corp. and B&B Roadway, Inc.  The factoring agreement is for a one year term, which will be automatically extended for successive terms unless terminated by either party.  The factoring agreement can be terminated at any time by either us or Capital Funding by giving 30 days written notice.

For each account, Capital Funding will pay to us 80% of the face amount due on such Account at the time of purchase.  Upon customer payment of the amount due, Capital Funding will pay to us 20% of the face amount due less the factoring fee (as defined in the factoring agreement).  The factoring fee is calculated as follows: .35% of the face amount due on an Account at the time of purchase for each 5 day period, computed from the end of the 5 day period following the date on which the purchase price is paid to us for such account and ending when such account is paid by the account debtor.

On August 15, 2008, we factored $445,699 of our receivables under the factoring agreement.  The factored balance outstanding under the factoring agreement as of September 30, 2008 was $322,418.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” or “continue” or the negative of those words or other variations or comparable terminology.

All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including the statements under “Part I. —Item 2.  Management’s Discussion and Analysis or Plan of Operation” and located elsewhere in this quarterly report on Form 10-Q regarding our financial position and liquidity are forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are disclosed in this quarterly report on Form 10-Q. We do not undertake any obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report on Form 10-Q.

Important factors that could cause actual results to differ materially from those in the forward-looking statements in this quarterly report on Form 10-Q include changes from anticipated levels of operations, customer acceptance of existing and new products, anticipated development schedules of new products, anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with our customers, access to capital, casualty to or other disruption of our contracted vendor production facilities and equipment, delays and disruptions in the shipment of our products, government regulations and our ability to meet our stated business goals.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Sales.  Our total sales decreased by approximately $1.0 million, or 31.4%, to $2.1 million during the quarter ended September 30, 2008 from $3.1 million during the quarter ended September 30, 2007.  Sales at B&B ARMR Corporation (“B&B ARMR”) decreased by approximately $0.4 million due to decreases in Federal purchasing following the broader financial crisis.    Sales at B&B Roadway, LLC (“B&B Roadway”), our joint venture partnership, decreased by approximately $0.5 million due to decreases in state and local highway funding.  Sales at Intelli-Site, Inc. (“Intelli-Site”) were also down 31% or approximately $42,000.  Going forward, the continuing financial crisis and change in executive administration may alter government spending trends, specifically at the U.S. Department of Homeland Security, which might impact sales at our B&B ARMR division.  The economic situation may also result in a lower tax base, affecting spending at the local and state level which could possibly continue to influence sales at B&B Roadway.

Gross Margin.  Gross margin decreased by approximately $0.4 million, or 29%, during the quarter ended September 30, 2008 to $0.9 million from $1.2 million during the quarter ended September 30, 2007 reflecting the lower sales numbers for all divisions.  This decrease was due to the decrease in margin of $175,500 at B&B ARMR, $131,500 at B&B Roadway, and $47,200 at Intelli-Site.  However, gross margin as a percentage of sales increased from 39% in 2007 to 41% in 2008.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by approximately $0.2 million or 23% during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.  This decrease was attributable to the overall reduction in expenses at B&B ARMR, primarily of $106,100 in salaries and benefits, $38,900 in marketing, and $27,500 in general office expenses.

Research and Product Development.  Research and product development expenses remained comparable during the quarters ended September 30, 2008 and 2007.

Interest Expense.  Interest expense increased by approximately $92,000, or 33%, during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.  This increase is mainly due to the $77,000 penalty fee charged by Laurus upon default of the agreement due to late payment.

Off-Balance Sheet Arrangements.  The Company has no off-balance sheet arrangements.

Effects of Inflation.  We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our sales or operating results.

Liquidity and Capital Resources

Our cash position decreased by $16,026 during the quarter ended September 30, 2008.  At September 30, 2008, we had $157,675 in cash and cash equivalents and had approximately $0.3 million outstanding under our factoring agreement.  The factoring agreement, which is secured by substantially all of our assets, permits us to borrow up to $1.0 million based on eligible invoices.

For the three months ended September 30, 2008, our operating activities provided $222,332 of cash compared to $341,438 of cash used by operations during the three months ended September 30, 2007.

We made no purchases of property and equipment during either the quarter ended September 30, 2008, or the quarter ended September 30, 2007.  We anticipate no significant capital expenditures for the remainder of fiscal 2009.

During the quarter ended September 30, 2008, we made net payments on debt of $130,493 compared to $434,437 of net borrowings during the quarter ended September 30, 2007.

The cash that we receive from our factoring agreement is utilized to support Company-wide operations.  Our working capital requirements will depend upon many factors, including future sales of our products, our operating results, the status of competitive products, and actual profits compared to the our business plan. We are currently experiencing certain liquidity issues related to customer payment terms and factoring agreement limitations, which may make it difficult for us to meet our current cash requirements and may jeopardize our ability to continue as a going concern.  Our auditor issued a going concern modification in their auditor’s report for the fiscal year ended June 30, 2008.  We intend to address our liquidity problems by controlling costs, seeking additional funding and maintaining focus on revenues and collections; however, our liquidity depends heavily on our ability to restructure our current debt and also to obtain additional financing.  If we are unsuccessful, it is possible that we will be forced into liquidation, as our liabilities far exceed our assets, and there is no guarantee that we will be able to pay any debt instruments which mature prior to a debt restructure.  Ultimately, failure to receive such financing could jeopardize our ability to continue as a going concern.

Principal payments required under outstanding debt at September 30, 2008 are as follows:

Year Ending June 30,
2009	$1,798,328
2010	12,052,396
2011	7,596
Thereafter	8,557
$13,866,877

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At October 31, 2008, our backlog was approximately $2.4 million.  We expect to fill the majority of this backlog by March 31, 2009.

Item 4. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2008, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This evaluation included consideration of the various processes carried out under the direction of our CEO and CFO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO and CFO concluded that, as of September 30, 2008, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  However, we are making changes to resolve the significant turnover and staffing deficiencies throughout our financial organization. While we believe that we are taking the steps necessary to remediate this material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements, we are still in the process of evaluating these controls.  Accordingly, we will continue to vigorously monitor the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1+

Executive Officer’s Certificate Pursuant to Section 302

31.2+

Financial Officer’s Certificate Pursuant to Section 302

32.1+

Executive Officer’s Certificate Pursuant to Section 906

32.2+

Financial Officer’s Certificate Pursuant to Section 906

________________________

+

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Security Systems, Inc.
(Registrant)

Date:	November 14, 2008	/s/. Brooks Sherman
Brooks Sherman
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2008	/s/. Vernon H. Foersterling, Jr.
Vernon H. Foersterling, Jr.
Director and President (Principal Financial Officer), Acting Chief Financial Officer

EXHIBIT INDEX

31.1+

Executive Officer’s Certificate Pursuant to Section 302

31.2+

Financial Officer’s Certificate Pursuant to Section 302

32.1+

Executive Officer’s Certificate Pursuant to Section 906

32.2+

Financial Officer’s Certificate Pursuant to Section 906

________________________

+

Filed herewith.