Form 10-Q
period 2008-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2009-02-17
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_______

Form 10-Q

_______

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2008.

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

As of January 31, 2009, 128,247,283 shares of the registrant’s common stock were outstanding.

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,078	$169,056
Accounts receivable, net of allowance for doubtful accounts of $215,158 and $250,406, respectively	1,495,471	1,855,365
Inventories, net of reserves	491,494	511,457
Other current assets	213,196	118,103
Assets from discontinued operations	--	115,007
Total current assets	2,271,239	2,768,988

Property and equipment, net	45,968	63,909
Goodwill	1,707,953	1,707,953
Other assets	39,595	116,818
Total assets	$4,064,755	$4,657,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – trade	$1,100,095	$993,708
Accrued liabilities	2,626,062	2,320,995
Demand note payable	318,605	684,596
Current portion of long-term debt	13,449,885	1,235,791
Liabilities from discontinued operations	--	7,110
Total current liabilities	17,494,647	5,242,200

Long-term debt	22,162	12,068,548

Minority interest	75,472	149,807

Stockholders’ deficit:
Convertible preferred stock, $.01 par value, 750,000 shares authorized; 100,750 shares issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized; 110,350,267 and 104,962,212 shares, respectively, issued	1,103,503	1,049,622
Additional paid in capital	35,471,408	35,241,778
Accumulated deficit	(49,977,839)	(48,976,545)
Treasury stock, at cost – 278,522 and 50,000 common shares, respectively	(125,606)	(118,750)
Total stockholders’ deficit	(13,527,526)	(12,802,887)
Total liabilities and stockholders’ deficit	$4,064,755	$4,657,668

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
Sales	$2,159,031	$2,755,452	$4,270,646	$5,835,813
Cost of sales	1,356,663	1,671,573	2,612,868	3,542,272
Gross profit	802,368	1,083,879	1,657,778	2,293,541

Operating expenses:
Selling, general and administrative	844,172	985,202	1,668,985	2,055,071
Research and product development	72,353	83,840	145,141	164,483
	916,525	1,069,042	1,814,126	2,219,554

Income from operations	(114,157)	14,837	(156,348)	73,987

Interest expense	(318,251)	(289,081)	(688,756)	(567,143)
Debt discount	---	(84,627)	(8,435)	(169,253)
Other Income	3,753	1,004	31,491	4,109
Gain on sale	---	---	6,856	---
Gain from extinguishment of liability	---	241,152	---	241,152

Loss before minority interest	(428,655)	(116,715)	(815,192)	(417,148)

Minority interest – loss	(34,717)	(10,518)	(57,797)	(76,431)

Net loss from continuing operations	(463,372)	(127,233)	(872,989)	(493,579)

Loss from discontinued operations	---	(28,334)	(128,305)	(62,336)

Net loss	(463,372)	(155,567)	(1,001,294)	(555,915)

Preferred dividends	(41,400)	(41,400)	(82,800)	(82,800)

Net loss allocable to common stockholders	$(504,772)	$(196,967)	$(1,084,094)	$(638,715)

Weighted average common shares outstanding – basic and diluted	110,350,267	104,407,011	110,350,267	102,755,620

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,001,294)	$(555,915)
(Income) loss from discontinued operations	128,305	62,336
Loss from continuing operations	(872,989)	(493,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,941	49,860
Gain on sale of assets	(6,856)	--
Amortization	41,591	82,755
Provision for bad debt	(26,201)	66,013
Provision for warranty reserve	22,124	--
Provision for inventory reserve	--	23,510
Stock option expense	21,453	22,420
Extinguishment of liability	--	241,152
Amortization of debt discount and beneficial conversion feature	8,435	169,254
Expenses paid with stock	262,058	327,214
Minority interest	57,797	76,432
Changes in operating assets and liabilities:
Accounts receivable	386,095	(786,177)
Inventories	19,963	(88,783)
Other assets	(59,461)	(82,375)
Accounts payable – trade	(40,979)	(196,321)
Accrued liabilities	423,199	(178,020)
Net cash provided by (used in) operating activities	254,170	(766,645)

Cash flows from investing activities:
Purchase of business, net of cash acquired	--	(67,109)
Net cash used in investing activities	--	--

Cash flows from financing activities:
Borrowings (Payments) of debt	(206,718)	872,880
Distribution to minority interest	(132,132)	(72,100)
Net cash (used in) provided by financing activities	(338,850)	800,780

Net cash – discontinued operations:
Operating activities	(17,943)	(63,910)
Investing activities	--	56,369
Net cash flows from discontinued operations	(17,943)	(7,541)

Increase (decrease) in cash and cash equivalents	(102,623)	(40,515)
Cash and cash equivalents at beginning of year	173,701	217,954
Cash and cash equivalents at end of year	71,078	177,439

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended December 31, 2008 and 2007

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

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. (the “Company”) and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2008 Annual Report on Form 10-KSB filed on October 14, 2008 with the Securities and Exchange Commission.

Note 2 – Stock Options

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R was effective for fiscal years beginning after December 15, 2005 and therefore we began recognizing option expense as of July 1, 2006. In implementing FAS 123R, we have adopted the “modified prospective approach” under which options which were unvested at July 1, 2006 will continue to be accounted for under FAS 123, except that the expense will be recorded in the statement of operations. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%.  An expense of $21,453 was recorded in the six months ended December 31, 2008 as compared to $22,420 in the six months ended December 31, 2007.  The known amount of compensation expense to be recognized in future periods through fiscal 2012 is $167,993.

Three million options were granted in the six months ended December 31, 2008.  There were no grants made in the six months ended December 31, 2007.

Note 3 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 defines Fair Value, establishes a framework for measuring Fair Value and expands disclosures about Fair Value measurements, but does not change existing guidance as to whether or not an instrument is carried at Fair Value.  In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all non financial assets and liabilities, except those that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. SFAS No. 157 was first effective for the Company on July 1, 2008.  The impact of the adoption of SFAS No. 157 on our financial assets and liabilities did not have a significant impact on their Fair Value measurements or require expanded disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities . SFAS No. 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company elected not to adopt the fair value option for valuation of those assets and liabilities which are eligible; therefore, there is no impact on our financial position or results of operations.

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

Note 4 – Discontinued Operations

On July 31, 2008, we sold the operations of DoorTek, our wholly-owned subsidiary.  In accordance with United States generally accepted accounting principles, the results of operations for DoorTek are reported as discontinued operations in the statement of operations and its associated assets and liabilities are classified separately in the balance sheet. The operating results of DoorTek have been aggregated and reported on the Consolidated Statements of Operations as Income (Loss) from Discontinued Operations. Prior periods have been reclassified to conform to the current-period presentation. For additional information relative to the sale of DoorTek, refer to Note 12 – Sale of DoorTek.

Income (Loss) from Discontinued Operations reported in the Consolidated Statements of Operations consists of the following:

	For the six months ended
	December 31, 2008	December 31, 2007
Sales	$47,156	$318,479
Cost of sales	20,049	206,220
Gross margin	27,107	112,259

Operating expenses:
Selling, general and administrative	37,960	174,399
Research and product development	12	--

Loss from operations	(10,865)	(62,140)

Interest expense	(43)	(196)
Loss on sale	(117,397)	--

Net loss	$(128,305)	$(62,336)

Assets and liabilities of DoorTek reported in the Consolidated Balance Sheets as discontinued operations consist of the following:

	December 31, 2008	June 30, 2008
Cash and cash equivalents	$--	$4,645
Inventories	$--	$110,362
Total assets	--	115,007

Accrued liabilities	--	7,110
Total liabilities	$--	$7,110

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

The changes in our accounts receivable and allowance for doubtful accounts are as follows:

	December 31, 2008	June 30, 2008
Accounts receivable:
Trade receivables	$1,710,629	$2,470,281
Less: allowance for doubtful receivables	(215,158)	(250,406)
	$1,495,471	$1,855,365

Note 6 – Inventory

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation.  The establishment of inventory allowances for excess and obsolete inventories is based on estimated exposure on specific inventory items.

At December 31, 2008, and June 30, 2008, respectively, inventories were comprised of the following:

	December 31, 2008	June 30, 2008
Inventories:
Work in process	$461,396	$478,934
Finished goods	30,098	32,523
	$491,494	$511,457

Note 7 – Product Warranties

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

The changes in the Company’s product warranty liability are as follows:

	For the six months ended December 31,
	2008	2007
Liability, beginning of year	$68,785	$93,448
Expense for new warranties issued	22,124	---
Warranty Claims	(226)	---
Liability, end of period	$90,683	$93,448

Note 8 – Preferred Stock Dividend Arrearage

At December 31, 2008, we had dividends in arrears in the amount of $801,228 related to our outstanding Series A and Series D preferred stock, which consisted of the following:

	Shares Outstanding	Dividends In Arrears
Series A $20	9,500	$--
Series D $20	91,250	801,228
	100,750	$801,228

Note 9 – Net Loss Per Share

We compute basic loss per common share using the weighted average number of common shares. At December 31, 2008 and 2007, there were 2,015,000 and 2,015,000 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is anti-dilutive due to our reported net loss.

At December 31, 2008 and 2007, we had approximately 313,455,240 and 182,369,625 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the our outstanding equity instruments.

Note 10 – Debt

As of December 31, 2008, and June 30, 2008, our current and long-term debt consisted of the following:

	December 31,	June 30,
	2008	2008
Demand note payable:

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a factoring fee of 0.35% per 5 day period for which each invoice is outstanding	$318,605	$--

Convertible minimum borrowing note and revolving note secured with eligible receivables and inventory with a financial institution; interest at Wall Street Journal prime rate (5.00% as of June 30, 2008) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $5,962)	--	684,596
	$318,605	$684,596

	December 31,	June 30,
	2008	2008
Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $192,150; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.38 per share; Company may call the notes at $0.60 per share (based on certain restrictions); in default due to nonpayment of interest since May 2006; investor may require demand payment	$3,843,000	$3,843,000

Notes payable to stockholder; secured at issuance by first and priority security interest in substantially all of the assets of the company and by the shares of fully owned subsidiaries; interest at 8%; principal and accrued unpaid interest due September 30, 2009	1,700,000	1,700,000

Convertible notes payable to stockholder; interest at 8% due in quarterly installments of $30,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000	1,500,000

Convertible notes payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	1,100,000	1,100,000

Convertible notes payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due October 6, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000	750,000

Convertible notes payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due November 23, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000	750,000

Notes payable to stockholders; secured at issuance by subordinated security interest in the capital stock of the Company’s subsidiaries; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due September 30, 2009	725,000	725,000

Convertible note payable to stockholder; interest at 7%; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000	500,000

Convertible note payable to stockholder; interest at 8%; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $0 and $2,473, respectively)	500,000	497,527

Convertible notes payable to stockholder; interest at 8% due in quarterly installments of $9,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	450,000	450,000

Notes payable to stockholder; secured at issuance by first and priority security interest in substantially all of the assets of the company and by the shares of fully owned subsidiaries ; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2009	400,000	400,000

Note payable to stockholder; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due September 30 2009	328,386	328,386

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $6,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	300,000	300,000

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest at Wall Street Journal prime rate (5.00% as of June 30, 2008) plus 2%; principal and accrued unpaid interest due on July 26, 2009	295,000	119,000

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2009	100,000	100,000

	December 31,	June 30,
	2008	2008
Notes payable to stockholder; interest at 8%; principal and accrued unpaid interest due September 30, 2009	100,000	100,000

Note payable to stockholder; interest at 7%; principal and accrued unpaid interest due September 30, 2009	100,000	100,000

Other	30,661	41,426
	13,472,047	13,304,339
Less current portion	(13,449,885)	(1,235,791)
	$22,162	$12,068,548

Note 11 – Business Segments

Information for our reportable segments for the three and six months ended December 31, 2008 and 2007 is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
Sales
B&B ARMR Corporation	$1,022,293	$1,695,634	$2,196,402	$3,273,458
B&B Roadway, LLC	1,035,407	915,274	1,880,544	2,283,918
Intelli-Site, Inc.	101,331	144,544	193,700	278,437
	$2,159,031	$2,755,452	$4,270,646	$5,835,813

Income (loss) from operations
B&B ARMR Corporation	$(12,029)	$169,630	$125,975	$264,499
B&B Roadway, LLC	106,061	41,313	175,548	238,626
Intelli-Site, Inc.	(6,174)	(11,004)	(60,100)	(44,541)
Corporate	(202,015)	(185,102)	(397,771)	(384,597)
	$(114,157)	$14,837	$(156,348)	$73,987

Note 12 – Sale of DoorTek

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

The transfer was completed in mid-August following the release of assets by Laurus (see Note 13).

Note 13 – Credit Facility with Laurus Master Fund

On July 29, 2005, we entered into, and, on August 3, 2005, closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $3,000,000 credit facility.  On June 30, 2008, the balance outstanding under the credit facility was $690,558.

The agreement with Laurus expired on July 29, 2008.  At that time, we had not yet finalized the new factoring agreement with Capital Funding Solutions, and we were therefore unable to pay the balance on the due date.  As a result, we were in default under the terms of this facility.  Laurus added an additional penalty fee of $77,000 to our final balance of $236,673, which was paid by Capital Funding as a part of our initial factoring of receivables to them on August 15, 2008 (see Note 14)

Note 14 – Factoring and Security Agreement with Capital Funding Solutions

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

On August 15, 2008, we factored $445,699 of our receivables under the factoring agreement.  The factored balance outstanding under the factoring agreement as of December 31, 2008 was $318,605.

Note 15 – Subsequent Event: Stock Options

One million stock options were granted in January 2009.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Sales.  Our total sales decreased by $0.6 million, or 21.6%, to $2.2 million during the quarter ended December 31, 2008 from $2.8 million during the quarter ended December 31, 2007.   Sales at our B&B ARMR Corporation (“B&B ARMR”) subsidiary decreased approximately $0.7 million due to a combination of seasonal factors and overall market softness resulting in delays in several governmental spending projects due to the economic situation. Severe winter conditions in many areas of the country also caused postponement of several projects, which negatively impacted revenues in the second quarter..  Sales at our Intelli-Site, Inc. (“Intelli-Site”) subsidiary decreased approximately $0.04 million to $0.10 million.  Those decreases were offset slightly by a increase at our B&B Roadway, LLC (“B&B Roadway”) joint venture partnership of approximately $0.12 million as state and local transportation spending remained relatively firm at the end of the year.

Gross Margin.  Gross margin decreased by approximately $0.3 million during the quarter ended December 31, 2008 to $0.8 million.  B&B ARMR experienced a decrease of approximately $0.3 million (40.5%) in gross margin due largely to product mix and volume issues.

Selling, General and Administrative.  Selling, general and administrative expenses decreased approximately $0.14 million for the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007 due to decreases in staff and changes in overall staffing costs.

Research and Product Development.  Research and product development expenses remained comparable for the quarters ended December 31, 2008 and 2007.

Interest Expense.  Interest expense remained comparable for the quarters ended December 31, 2008 and 2007.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Sales.  Our total sales decreased by $1.6 million, or 26.8%, to $4.3 million during the six months ended December 31, 2008 from $5.8 million during the six months ended December 31, 2007.   Sales at our B&B ARMR decreased approximately $1.1 million due to broad softness in governmental spending during the six months coupled with seasonality.  Sales at our Intelli-Site decreased $.1 million due to a focus on expending the staff resources toward increased development efforts to secure new OEM relationships.  Sales at B&B Roadway decreased by $0.4 million due to budgetary postponements and seasonality.

Gross Margin.  Gross margin decreased by approximately $0.6 million during the six months ended December 31, 2008 to $1.7 million.  B&B ARMR experienced a decrease of approximately $0.4 million in gross margin due to sales volume effects.  Gross margin at B&B Roadway decreased by $0.1 million due to volume effects.

Selling, General and Administrative.  Selling, general and administrative expenses decreased by approximately $0.4 million or 19% during the six months ended December 31, 2008 compared to the six months ended December 31, 2007.  This decrease is due to reductions in staffing coupled with decreased personnel costs..

Research and Product Development.  Research and product development expenses remained comparable for the six months ended December 31, 2008 and 2007.

Interest Expense.  Interest expense increased by approximately $0.1 million during the six months ended December 31, 2008 compared to the six months ended December 31, 2007.  This increase reflects the more expensive borrowing costs the company is experiencing due to the change in financing arrangements made in August 2008.

Liquidity and Capital Resources

Our cash position decreased by $0.1 million during the six months ended December 31, 2008.  At December 31, 2008, we had $0.07 million in cash and cash equivalents and had approximately $0.3 million outstanding under our factoring agreement.  The factoring agreement, which is secured by substantially all of our assets, permits us to borrow up to $1.0 million based on eligible invoices.

For the six months ended December 31, 2008, our operating activities provided $.3 million of cash compared to approximately $.8 million of cash used in operations during the six months ended December 31, 2007.  We anticipate no significant capital expenditures for the remainder of fiscal 2008. We made net payments on debt of $0.2 million during the six months ended December 31, 2008 compared to $0.9 million of net borrowings during the six months ended December 31, 2007.

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

Principal payments required under outstanding debt at December 31, 2008 are as follows:

Year Ending June 30,
2009	$1,722,104
2010	12,052,396
2011	7,596
Thereafter	8,556
$13,790,652

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At January 31, 2009, the Company’s backlog was approximately $2.9 million.  We expect to fill the majority of this backlog by June 30, 2009.

Item 4. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This evaluation included consideration of the various processes carried out under the direction of our CEO and CFO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO and CFO concluded that, as of December 31, 2008, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  However, we are making changes to resolve the significant turnover, staffing deficiencies and lack of segregation of duties throughout our financial organization. While we believe that we are taking the steps necessary to remediate this material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements, we are still in the process of evaluating these controls.  Accordingly, we will continue to vigorously monitor the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1+

Officer’s Certificates Pursuant to Section 302

32.1+

Officer’s Certificates Pursuant to Section 906

________________________

+

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Security Systems, Inc.
(Registrant)

Date:	February 17, 2009	/s/ BROOKS SHERMAN
Brooks Sherman
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	February 17, 2009	/s/ VERNON H FOERSTERLING, JR.
Vernon H. Foersterling, Jr.
Director and President

Date:	February 17, 2009	/s/ SHARON DOHERTY
Sharon Doherty
Chief Financial Officer

EXHIBIT INDEX

31.1+

Officers’ Certificate Pursuant to Section 302

32.1+

Officers’ Certificate Pursuant to Section 906

________________________

+

Filed herewith.