Form 10-Q
period 2009-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2009-05-20
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________

Form 10-Q

______________

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009.

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

(972) 444-8280

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐    No ☒

Indicate by check mark whether the registrant is a (See definitions in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

As of April 30, 2009, 138,173,383 shares of the registrant’s common stock were outstanding.

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheet

	March 31,	June 30,
	2009	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$93,345	$169,056
Short term investments	68,000	-
Accounts receivable, net of allowance for doubtful accounts of $297,210 and $250,406, respectively	2,076,626	1,855,365
Inventory, net of reserves	437,302	511,457
Other current assets	352,096	118,103
Assets related to discontinued operations	-	115,007
Total current assets	3,027,369	2,768,988

Property and equipment, net	34,289	63,909
Goodwill	1,707,953	1,707,953
Other assets	240,098	116,818
Total assets	$5,009,709	$4,657,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,645,495	$993,708
Accrued liabilities	831,685	1,006,134
Accrued interest	1,367,332	1,314,861
Demand note payable	357,809	684,596
Current portion of long-term debt	13,513,862	1,235,791
Liabilities related to discontinued operations	-	7,110
Total current liabilities	$17,716,183	$5,242,200

Long-term debt	17,283	12,068,548

Minority interest	65,448	149,807

Stockholders’ deficit:
Convertible preferred stock, $.01 par value, 750,000 shares authorized; 100,750 shares issued and outstanding (liquidation value of $2,015,000)	1,008	1,008
Common stock, $.01 par value, 150,000,000 shares authorized; 137,178,383 and 104,962,212 shares issued, respectively	1,371,784	1,049,622
Treasury stock, at cost – 278,522 and 50,000 common shares, respectively	(125,606)	(118,750)
Additional paid in capital	35,874,337	35,241,778
Accumulated deficit	(49,910,728)	(48,976,545)
Total stockholders’ deficit	(12,789,205)	(12,802,887)
Total liabilities and stockholders’ deficit	$5,009,709	$4,657,668

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
Sales	$2,354,825	$2,476,799	$6,431,771	$8,034,175
Cost of sales	1,497,261	1,714,068	4,121,888	5,255,382
Gross profit	857,564	762,731	2,309,882	2,778,792

Selling, general and administrative	792,042	1,033,284	2,308,196	2,926,709

Income from operations	65,522	(270,553)	1,686	(147,916)

Interest expense	(294,587)	(287,234)	(983,343)	(854,376)
Gain on sale of assets	354,012	-	243,471	-
Amortization of debt discount	-	14,217	(8,435)	(155,036)
Extinguishment of liability	-	-	-	241,152

Loss before minority interest	124,948	(543,570)	(746,620)	(916,176)

Minority interest – loss	(28,476)	(73,180)	(86,544)	(149,611)

Net gain (loss) from continuing operations	96,471	(616,750)	(833,164)	(1,065,786)

Loss from discontinued operations	(30,012)	(39,979)	(101,020)	(146,858)

Net gain (loss)	$66,460	$(656,729)	$(934,183)	$(1,212,644)

Preferred dividends	(40,500)	(41,400)	(123,300)	(124,200)

Net gain (loss) allocable to common stockholders	$25,960	$(698,129)	$(1,057,483)	$(1,336,844)

Weighted average common shares outstanding – basic and diluted	137,178,383	104,962,212	119,162,422	103,485,801

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(934,183)	$(1,212,644)
Loss from discontinued operations	101,020	146,858
Loss from continuing operations	(833,163)	(1,065,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	22,480	68,323
Gain on sale of assets	(243,471)	-
Amortization	58,269	124,131
Provision for bad debt	9,133	146,494
Provision for inventory reserve	-	23,510
Stock option expense	37,024	33,630
Extinguishment of liability	-	(241,152)
Amortization of debt discount	8,435	155,036
Expenses paid with stock	827,697	327,213
Minority interest	86,544	149,611
Changes in assets and liabilities:
Accounts receivable	(420,228)	(670,738)
Inventory	60,547	(65,401)
Other assets	(4,495)	(6,618)
Accounts payable	635,505	(247,561)
Accrued liabilities	(138,525)	906,078
Net cash provided by (used in) operating activities	105,752	(363,230)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net borrowings (payments) of debt	(108,417)	308,211
Proceeds from notes payable and long-term debt	-	327,171
Proceeds from issuance of stock	90,000	-
Distribution to minority interest	(170,903)	(103,741)
Net cash (used in) provided by financing activities	(189,320)	531,641

Cash flows from discontinued operations:
Operating activities	7,857	(257,295)
Investing activities	-	(67,109)
Net cash provided by (used in) discontinued operations	7,857	(324,404)

Net decrease in cash	(75,711)	(155,993)

Cash at beginning of period	169,056	217,954
Cash at end of period	$93,345	$61,961

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Nine Months Ended March 31, 2009 and 2008

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

Note 2 – Stock Options

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R was effective for fiscal years beginning after December 15, 2005 and therefore we began recognizing option expense as of July 1, 2006. In implementing FAS 123R, we have adopted the “modified prospective approach” under which options which were unvested at July 1, 2006 will continue to be accounted for under FAS 123, except that the expense will be recorded in the statement of operations. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%.  An expense of $37,024 was recorded in the nine months ended March 31, 2009 as compared to $33,630 in the nine months ended March 31, 2008.  The known amount of compensation expense to be recognized in future periods through fiscal 2012 is $152,422.

Three million options were granted in the nine months ended March 31, 2009.  There were no grants made in the nine months ended March 31, 2008.

Note 3 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines Fair Value, establishes a framework for measuring Fair Value and expands disclosures about Fair Value measurements, but does not change existing guidance as to whether or not an instrument is carried at Fair Value.  In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all non financial assets and liabilities, except those that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. SFAS No. 157 was first effective for the Company on July 1, 2008.  The impact of the adoption of SFAS No. 157 on our financial assets and liabilities did not have a significant impact on their Fair Value measurements or require expanded disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company elected not to adopt the fair value option for valuation of those assets and liabilities which are eligible; therefore, there is no impact on our financial position or results of operations.

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

Note 4 – Discontinued Operations

On July 31, 2008, we sold the operations of DoorTek, our wholly-owned subsidiary.  On March 25, 2009, we sold the operations of Intelli-Site, Inc., our wholly-owned subsidiary.  In accordance with United States generally accepted accounting principles, the results of operations for both DoorTek and Intelli-Site are reported as discontinued operations in the statement of operations and the associated assets and liabilities are classified separately in the balance sheet. The operating results of both DoorTek and Intelli-Site have been aggregated and reported on the Consolidated Statements of Operations as Income (Loss) from Discontinued Operations. Prior periods have been reclassified to conform to the current-period presentation. For additional information relative to the sale of DoorTek and Intelli-Site, refer to Note 12 – Sales of DoorTek and Intelli-Site.

Loss from Discontinued Operations reported in the Consolidated Statements of Operations consists of the following:

	For the nine months ended
	March 31, 2009	March 31, 2008
Sales	$407,483	$894,665
Cost of sales	32,691	304,454
Gross margin	374,792	590,210

Operating expenses:
Selling, general and administrative	471,487	488,144
Research and product development	4,282	248,574

Loss from operations	(100,977)	(146,508)

Interest expense	(43)	(350)
Net loss	$(101,020)	$(146,858)

Assets and liabilities of DoorTek reported in the Consolidated Balance Sheets as discontinued operations consist of the following:

	March 31, 2009	June 30, 2008
Cash and cash equivalents	$-	$4,645
Inventories	0	110,362
Total assets	0	115,007

Accrued liabilities	0	7,110
Total liabilities	$-	$7,110

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

At March 31, 2009 and June 30, 2008, respectively, inventories were comprised of the following:

	For the nine months ended
	March 31, 2009	June 30, 2008
Inventories:
Work in process	$406,242	$478,934
Finished goods	31,060	32,523
	$437,302	$511,457

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

The changes in the Company’s product warranty liability are as follows:

	For the nine months ended
	March 31, 2009	June 30, 2008
Liability, beginning of year	$68,785	$93,448
Expense for new warranties issued	22,505	-
Warranty claims	(607)	-
Liability, end of period	$90,683	$93,448

Note 8 – Preferred Stock Dividend Arrearage

At March 31, 2009, we had dividends in arrears in the amount of $841,728 related to our outstanding Series A and Series D preferred stock, which consisted of the following:

	Shares Outstanding	Dividends In Arrears
Series A $20	9,500	$-
Series D $20	91,250	841,728
	100,750	$841,728

Note 9 – Net Loss per Share

We compute basic loss per common share using the weighted average number of common shares. At March 31, 2009 and 2008, there were 2,015,000 and 2,015,000 shares, respectively, of in-the-money potentially dilutive common shares outstanding, which were not included in weighted average shares outstanding because their effect is anti-dilutive due to our reported net loss.

At March 31, 2009 and 2008, we had approximately 340,283,356 and 182,878,116 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the our outstanding equity instruments.

Note 10 – Debt

As of March 31, 2009 and June 30, 2008, our current and long-term debt consisted of the following:

	March 31, 2009	June 30, 2008
Demand note payable:

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a factoring fee of 0.35% per 5 day period for which each invoice is outstanding	$357,809	$-

Convertible minimum borrowing note and revolving note secured with eligible receivables and inventory with a financial institution; interest at Wall Street Journal prime rate (5.00% as of June 30, 2008) plus 1.5%; principal and accrued unpaid interest due July 29, 2008; convertible at the option of the financial institution at $0.25 per share (net of debt discount of $5,962)	-	$684,596
	$357,809	$684,596

Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $192,150; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.38 per share; Company may call the notes at $0.60 per share (based on certain restrictions); in default due to nonpayment of interest since May 2006; investor may require demand payment	$3,843,000	$3,843,000

Notes payable to stockholder; secured at issuance by first and priority security interest in substantially all of the assets of the company and by the shares of fully owned subsidiaries; interest at 8%; principal and accrued unpaid interest due September 30, 2009	1,700,000	1,700,000

Convertible notes payable to stockholder; secured at issuance by the equity interest of a majority owned joint venture; interest at 8% due in quarterly installments of $30,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	1,500,000	1,500,000

Convertible notes payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	1,100,000	1,100,000

Convertible notes payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due October 6, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000	750,000

Note 10 – Debt (continued)

	March 31, 2009	June 30, 2008
Convertible notes payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due November 23, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	750,000	750,000

Notes payable to stockholders; secured at issuance by subordinated security interest in the capital stock of the Company’s subsidiaries; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due	725,000	725,000

Convertible note payable to stockholder; interest at 7%; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	500,000	500,000

Convertible note payable to stockholder; interest at 8%; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $0 and $2,473, respectively)	500,000	497,527

Convertible notes payable to stockholder; interest at 8% due in quarterly installments of $9,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	450,000	450,000

Notes payable to stockholder; secured at issuance by first and priority security interest in substantially all of the assets of the company and by the shares of fully owned subsidiaries; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2009	400,000	400,000

Note payable to stockholder; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due September 30, 2009	328,386	328,386

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $6,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	300,000	300,000

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest at Wall Street Journal prime rate (5.00% as of June 30, 2008) plus 2%; principal and accrued unpaid interest due on July 26, 2009	360,000	119,000

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2009	100,000	100,000

Note payable to stockholder; interest at 8%; principal and accrued unpaid interest due September 30, 2009	100,000	100,000

Note payable to stockholder; interest at 7%; principal and accrued unpaid interest due September 30, 2009	100,000	100,000

Other	24,759	41,426
Long-term debt	13,531,145	13,304,339
Less current portion	(13,513,862)	(1,235,791)
Long-term portion	$17,283	$12,068,548

Note 11 – Business Segments

Information for our reportable segments for the three and nine months ended March 31, 2009 and 2008 are as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
Sales
B&B ARMR Corporation	$1,419,279	$1,079,540	$3,615,680	$4,352,998
B&B Roadway, LLC	935,546	1,397,259	2,816,091	3,681,177
	$2,354,825	$2,476,799	$6,431,771	$8,034,175

Income (loss) from operations
B&B ARMR Corporation	$197,283	$(278,543)	$354,897	$(9,934)
B&B Roadway, LLC	87,097	217,639	263,418	456,265
Corporate	(218,858)	(209,649)	(616,629)	(594,247)
	$65,522	$(270,553)	$1,686	$(147,916)

Note 12 – Sales of DoorTek and Intelli-Site, Inc.

In early June, the Company entered into discussions with the management of DoorTek to sell the operations of DoorTek back to management and exit the business. In late July 2008, a negotiated sales agreement was reached. The substantive details of the sale were:

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

•

There were no proceeds from the sale which resulted in a loss of $117,397.

The transfer was completed in mid-August following the release of assets by Laurus (see Note 13).

On March 25, 2009, the Company sold the operations of Intelli-Site, Inc. The substantive details of the sale were:

•

Company assigned all Intelli-Site, Inc. assets (including all fixtures, data, records, intellectual property and rights to the Intelli-Site, Inc. name) to the buyer.

•

Company retained some accounts receivable and accounts payable.

•

Buyer assumed all liabilities of Intelli-Site, Inc. after the effective date of transfer.

•

Buyer transferred to the Company 200,000 shares of common stock.

•

A receivable was recorded for cash consideration to be paid over a 24 month period.

•

A receivable was recorded for estimated royalty payments to be made over a 36 month period, half of which will be paid in cash and half in common stock.

•

Proceeds from the sale were $512,263 which resulted in a gain of $354,012.

Note 13 – Credit Facility with Laurus Master Fund

On July 29, 2005, we entered into, and, on August 3, 2005, closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $3,000,000 credit facility.  On June 30, 2008, the balance outstanding under the credit facility was $690,558.

The agreement with Laurus expired on July 29, 2008.  At that time, we had not yet finalized the new factoring agreement with Capital Funding Solutions, and we were therefore unable to pay the balance on the due date.  As a result, we were in default under the terms of this facility.  Laurus added an additional penalty fee of $77,000 to our final balance of $236,673, which was paid by Capital Funding as a part of our initial factoring of receivables to them on August 15, 2008 (see Note 14).

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

The factored balance outstanding under the factoring agreement as of March 31, 2009 was $357,809.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including the statements under “Part I. - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere in this quarterly report on Form 10-Q regarding our financial position and liquidity are forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are disclosed in this quarterly report on Form 10-Q. We do not undertake any obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report on Form 10-Q.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Sales. Our total sales decreased by $0.1 million, or 4.9%, to $2.35 million during the quarter ended March 31, 2009 from $2.48 million during the quarter ended March 31, 2008.   Sales at B&B ARMR Corporation (“B&B ARMR”) subsidiary increased approximately $0.3 million. The increase was offset by a decrease in overall sale volume at our B&B Roadway, LLC (“B&B Roadway”) joint venture partnership of approximately $0.4 million as state and local transportation spending remained relatively soft during the winter months.

Gross Margin. Gross margin increased by approximately $0.1 million during the quarter ended March  31, 2009 to $0.9 million.  B&B ARMR experienced an increase of approximately $0.3 million in gross margin which was partially offset by a decrease of B&B Roadway of approximately $0.2 million in gross margin.

Selling, General and Administrative. Selling, general and administrative expenses decreased approximately $0.2 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 primarily do to a reduction in personnel costs at B&B ARMR and B&B Roadway.

Interest Expense. Interest expense remained comparable for the quarters ended March 31, 2009 and 2008.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Sales. Our total sales decreased by $1.6 million, or 19.9%, to $6.4 million during the nine months ended March 31, 2009 from $8.0 million during the nine months ended March 31, 2008.   Sales at B&B ARMR and B&B Roadway decreased approximately $.74 million and $.86 million, respectively, due to well documented slow down of the economy and lack of release of governmental funds due to the change in federal administration and reaction to economic recession.

Gross Margin. Gross margin decreased by approximately $0.5 million during the nine months ended March 31, 2009 to $2.3 million.  B&B ARMR experienced a decrease of approximately $0.1 million in gross margin due to sales volume effects. Gross margin at B&B Roadway decreased by $0.3 million due to volume effects.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately $0.6 million or 21.1% during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008.  This decrease is due to reductions in personnel.

Interest Expense. Interest expense increased by approximately $0.1 million during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008.  This increase reflects the more expensive borrowing costs the company is experiencing due to the change in financing arrangements made in August 2008.

Liquidity and Capital Resources

We have $13,873,654 in debt payments due within a year and minimal cash will be provided by operations to make these payments.  Our auditor issued a going concern modification in their auditor’s report for the fiscal year ended June 30, 2008.  Our liquidity depends heavily on our ability to restructure our current debt.  We have delivered a proposal to the debt holders to convert their debt into common equity. If we are unsuccessful, it is possible that we will be forced into liquidation, as our liabilities far exceed our assets, and there is no guarantee that we will be able to pay any debt instruments which mature prior to a debt restructure.  Ultimately, failure to restructure our debt could jeopardize our ability to continue as a going concern.

Additionally, we are currently experiencing liquidity issues related to customer payment terms, vendor payment terms and factoring agreement limitations, which may make it difficult for us to meet our current operating cash requirements and may jeopardize our ability to continue as a going concern.  The cash that we receive from our factoring agreement is utilized to support all operations excluding B&B Roadway, which has a separate line of credit. Our working capital requirements will depend upon many factors, including future sales of our products, our operating results and the status of competitive products. We intend to address our liquidity problems by controlling costs, maintaining focus on revenues and collections and seeking additional financing; however, if we are unsuccessful at obtaining additional financing, it is possible that we will be forced into liquidation. Ultimately, failure to receive such financing could jeopardize our ability to continue as a going concern.

Our cash position decreased by $0.08 million during the nine months ended March 31, 2009.  At March 31, 2008, we had $61,961 in cash and cash equivalents and had approximately $0.6 million outstanding under our factoring agreement.  The factoring agreement, which is secured by substantially all of our assets, permits us to borrow up to $1.0 million based on eligible invoices.

For the nine months ended March 31, 2009, our operating activities provided $0.1 million of cash compared to approximately $0.1 million of cash used in operations during the nine months ended March 31, 2008.  We anticipate no significant capital expenditures for the remainder of fiscal 2009. We made net payments on debt of $0.1 million during the nine months ended March 31, 2009 compared to $0.3 million of net borrowings during the nine months ended March 31, 2008.

Principal payments required under outstanding debt at March 31, 2009 are as follows:

2009	$698,687
2010	13,174,967
2011	8,427
Thereafter	6,873
$13,888,954

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized.  At April 30, 2009, the Company’s backlog was approximately $2.3 million.  We expect to fill the majority of this backlog by June 30, 2009.

Item 4. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2009, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This evaluation included consideration of the various processes carried out under the direction of our CEO and CFO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO and CFO concluded that, as of March 31, 2009, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  However, we are making changes to resolve the significant turnover, staffing deficiencies and lack of segregation of duties throughout our financial organization. While we believe that we are taking the steps necessary to remediate this material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements, we are still in the process of evaluating these controls.  Accordingly, we will continue to vigorously monitor the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

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

Definitive Information Statement DEF 14C filed January 13, 2009.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1+

Officer’s Certificates Pursuant to Section 302

32.1+

Officer’s Certificates Pursuant to Section 906

________________________

+

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Security Systems, Inc.
(Registrant)

Date:	May 20, 2009	/s/ BROOKS SHERMAN
Brooks Sherman
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 20, 2009	/s/ VERNON H FOERSTERLING, JR.
Vernon H. Foersterling, Jr.
Director and President

Date:	May 20, 2009	/s/ SHARON DOHERTY
Sharon Doherty
Chief Financial Officer

EXHIBIT INDEX

31.1+

Officers’ Certificate Pursuant to Section 302

32.1+

Officers’ Certificate Pursuant to Section 906

________________________

+

Filed herewith.