Form 10-K
period 2009-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2009-10-01
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 001-11900

INTEGRATED SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2422983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2009 Chenault Drive, Suite 114; Carrollton, TX 75006

(Address of principal executive offices)

(Zip Code)

(972) 444-8280

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock of $0.01 par value	OTC Bulletin Board

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐     No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 24, 2009 was approximately $2,531,974.  This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors and stockholders owning in excess of 5% of the registrant’s common stock and multiplying the remainder by the closing price as reported on the over-the-counter market.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   ☐     No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 558,848,283 shares of Common Stock of $0.01 cents par value, as of September 15, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward Looking Statements

This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” or “continue” or the negative of those words or other variations or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including the statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere in this annual report on Form 10-K regarding the financial position and liquidity of Integrated Security Systems, Inc. (the “Company”) are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors regarding forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations, are disclosed in this annual report on Form 10-K. The Company does not undertake any obligation to publicly revise its forward-looking statements to reflect events or circumstances that arise after the date of this annual report on Form 10-K.

Important factors that could cause actual results to differ materially from those in the forward-looking statements in this annual report on Form 10-K include changes from anticipated levels of operations, customer acceptance of existing and new products, anticipated development schedules of new products, anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, casualty to or other disruption of the Company’s production facility and equipment, delays and disruptions in the shipment of the Company’s products, government regulations and the ability of the Company to meet its stated business goals.

Item 1. Business

Business Overview

Integrated Security Systems, Inc. was formed in December 1991 as a Delaware corporation and became publicly traded in April 1993.  We design, develop, manufacture, distribute and service security and traffic control products used in the commercial, industrial and government sectors through our wholly-owned subsidiary, B&B ARMR Corporation, and a joint venture entity, B&B Roadway, LLC.

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

On March 4, 2005, we entered into a joint venture agreement with Causey Lyon Enterprises, Inc., d/b/a Roadway Manufacturing, to form B&B Roadway, LLC in order to consolidate the two companies’ core competencies in the city, state and federal road and bridge market.  We own 65% of B&B Roadway, LLC. Causey Lyon Enterprises owns the remaining 35% of B&B Roadway, LLC, manages their operations, and manufactures and distributes all products relating to the road and bridge industry, including product lines specifically designed for that market.

Prior to July 31, 2008, we owned DoorTek Corporation, a manufacturer of access control systems and other physical security system products.  On July 31, 2008 we completed the sale of substantially all of DoorTek’s operating assets, including equipment and inventory, pursuant to an asset purchase agreement of the same date with the managers and former owners of DoorTek.  We retained the accounts receivable and accounts payable outstanding at the sale date.  See Note 3 to the financial statements for further information regarding the sale of DoorTek.

Prior to March 25, 2009, we owned a security component integration software business, Intelli-Site, Inc.  On March 25, 2009, we completed the sale of substantially all of Intelli-Site, Inc.’s assets, including equipment and intellectual property related to its’ operations, pursuant to an asset purchase agreement dated March 6, 2009 with Vuance, Ltd. and its subsidiary, Vuance, Inc.  On the date of closing, Vuance, Inc. agreed to pay $262,000 payable in twenty-five (25) consecutive installments; the first twelve (12) monthly installments shall be equal to $11,000 each, and the remaining thirteen (13) monthly installments shall be equal to $10,000 each (the “Cash Consideration”).  In addition, Vuance, Ltd. issued to us 200,000 ordinary shares (the “Consideration Shares”).  In addition to the Cash Consideration and Consideration Shares, Vuance, Inc. agreed to pay up to $600,000 of aggregate royalty payments on a quarterly basis, within 30 days following the quarter; these royalty payments will be made 50% in cash and 50% in ordinary shares (the “Royalty Shares”), and the number of Royalty Shares shall be calculated based on the weighted average closing price of the ordinary shares for the fifteen (15) days preceding the quarterly payment, subject to a minimum of $1.25. The shares are subject to certain transfer restrictions that expire in eight (8) equal quarterly installments.  See Note 3 to the financial statements for further information regarding the sale of Intelli-Site.

On June 1, 2009, the Company and certain holders of its debt and certain holders of its Series D Preferred Stock agreed to convert their securities into shares of the Company’s common stock, par value $0.01 per share.  Such conversions were accomplished pursuant to the Debt Conversion Agreements and Preferred Stock Conversion Agreements, the forms of which are filed as Exhibits to this Form 10-K.  In the aggregate, $13,146,386 of indebtedness was converted, accrued interest thereon was waived, and 78,250 shares of Series D Preferred Stock were converted.  A total of 420,953,422 shares of common stock were issued in connection with the conversions.  In addition, the Company issued to the converting security holders common stock purchase warrants, to purchase an aggregate of up to 105,238,358 shares of common stock, at a purchase price of $0.06 per share.  The warrants have a term of five (5) years from the date of issuance. A net gain of $6.6 million was recognized as a result of these conversions.

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

B&B ARMR sells its products through integrators, contractors, electrical sub-contractors and distributors.  B&B ARMR maintains Governmental Services Administration, or GSA, schedule agreements for three product families and license agreements both in North America and internationally.  In certain instances, sales are made directly to end-users.  B&B ARMR’s products are, in large parts, manufactured by third party subcontractors.

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

Backlog

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At August 31, 2009, our backlog was approximately $2.8 million. We expect that we will fill the majority of this backlog by December 31, 2009.

Environmental Compliance

The manufacturing of the Company’s product is principally outsourced to third parties. Therefore, the Company does not incur any significant costs or risks for environmental compliance.

Competition

B&B ARMR Corporation

B&B ARMR’s competition can be divided into three categories:  Anti-terrorism, hydraulic gate operators and 24/7 service and maintenance.  We believe anti-terrorism competition continues to increase as the market grows worldwide.  B&B ARMR is not as large as its two main competitors (Delta Scientific and Nasatka Barriers) in the anti-terrorism marketplace, but B&B ARMR is striving to grow in this market sector and is using its years of engineering experience in this area to help secure that growth.  In the hydraulic gate operator business, B&B ARMR has one main competitor (HySecurity) and its new product lines offer a growth platform to increase market share in the future. B&B ARMR has a unique position within the 24/7 service and maintenance business; however, we believe others, including competitive product manufacturers, may enter this market.

B&B Roadway, LLC

B&B Roadway has only one full line competitor to its gates and barriers product line, Federal Transit Safety Systems, which is a substantially smaller company than B&B Roadway. With regard to B&B Roadway’s navigational lights product line, most competitors (including Automatic Power) specialize in offshore and shoreline lighting markets, with bridge lighting making up a small portion of their overall sales. B&B Roadway believes it continues to hold the majority share of the bridge navigational lighting market.

Employees

As of June 30, 2009, we employed 27 people, all in full-time positions.  None of our employees are subject to collective bargaining agreements.  We believe that relations with our employees are good.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 2009 Chenault Drive, Suite 114, Carrollton, Texas 75006.  B&B ARMR Corporation also maintains their principal offices at this location.  This facility consists of approximately 12,000 square feet of office space.  The lease for the Carrollton facility expires in January 2011.

B&B ARMR Corporation also maintains office space located at 1934 Old Gallows Road, Suite 350, Vienna, Virginia 22182, where it occupies approximately 120 square feet. The lease for the Vienna facility expires in March 2010.

B&B ARMR Corporation also maintains warehouse space located at 8451-L Hilltop Road, Fairfax, Virginia 22031, where it occupies approximately 1,500 square feet.  The lease for this property is on a month-to-month basis.

We believe that the Texas and Virginia properties are in good condition and that the properties, equipment, fixtures and other assets located within each of our facilities are in good condition, are adequately insured against loss and that suitable alternative facilities are readily available if the lease agreements described above are not renewed.  Additionally, we believe that our existing facilities are suitable and adequate to meet our current requirements.

The B&B Roadway joint venture does not maintain its own employees, inventory or equipment but is run from the location of the joint venture partner.  The joint venture pays a portion of the rent and a management fee to cover these shared costs.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Common Stock
	High	Low
Fiscal 2009
Fourth Quarter	$0.04	$0.01
Third Quarter	0.03	0.02
Second Quarter	0.05	0.02
First Quarter	0.07	0.02
Fiscal 2008
Fourth Quarter	$0.07	$0.01
Third Quarter	0.10	0.06
Second Quarter	0.10	0.05
First Quarter	0.11	0.05

On September 24, 2009, the last reported sales prices for the common stock as reported on the Over-the-Counter Bulletin Board was $0.02.

Holders

As of September 15, 2009, there were 558,848,283 shares of common stock outstanding.  The shares of common stock are held of record by approximately 262 holders, including those brokerage firms and/or clearing houses holding our common stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

At September 15, 2009 and 2008, we had 672,011,913 and 315,282,115 shares of common and common stock equivalents outstanding, respectively which comprise all of our outstanding equity instruments.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and development of our business and to repay outstanding debt. We do not intend to pay any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

There is no information required to be reported under this Item 6.

Item 7. Management’s Discussion and Analysis or Financial Condition and Results of Operations

General

The audit report of Montgomery Coscia Greilich, L.L.P., our independent registered public accounting firm for our consolidated financial statements for the fiscal year ended June 30, 2009, states that due to our accumulated losses and limited access to capital there is substantial doubt about our ability to continue as a going concern. Management expects that we will be profitable on an operating basis in fiscal 2010; however, this expectation is dependent on the Company’s ability to draw additional funds on its factoring agreement or to obtain additional financing from alternative sources. In addition, added factoring of accounts receivable or alternative financing will also be necessary to meet the Company’s current liabilities as they become due. As the factoring agreement is a demand note and subject to termination with 30 days notice, plus the fact that the Company  has been unable to find alternative financing to date, we can give no assurances that funds will be available to settle current liabilities as they become due. Ultimately, failure to obtain additional financing could jeopardize our ability to continue as a going concern.

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

We consider the following to be critical accounting policies:

Going Concern

In general, our financial statements are prepared using generally accepted accounting principles on the basis that the company will continue to operate as a going concern, with the exception of deferred tax assets as described in Note 7 to the financial statements.  In the event the company is forced into bankruptcy and liquidated, the liquidation value of the assets may be substantially different from the reported values.

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

Discontinued Operations

On July 31, 2008, we sold the operations of DoorTek Corporation, our wholly-owned subsidiary.  On March 25, 2009, we sold the operations of Intelli-Site, our wholly-owned subsidiary.  In accordance with generally accepted accounting principles, the operating results of DoorTek and Intelli-Site have been aggregated and reported on the Consolidated Statements of Operations as Loss from Discontinued Operations and the associated assets and liabilities are classified separately in the balance sheet. Prior periods have been reclassified to conform to the current-period presentation. Refer to Note 3, Discontinued Operations, for additional information on the sales of DoorTek and Intelli-Site, Inc.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  On an annual basis, we compare the fair value of our reporting units with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill.  The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.  There was no goodwill impairment in fiscal 2009. Goodwill impairment of $790,057 was recognized in fiscal 2008.

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

Results of Operations

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Sales. Due to the well documented credit crisis and resulting recession, the federal government passed a stimulus package that included funds for infrastructure projects such as roads and bridges.  Projects that had been budgeted for were placed on hold while states and federal agencies awaited the details of this stimulus package. While B&B ARMR was slightly affected by this curtailment on spending, B&B Roadway saw sales plummet during the second half of the fiscal year.  Sales for the current fiscal year decreased by approximately 15.7% or $1.5 million to $8.5 million in fiscal year 2009 from $10.1 million in fiscal 2008. Sales at B&B ARMR decreased approximately $0.4 million, or 5.9%. Sales at B&B Roadway decreased approximately $1.2 million, or 27.1%.  The projects funded by the stimulus package have begun to be released, and the backlog of orders at August 31, 2009 is approximately $2.2 million for B&B Roadway, with the majority scheduled to ship by December 2009.

Gross Margin. Overall gross margin decreased by approximately $0.3 million during the fiscal year ending 2009 to $3.1 million from $3.4 million for fiscal year ending 2008.  This entire decrease is due to the reduction in sales of B&B Roadway as explained above.  An improvement in gross margin at B&B ARMR, resulting from improved operating efficiencies, offset the reduction in sales.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately $0.4 million during fiscal year 2009.  B&B ARMR expenses decreased $0.3 million, which was attributable to a $0.1 million reduction in bad debt expense and $0.2 million reduction in employee costs. B&B Roadway expenses decreased $0.1 million due to reduction in bad debt and depreciation expense.

Impairment of Goodwill. Goodwill impairment of $790,057 was recognized during fiscal 2008.  No impairment was recognized in fiscal 2009.

Interest Expense. Interest expense decreased by approximately $0.1 million to $1.2 million during fiscal 2009 from $1.3 million during fiscal 2008.  This reduction is due to the conversion on June 1, 2009 of certain debt; as part of that conversion there was minimal interest expense during the fourth (4th) quarter. See Note 4 to the consolidated financial statements for further information about the debt conversion.

Liquidity and Capital Resources

Cash Position

Our cash position decreased $0.1 million during fiscal year 2009. At June 30, 2009, we had $30,944 in cash and cash equivalents and $91,485 outstanding under our factoring agreement with Capital Funding Solutions. The factoring agreement, which is secured by substantially all of our assets, permits us to borrow up to $1.0 million based on eligible invoices.

Operating Activities

For the fiscal year ended June 30, 2009, our operating activities provided $542,281 of cash compared to $433,219 cash used during the fiscal year ended June 30, 2008, an increase of $975,500.

On June 1, 2009, the Company and certain holders of its debt and certain holders of its Series D Preferred Stock agreed to convert their securities into shares of the Company’s common stock, par value $0.01 per share.  Such conversions were accomplished pursuant to the Debt Conversion Agreements and Preferred Stock Conversion Agreements, the forms of which are filed as Exhibits to this Form 10-K.  In the aggregate, $13,146,386 of indebtedness was converted, accrued interest thereon was waived, and 78,250 shares of Series D Preferred Stock were converted.  A total of 420,953,442 shares of common stock were issued in connection with the conversions.  In addition, the Company issued to the converting security holders common stock purchase warrants, to purchase an aggregate of up to 105,238,355 shares of common stock, at a purchase price of $0.06 per share.  The warrants have a term of five (5) years from the date of issuance. A net gain of $6.6 million was recognized as a result of these conversions.

Credit Facility with Laurus Master Fund in Fiscal 2009

On August 3, 2005 we obtained a $3,000,000 credit facility with Laurus Master Fund, Ltd.  The financing was completed pursuant to a security agreement among us, B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation and Laurus.  Under the Security Agreement, we issued to Laurus a $1,000,000 secured convertible minimum borrowing note and a $3,000,000 secured revolving note.  The amount of funds available for borrowing under the credit facility was based upon our and our subsidiaries’ eligible inventory and accounts receivable, with an advance rate equal to:

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

Factoring and Security Agreement with Capital Funding Solutions in Fiscal 2009

On August 11, 2008, we entered into, and on August 15, 2008, closed a factoring and security agreement with Capital Funding Solutions.  The factoring agreement provides that the Company will sell to Capital Funding certain of its accounts receivable.  Moreover, the factoring agreement requires that we grant to Capital Funding a continuing first priority security interest in all of our now owned and hereafter acquired accounts, chattel paper, deposit accounts receivable, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations.  The factoring agreement does not require us to grant a security interest in any of the assets of B&B Roadway, LLC.  The factoring agreement is for a one year term, which will be automatically extended for successive terms unless terminated by either party.  The factoring agreement can be terminated at any time by either us or Capital Funding by giving 30 days written notice.

For each account, Capital Funding will pay us up to 80% of the face amount due on such account at the time of purchase less the factoring fee (as defined in the factoring agreement).  The factoring fee is calculated as follows: .35% of the face amount due on an Account at the time of purchase for each 5 day period, computed from the end of the 5 day period following the date on which the purchase price is paid to us for such account and ending when such account is paid by the account debtor.

On August 15, 2008, we factored $445,699 of our receivables under the factoring agreement. The factored balance outstanding under the factoring agreement as of June 30, 2009 was $91,485.

Property and Equipment

There was no purchase of property and equipment during fiscal 2009 compared to $2,010 for the purchase of property and equipment during fiscal 2008. We do not have any material commitments to purchase property and equipment in fiscal 2010.

Maturities and Commitments

The following table presents certain of our obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of June 30, 2009.

	Debt	Leases	Total
2010	$295,642	$144,415	$440,057
2011	8,427	70,234	78,661
2012	6,872	--	6,872
Thereafter	--	--	--
	$310,941	$214,649	$525,590

Backlog

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At August 31, 2009, our backlog was approximately $2.8 million. We expect that we will fill the majority of this backlog by December 31, 2009.

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

Related Party

Causey Lyon Enterprises is the 35% minority owner of B&B Roadway and is also one of several outsourced fabrication vendors for B&B ARMR. See Note 13 to the financial statements for a summary of transactions.

INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Security Systems, Inc. as of June 30, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2009, and the consolidated results of their operations and consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s accumulated losses and limited access to capital raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MONTGOMERY COSCIA GREILICH LLP

Plano, Texas

September 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Security Systems, Inc. as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2008, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

October 13, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	June 30,	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$30,944	$169,056
Short term investments	56,000	-
Accounts receivable, net of allowance for doubtful accounts of $204,803 and $210,406, respectively	1,487,175	1,663,610
Inventory, net of reserves	314,430	511,457
Other current assets	242,509	84,143
Assets related to discontinued operations	-	351,076
Total current assets	2,131,058	2,779,342

Property and equipment, net	28,884	53,555
Goodwill	1,707,953	1,707,953
Other assets	218,199	116,818

Total Assets	$4,086,094	$4,657,668

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,252,517	$925,179
Accrued liabilities	923,537	968,161
Accrued interest	-	1,314,861
Demand note payable	287,985	803,596
Current portion of long-term debt	7,657	1,116,791
Liabilities related to discontinued operations	20,892	113,612
Total current liabilities	2,492,588	5,242,200

Long-term debt	15,299	12,068,548

Minority interest	17,113	149,807

Stockholders’ equity/(deficit):
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 and $2,015,000 of liquidation value, respectively)	225	1,008
Common stock, $0.01 par value, 800,000,000 shares authorized; 559,126,805 and 104,962,212 shares issued, respectively	5,591,268	1,049,622
Treasury stock, at cost – 278,522 and 50,000 common shares, respectively	(125,606)	(118,750)
Additional paid in capital	37,888,178	35,241,778
Accumulated deficit	(41,780,971)	(48,976,545)
Accumulated other comprehensive loss (available for sale security)	(12,000)	-

Total stockholders’ equity/(deficit)	1,561,094	(12,802,887)

Total liabilities and stockholders equity/(deficit)	$4,086,094	$4,657,668

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

	For the Twelve Months Ended
	June 30,
	2009	2008
Revenue:
Sales	$8,517,350	$10,099,171
Other revenue	110,704	48,651
Total revenue	8,628,054	10,147,822
Cost of sales	5,494,942	6,743,210

Gross profit	3,133,112	3,404,612

Operating expenses:
Selling, general and administrative	3,164,909	3,403,124
Impairment of goodwill	-	790,057
Total operating expenses	3,164,909	4,193,181

Loss from operations	(31,797)	(788,569)

Interest expense	(1,172,806)	(1,512,441)
Gain on sale of assets	248,771	-
Gain on extinguishment of liability	-	241,152
Gain on conversion of debt	6,599,275	-

Income (loss) before minority interest	5,643,443	(2,059,858)

Minority interest – loss	(72,937)	(160,851)

Net income (loss) from continuing operations	5,570,506	(2,220,709)

Loss from discontinued operations	(111,862)	(402,146)

Net income (loss)	$5,458,644	$(2,622,855)

Preferred Dividends	-	(164,700)

Net income (loss) allocable to common stockholders	$5,458,644	$(2,787,555)

Weighted average common shares outstanding – basic	139,526,110	103,852,887

Weighted average common shares outstanding – diluted	140,041,110	103,852,887

Basic and diluted earnings per share – continuing operations	$0.04	$(0.02)

Basic and diluted earnings per share – net income	$0.04	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

								Accumulated
	Convertible					Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Total
Balance at June 30, 2007	100,750	$1,008	99,510,890	$995,109	$(118,750)	$34,924,238	$(46,353,689)	$-	$(10,552,085)

Common stock issuance			5,451,322	54,513		272,699			327,212
Stock option expense						44,841			44,841
Net loss							(2,622,856)		(2,622,856)

Balance at June 30, 2008	100,750	$1,008	104,962,212	$1,049,622	$(118,750)	$35,241,778	$(48,976,545)	$-	$(12,802,887)

Common stock issuance			33,211,171	332,112		616,506			948,618
Stock option expense						54,279			54,279
Preferred Share conversion	(78,250)	(783)	57,972,448	579,724		(2,315,872)	1,736,930		0
Debt conversion			362,980,974	3,629,810		4,284,632			7,259,619
Sale of DoorTek					(6,856)	6,856			0
Unrealized holding loss								(12,000)	(12,000)
Net income							5,458,644		5,458,644

Balance at June 30, 2009	22,500	$225	559,126,805	$5,591,268	$(125,606)	$37,888,178	$(41,780,971)	$(12,000)	$1,561,094

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITYS SYSTEMS INC

Consolidated Statements of Cash Flows

	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,458,644	$(2,622,856)
Loss from discontinued operations	111,862	402,146
Income (loss) from continuing operations	5,570,506	(2,220,710)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	27,886	61,167
Gain on sale of assets	(248,771)	-
Gain on conversion of debt	(6,599,275)	-
Provision for bad debt	(102,292)	172,433
Provision for warranty reserve	(13,065)	1,744
Provision for inventory reserve	79,839	23,510
Stock option expense	54,279	44,841
Gain on extinguishment of liability	-	241,152
Goodwill impairment	-	790,057
Expenses paid with stock	865,472	327,212
Minority interest	72,937	160,851
Changes in assets and liabilities:
Accounts receivable	278,727	463,622
Inventory	117,189	(37,213)
Intercompany	-	(548,842)
Other assets	82,513	(16,057)
Accounts payable	265,557	(798,887)
Accrued liabilities	(20,402)	556,038
Net cash provided by (used in) operating activities	431,100	(779,082)

Cash flows from investing activities:
Proceeds from sale of assets	5,300
Net cash provided by investing activities	5,300	-

Cash flows from financing activities:
Net Borrowings (Payments) of debt	(540,043)	481,014
Proceeds from notes payable and long-term debt	-	300,000
Amortization of deferred debt costs	111,181	345,865
Proceeds from issuance of stock	90,000	-
Distribution to minority interest	(205,632)	(200,606)
Net cash (used in) provided by financing activities	(544,494)	926,273

Cash flows from discontinued operations:
Operating activities	(30,018)	242,618
Investing activities	-	(69,121)
Financing activities	-	(351,642)
Net cash used in discontinued operations	(30,018)	(178,145)

Net decrease in cash	(138,112)	(30,954)

Cash at beginning of period	169,056	200,010
Cash at end of period	$30,944	$169,056

Supplemental disclosure of noncash financing activities:
Issuance of common stock in payment of accrued interest	$1,367,332	$-
Conversion of secured promissory notes into common stock	4,325,000	-
Conversion of unsecured promissory notes into common stock	8,821,386	-

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Integrated Security Systems, Inc. was formed in December 1991. The Company has one wholly-owned subsidiary, B&B ARMR Corporation, an anti-terrorist crash barrier and gate engineering and distribution company which has domestic and international installations and customers. The Company also has a 65% joint venture interest in B&B Roadway, LLC, a distributor of products relating to the road and bridge industry.

2.

SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the Company and its subsidiaries: B&B ARMR Corporation, the only subsidiary with continuing operations; Intelli-Site, Inc. whose operating assets were sold on March 25, 2009 and DoorTek Corporation, whose operating assets were sold on July 31, 2008.  Both Intelli-Site, Inc. and DoorTek Corporation are reported as Discontinued Operations on all financial statements.  Also included in the financial statements is the Company’s joint venture partner, B&B Roadway, LLC.  All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly-liquid instruments with original maturities of three months or less.

Accounts Receivable

The majority of the Company's accounts receivable arises from companies in the anti-terrorist crash barrier, perimeter security and road and bridge industries.  Credit is extended based on evaluation of a customers' financial condition and credit history and, generally, collateral is not required.  Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding beyond the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time the accounts are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Discontinued Operations

On July 31, 2008 we sold substantially all of DoorTek Corporation’s assets, including equipment and inventory. Additionally, on March 25, 2009, we sold substantially all of Intelli-Site, Inc.’s assets, including equipment and intellectual property related to its’ operations. In accordance with generally accepted accounting principles, the operating results for both DoorTek and Intelli-Site have been aggregated and reported as discontinued operations in the Consolidated Statement of Operations and the associated assets and liabilities are classified separately in the balance sheet. Prior periods have been reclassified to conform to the current-period presentation. For additional information relative to the sales of DoorTek and Intelli-Site refer to Note 3, Discontinued Operations.

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and from services at the time the services are rendered. Revenue from our service and maintenance contracts is recognized on a straight-line basis over the term of the contract.  The Company’s accounts receivable are generated from a large number of customers in the security integration, construction contractor and electrical subcontractor and governmental markets.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

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

A major customer of B&B ARMR accounted for 10.6% and 9.8%, of our sales in fiscal 2009 and 2008, respectively.

Per the B&B Roadway Joint Venture agreement, Causey Lyon Enterprises (CLE) manufactures all products for B&B Roadway. CLE also manufactures some products for B&B ARMR. CLE accounted for 51.7% and 52.5% of cost of sales in fiscal 2009 and 2008, respectively. Another vendor of B&B ARMR accounted for 11.3% and 8.2% of our cost of sales in 2009 and 2008, respectively.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts receivable and current portion of term notes payable approximate fair value due to their relatively short-term maturity. The carrying value of short-term investments is the published trading value of publicly traded stock. The carrying value of long-term debt approximates fair value because it bears a prevailing market rate of interest.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  On an annual basis, we compare the fair value of our reporting units with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill.  The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.  We recognized an impairment loss of $790,057 in fiscal 2008 related to the acquisition of ARMR Services Corporation.  The changes in the carrying amount of goodwill for the periods ending June 30, 2009 and 2008 are as follows:

	For the Year Ended June 30,
	2009	2008
ARMR Services Corporation
Beginning balance:	$1,707,953	$2,498,010
Impairment loss	--	(790,057)
	$1,707,953	$1,707,953

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

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income/Loss per Share

The Company computes basic income/loss per common share using the weighted average number of common shares outstanding. At June 30, 2009 and 2008, there were 515,000 and 2,471,250 shares, respectively, of in-the-money potentially dilutive common shares outstanding.  These shares were not included in weighted average shares outstanding for year ending June 30, 2008 because their effect is antidilutive due to the Company’s reported net loss.

At June 30, 2009 and 2008, the Company had 669,711,909 and 228,906,292 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

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

Statements of Cash Flows

Supplemental cash flow information for fiscal years 2009 and 2008:

	June 30,
	2009	2008
Interest paid	$221,223	$95,030
Income taxes paid	$-	$-

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements."  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157  does  not  require  any  new  fair value measurements  but  rather eliminates  inconsistencies  in  guidance  found in various prior accounting pronouncements.  The provisions of SFAS No. 157 were effective beginning this fiscal year ending June 30, 2009. There was no material effect from the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159 "Fair Value Option for Financial Assets and Financial Liabilities."  This statement's objective is to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently.  This  statement also  requires information  to be  provided to the readers of financial statements to explain the choice  to use fair value on earnings  and  to  display  the  fair value of the assets and liabilities chosen on the balance sheet. This statement was effective as of the beginning of this fiscal year ending June 30, 2009.  There was no material effect from the adoption of SFAS No. 159.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This statement’s objective is to establish principles and requirements for subsequent events, including (a) the period after the balance sheet date to evaluate, (b) circumstances that would be considered a subsequent event and (c) disclosure requirements. SFAS No. 165 is effective for fiscal years ending after June 15, 2009 and does apply to this fiscal year ending June 30, 2009.  There was no material effect from the adoption of SFAS No. 165.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 replace SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”   This statement’s objective is communicate that FASB Accounting Standards CodificationTM will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will be apply to the Company starting in its 2010 fiscal year.

Stock-based Compensation

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.  SFAS No. 123R was effective for fiscal years beginning after December 15, 2005 and therefore we began recognizing option expense as of July 1, 2006. In implementing FAS 123R, we have adopted the “modified prospective approach” under which options which were unvested at July 1, 2006 will continue to be accounted for under FAS 123, except that the expense will be recorded in the statement of operations. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%.  An expense of $54,279 and $44,841 was recorded in fiscal years 2009 and 2008, respectively.  The known amount of compensation expense to be recognized in future periods is $153,563.

Four million options were granted during the fiscal year ended June 30, 2009.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  DISCONTINUED OPERATIONS

On July 31, 2008 we entered into an Asset Purchase Agreement with the managers and former owners of DoorTek for the sale of substantially all of DoorTek’s assets, including equipment and inventory. On March 25, 2009, we sold substantially all of Intelli-Site, Inc.’s assets, including equipment and intellectual property related to its’ operations. In accordance with generally accepted accounting principles, the operating results for both DoorTek and Intelli-Site have been aggregated and reported as discontinued operations in the Consolidated Statement of Operations and the associated assets and liabilities are classified separately in the balance sheet. Prior periods have been reclassified to conform to the current-period presentation.

Loss from Discontinued Operations reported in the Consolidated Statements of Operations consists of the following:

	For the years ended
	June 30,	June 30,
	2009	2008
Sales	$407,273	$1,160,693
Cost of sales	32,691	421,797
Gross margin	374,582	738,896

Operating expenses:
Selling, general and administrative	482,119	686,724
Impairment of goodwill	-	122,508
Research and product development	4,282	331,414

Loss from operations	(111,819)	(401,750)

Interest expense	(43)	(396)

Net loss	$(111,862)	$(402,146)

Assets and liabilities reported in the Consolidated Balance Sheets as discontinued operations consist of the following:

	June 30,	June 30,
	2009	2008
Cash and cash equivalents	$-	$4,645
Accounts receivable	-	191,755
Inventories	-	110,362
Other current assets	-	33,960
Property and equipment, net	-	10,354
Total assets	$-	$351,076

Accounts payable	20,892	68,529
Accrued liabilities	-	45,083
Total liabilities	$20,892	$113,612

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

 LIQUIDITY

We suffered losses from operations during fiscal 2009 and 2008.  Management expects that we will be profitable on an operating basis in fiscal 2010; however, this expectation is dependent on the Company’s ability to draw additional funds on its factoring agreement or to obtain additional financing from alternative sources. In addition, added factoring of accounts receivable or alternative financing will also be necessary to meet the Company’s current liabilities as they become due. As the factoring agreement is a demand note and subject to termination with 30 days notice, plus the fact that the Company has been unable to find alternative financing to date, we can give no assurances that funds will be available to settle current liabilities as they become due. Ultimately, failure to obtain additional financing could jeopardize our ability to continue as a going concern.

On June 1, 2009, the Company and certain holders of its debt and certain holders of its Series D Preferred Stock agreed to convert their securities into shares of the Company’s common stock, par value $0.01 per share.  Such conversions were accomplished pursuant to the Debt Conversion Agreements and Preferred Stock Conversion Agreements, the forms of which are filed as Exhibits to this Form 10-K.  In the aggregate, $13,146,386 of indebtedness was converted, accrued interest thereon was waived, and 78,250 shares of Series D Preferred Stock were converted.  A total of 420,953,422 shares of common stock were issued in connection with the conversions.  In addition, the Company issued to the converting security holders common stock purchase warrants, to purchase an aggregate of up to 105,238,355 shares of common stock, at a purchase price of $0.06 per share.  The warrants have a term of five (5) years from the date of issuance. A net gain of $6.6 million was recognized as a result of these conversions.

5.

COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

The composition of certain balance sheet accounts is as follows:

	June 30,	June 30,
	2009	2008
Accounts receivable
Trade receivables	$1,691,978	$1,874,016
Less: allowance for doubtful receivables	(204,803)	(210,406)
	$1,487,175	$1,663,610

Allowance for doubtful receivables:
Beginning balance	$210,406	$291,215
Bad debt expense	(102,292)	172,433
Accounts written-off or recovered	96,689	(253,242)
	$204,803	$210,406

Inventories:
Work in process	$512,263	$605,356
Finished goods	14,043	38,138
Less: Inventory reserve	(211,876)	(132,037)
	$314,430	$511,457

Property and equipment:
Office furniture and equipment	$497,927	$486,595
Vehicles	110,165	135,846
Less: accumulated depreciation	(579,208)	(568,886)
	$28,884	$53,555

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

DEBT

Factoring and Security Agreement with Capital Funding Solutions in Fiscal 2009

On August 11, 2008, we entered into, and on August 15, 2008, closed a factoring and security agreement with Capital Funding Solutions.  The factoring agreement provides that the Company will sell to Capital Funding certain of its accounts receivable.  Moreover, the factoring agreement requires that we grant to Capital Funding a continuing first priority security interest in all of our now owned and hereafter acquired accounts, chattel paper, deposit accounts receivable, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations.  The factoring agreement does not require us to grant a security interest in any of the assets of B&B Roadway, LLC.  The factoring agreement is for a one year term, which will be automatically extended for successive terms unless terminated by either party.  The factoring agreement can be terminated at any time by either us or Capital Funding by giving 30 days written notice.

For each account, Capital Funding will pay us up to 80% of the face amount due on such account at the time of purchase less the factoring fee (as defined in the factoring agreement).  The factoring fee is calculated as follows: .35% of the face amount due on an Account at the time of purchase for each 5 day period, computed from the end of the 5 day period following the date on which the purchase price is paid to us for such account and ending when such account is paid by the account debtor.

On August 15, 2008, we factored $445,699 of our receivables under the factoring agreement. The factored balance outstanding under the factoring agreement as of June 30, 2009 was $91,485.

Debt Conversion in Fiscal Year 2009

On June 1, 2009, the Company and certain holders of its debt agreed to convert their securities into shares of the Company’s common stock, par value $0.01 per share. Such conversions were accomplished pursuant to the Debt Conversion Agreements, the forms of which are filed as Exhibits to this Form 10-K.  In the aggregate, $13,146,386 of indebtedness was converted and accrued interest thereon was waived.  A total of 362,980,974 shares of common stock were issued in connection with the conversions.  In addition, the Company issued to the converting security holders common stock purchase warrants, to purchase an aggregate of up to 90,745,250 shares of common stock, at a purchase price of $0.06 per share.  The warrants have a term of five (5) years from the date of issuance. A net gain of $6.6 million was recognized as a result of these conversions.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009 and June 30, 2008, our current and long-term debt consisted of the following:

	June 30,	June 30,
	2009	2008
Demand note payable:

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a factoring fee of 0.35% per 5 day period for which each invoice is outstanding	$91,485	$684,596

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest at Wall Street Journal prime rate (3.25% as of June 30, 2009 and 5.00% as of June 30, 2008) plus 2%; principal and accrued unpaid interest due on July 26, 2009	196,500	119,000
	$287,985	$803,596

Long-term debt:

Convertible notes payable; interest at 10% due in semi-annual installments of $192,150; principal and accrued unpaid interest due November 30, 2009; convertible at the option of the shareholder at $0.38 per share; Company may call the notes at $0.60 per share (based on certain restrictions); in default due to nonpayment of interest since May 2006; investor may require demand payment	$-	$3,843,000

Notes payable to stockholder; secured at issuance by first and priority security interest in substantially all of the assets of the company and by the shares of fully owned subsidiaries; interest at 8%; principal and accrued unpaid interest due September 30, 2009	-	1,700,000

Convertible notes payable to stockholder; secured at issuance by the equity interest of a majority owned joint venture; interest at 8% due in quarterly installments of $30,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions)	-	1,500,000

Convertible notes payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $16,500; principal and accrued unpaid interest due June 16, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	-	1,100,000

Convertible notes payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due October 6, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	-	750,000

Convertible notes payable to stockholder; interest at 6%; first year interest due, and paid, at date of issuance; subsequent interest payments due in quarterly installments of $11,250; principal and accrued unpaid interest due November 23, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	-	750,000

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	June 30,
	2009	2008
Notes payable to stockholders; secured at issuance by subordinated security interest in the capital stock of the Company’s subsidiaries; interest at 8% due in monthly installments of $4,833; principal and accrued unpaid interest due September 30, 2009	-	725,000
Convertible note payable to stockholder; interest at 7%; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.40 per share; Company may call the note at $0.60 per share (based on certain restrictions)	-	500,000

Convertible note payable to stockholder; interest at 8%; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the shareholder at $0.25 per share; Company may call the note at $0.60 per share (based on certain restrictions); (net of debt discount of $0 and $2,473, respectively)	-	497,527

Convertible notes payable to stockholder; interest at 8% due in quarterly installments of $9,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	-	450,000

Notes payable to stockholder; secured at issuance by first and priority security interest in substantially all of the assets of the company and by the shares of fully owned subsidiaries ; interest at 7% due in monthly installments of $2,333; principal and accrued unpaid interest due September 30, 2009	-	400,000

Note payable to stockholder; interest at 10% due in monthly installments of $2,737; principal and accrued unpaid interest due September 30 2009	-	328,386

Convertible note payable to stockholder; interest at 8% due in quarterly installments of $6,000; principal and accrued unpaid interest due September 30, 2009; convertible at the option of the holder at the then-current market price (subject to certain standard anti-dilution adjustments)	-	300,000

Note payable to stockholder; interest at 9% due in monthly installments of $750; principal and accrued unpaid interest due September 30, 2009	-	100,000

Note payable to stockholder; interest at 8%; principal and accrued unpaid interest due September 30, 2009	-	100,000

Note payable to stockholder; interest at 7%; principal and accrued unpaid interest due September 30, 2009	-	100,000

Other	22,956	41,426
	22,956	13,185,339
Less current portion	(7,657)	(1,116,791)
Long-term debt	$15,299	$12,068,548

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal payments required under demand note payable and long-term debt at June 30, 2009 are as follows:

Year Ending June 30,
2010	$295,642
2011	8,427
2012	6,872
Thereafter	--
$310,941

Management expects that we will be profitable on an operating basis in fiscal 2010; however, this expectation is dependent on the Company’s ability to draw additional funds on its factoring agreement or to obtain additional financing from alternative sources. In addition, added factoring of accounts receivable or alternative financing will also be necessary to meet the Company’s current liabilities as they become due. As the factoring agreement is a demand note and subject to termination with 30 days notice, plus the fact that the Company  has been unable to find alternative financing to date, we can give no assurances that funds will be available to settle current liabilities as they become due. Ultimately, failure to obtain additional financing could jeopardize our ability to continue as a going concern.

7.

INCOME TAXES

Federal and certain state income tax returns have not been filed for the fiscal years ended 2005 through 2008 and are delinquent.  We expect to be compliant with our filings by March 31, 2010.

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes follows:

	For the Years Ended
	June 30, 2009	June 30, 2008
Federal statutory benefit rate	34.0%	(34.0)%
Utilization of net operating losses	(34.0)%	--
Valuation allowance	--	34.0%
	--%	--%

Deferred tax assets (liabilities) are comprised of the following at:

	June 30, 2009	June 30, 2008
Deferred tax assets
Inventory reserve	$72,000	$45,000
Accounts receivable	70,000	85,000
Net operating loss carryforward	11,420,000	12,600,000
Other	63,000	23,000
Gross deferred tax asset	11,625,000	12,753,000

Deferred tax liabilities
Property and equipment	--	--
Net deferred tax asset	11,625,000	12,753,000
Valuation allowance	(11,625,000)	(12,753,000)
Net deferred tax asset	$--	$--

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has unused net operating loss carryforwards of approximately $33.6 million at June 30, 2009.  The carryforwards expire from 2018 through 2028. The annual use of these carryforwards is substantially limited as a result of the uncertainty of the Company’s ability to continue as a going concern as discussed in Note 4.  The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods.

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

Operating Leases

The Company leases facilities under leases accounted for as operating leases. Rent expense for operating leases was $229,182 and $266,660 for the years ended June 30, 2009 and 2008, respectively.  Future minimum payments for fiscal years subsequent to June 30, 2009 under these leases are as follows:

Year Ending June 30,
2010	$144,415
2011	70,234
2012	--
$214,649

9.

BENEFIT PLANS

The Company maintains a 401(k) savings and profit sharing plan. Participants include all employees who have completed one month of service. Employees can contribute up to 15% of compensation and the Company may at its option make discretionary contributions. Vesting on the Company’s contributions occurs over a three-year period. The Company recognized expense of $12,512 and $12,893 during fiscal 2009 and 2008, respectively.

10. STOCK OPTIONS, WARRANTS AND COMMON STOCK ISSUANCES

Stock Options

The Company’s 1993 Stock Option Plan provides for grants of options for up to 500,000 shares of common stock. Under the plan, options must be granted with an exercise price not less than the fair market value on the date of grant.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In fiscal 2009, the Board of Directors authorized the granting of 4,000,000 additional stock options to executives of the Company.  These options were valued using a volatility rate of 149% and 195% and a risk-free interest rate of 3.1% and 1.65%. There were no grants made during the fiscal year ended June 30, 2008.

Changes for the years ending June 30, 2009 and 2008, with respect to options outstanding, is detailed in the following table:

	For the Year Ended June 30, 2009		For the Year Ended June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,553,934	$0.42	4,351,943	$0.42
Issued	4,000,000	0.03	--	--
Exercised	--	0.00	--	0.00
Expired	(1,253,934)	0.41	(798,009)	0.75
Outstanding at end of period	6,300,000	$0.13	3,553.934	$0.34
Exercisable at end of period	2,300,000	$0.31	3,141,434	$0.36
Weighted-average fair value of options granted during the period		$0.05		$--

Information about stock options outstanding at June 30, 2009 is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.03-0.09	4,000,000	4.3 Years	$0.03	-	$ -
$0.10-0.19	100,000	6.3 Years	$0.15	100,000	$0.15
$0.20-0.29	1,000,000	6.7 Years	$0.20	1,000,000	$0.20
$0.30-0.39	600,000	2.8 Years	$0.35	600,000	$0.35
$0.40-0.49	500,000	4.6 Years	$0.44	500,000	$0.44
$0.50-0.70	100,000	0.5 Years	$0.59	100,000	$0.59
	6,300,000	4.5 Years	$0.13	2,300,000	$0.31

Warrants

The Company issued 105,238,358 additional warrants in fiscal 2009 in conjunction with the debt and preferred share conversions; see Note 4 to the Consolidated Financial Statements for further information.  No warrants were issued during fiscal 2008.  These warrants were valued using a volatility rate of 137% and a risk-free interest rate of 2.55%.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information with respect to warrants outstanding at June 30, 2009 and changes for the two years then ended are as follows:

	For the Year Ended June 30, 2009		For the Year Ended June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	6,005,473	$0.40	6,005,473	$0.40
Issued	105,238,358	0.06	--	--
Exercised	--	--	--	--
Expired	(1,173,727)	0.67	--	--
Outstanding at end of period	110,070,104	$0.07	6,005,473	$0.40
Exercisable at end of period	110,070,104	$0.07	6,005,473	$0.40

Common Stock Issuances

The Company issued common stock in the following non-cash transactions:

	Year Ended June 30, 2009		Year Ended June 30, 2008
	Number of shares	Fair value	Number of shares	Fair value
Payment of interest	28,601,779	$780,880	4,583,761	$250,824
Director fees	1,609,392	76,667	867,561	76,388
Total expenses paid	30,211,171	857,547	5,451,322	327,212
Conversion of debt	362,980,974	3,629,810	-	-
Conversion of preferred shares	57,972,448	579,724	-	-
Total non-cash transactions	451,164,593	$5,067,081	5,451,322	$327,212

The shares issued in these transactions are subject to restrictions on sale.

11.

CONVERTIBLE PREFERRED STOCK

At June 30, 2009 and 2008, convertible preferred stock, $0.01 par value per share, consisted of the following:

	June 30, 2009			June 30, 2008
	Par Value	Shares Outstanding	Liquidation Value	Par Value	Shares Outstanding	Liquidation Value
Series A $20	$95	9,500	$190,000	$95	9,500	$190,000
Series D $20	130	13,000	260,000	913	91,250	1,825,000
	$225	22,500	$450,000	$1,008	100,750	$2,015,000

Series A $20 Convertible Preferred Stock.  At June 30, 2009, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into 20 shares of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series D $20 Convertible Preferred Stock.  At June 30, 2009 the Company had 13,000 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive, out of funds of the company legally available, dividends at the annual rate of $1.80 per annum per share.

Since November 15, 2004 the Company may redeem the Series D Preferred upon not less than 30 days notice, in whole or in part, plus all accrued but unpaid dividends. After notice and prior to the expiration of the 30-day notice period, holders of the Series D Preferred will have the option to convert the Series D Preferred into common stock prior to the redemption. Each share of the Series D Preferred may, at the option of the Company since November 15, 2000, be converted into 25 shares of common stock at any time after (i) the closing bid price of the common stock exceeds $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the Company has sustained positive earnings per share of common stock for the two previous quarters. The holders of the Series D Preferred have the right to convert each share into 25 shares of common stock at any time. The holders of the Series D Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.

On June 1, 2009, the Company and certain holders of its Series D Preferred Stock agreed to convert their securities into shares of the Company’s common stock, par value $0.01 per share.  Such conversions were accomplished pursuant to Preferred Stock Conversion Agreements, the forms of which are filed as Exhibits to this Form 10-K.  In the aggregate, 78,250 shares of Series D Preferred Stock were converted.  A total of 57,972,448 shares of common stock were issued in connection with the conversions.  In addition, the Company issued to the converting security holders 14,493,112 common stock purchase warrants to purchase shares of common stock, at a purchase price of $0.06 per share.  The warrants have a term of five (5) years from the date of issuance.

12.

SEGMENT REPORTING

The Company has a wholly-owned business segment, B&B ARMR Corporation and a 65% joint venture interest in B&B Roadway, LLC. These entities are differentiated by the products they produce and the customers they service as follows:

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

The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on income (loss) from operations before income tax and other income and expense. The corporate column comprises corporate overhead-related items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2).

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides financial data by segment for the fiscal years ended June 30, 2009 and 2008.

	B&B ARMR	B&B Roadway	Corporate	Total
2009
Sales	$5,111,936	$3,405,414	$-	$8,517,350
Income (loss) from operations	502,005	233,166	(766,968)	(31,797)
Interest expense	33,309	24,773	1,114,724	1,172,806
Total assets	3,209,928	395,001	481,165	4,086,094
Depreciation expense	25,624	-	2,262	27,886

2008
Sales	$5,430,509	$4,668,662	$-	$10,099,171
Income (loss) from operations	(666,472)	495,638	(617,735)	(788,569)
Interest expense	36,728	36,064	1,439,649	1,512,441
Total assets	2,467,748	654,392	1,535,528	4,657,668
Depreciation expense	59,177	-	1,990	61,167

13.  RELATED PARTY TRANSACTIONS

During fiscal 2009 and 2008, we had the following transactions with Causey Lyon Enterprises (CLE):

	For the Year Ended June 30,
	2009	2008
Purchases (from)	$2,836,660	$3,544,342
Management Fees (paid to)	599,284	602,688

In addition, we had the following balances with CLE:

	June 30,
	2009	2008
Accounts Receivable	$-	$-
Accounts Payable	458,538	326,644

CLE is the 35% minority owner of B&B Roadway; per the B&B Roadway Joint Venture Agreement, CLE manufactures all products for B&B Roadway. CLE is also one of several outsourced fabrication vendors for B&B ARMR.

14.  SUBSEQUENT EVENT

There were not significant or material subsequent events as of the evaluation date of September 30, 2009, which is the date the financial statements were issued.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 24, 2008, the Company’s Audit Committee approved of and the Board of Directors unanimously ratified the appointment of Montgomery Coscia Greilich L.L.P. (“Montgomery Coscia Greilich”) as the Company’s independent auditor commencing with work to be performed in relation to the Company’s fiscal year ending June 30, 2009.  The Company has had no occasions in the past two years upon which it has consulted with Montgomery Coscia Greilich on any matters.

Weaver and Tidwell L.L.P. was the Company’s previous independent auditor, performing audits of the Company’s consolidated financial statements for the fiscal years ended June 30, 2005, 2006, 2007, and 2008.  Weaver and Tidwell’s reports did not contain an adverse opinion or disclaimer of opinion, but were modified to include an explanatory paragraph related to uncertainties about the Company’s ability to continue as a going concern.

During the fiscal years ended June 30, 2005, 2006, 2007, and 2008, (i) there have been no disagreements with Weaver and Tidwell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to Weaver and Tidwell’s satisfaction, would have caused Weaver and Tidwell to make reference to the subject matter of the disagreement(s) in connection with its reports for such year, and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Weaver and Tidwell with a copy of this Form 10-K prior to its filing with the SEC and Weaver and Tidwell provided a consent to the use of their audit report for the fiscal year ended June 30, 2008.

Item 9A(T).  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) (our principal executive officer) and our Chief Financial Officer (CFO) (our principal financial officer), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation included consideration of the various processes carried out under the direction of our CEO and CFO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

The company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal controls over financial reporting are designed to provide reasonable assurance that the books and records reflect the transactions of the company and that established policies and procedures are carefully followed. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is appropriately processed, summarized and reported within the specified time periods. An important feature of the company’s internal controls and disclosure controls is that both are continually reviewed for effectiveness and are augmented by written policies and guidelines.

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

Based upon this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report that, due to personnel issues and turnover, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.  Due to this material weakness, in preparing our financial statements as of and for the fiscal year ending June 30, 2009, we performed compensating additional procedures and processes designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Material Weakness

Broadly, there exists a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  Due to our significant turnover and short tenure of qualified personnel in both senior management and staff positions, our control environment is reliant primarily on the review function to prevent or detect material misstatement from reaching the financial statements.  Our CEO and CFO identified the following:

•

lack of qualified personnel, at senior management and financial reporting positions (including the divisional controller position) for part of the fiscal year and subsequent turnover;

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

Item 9B.  Other Information

There is no information required to be reported under this Item 9B.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following individuals are directors of the Company.

WILLIAM D. BREEDLOVE *, 69, has been a Director since May 2001. Mr. Breedlove has served as President of HBW Investments, Inc., a private investment firm, since August 1996.  Mr. Breedlove has held senior management positions in commercial and merchant banking for over 30 years.  Prior to HBW’s formation in 1996, Mr. Breedlove was chairman, managing director and co-founder of Breedlove Wesneski & Co., a private merchant banking firm. From 1984 to 1989, Mr. Breedlove also served as president and director of Equus Capital Corporation, the corporate general partner of three public and private limited partnerships operating as management leveraged buyout funds. Mr. Breedlove’s experience also includes 22 years at First National Bank in Dallas, the last three years of which he served as chairman and chief executive officer of the lead bank and vice chairman of InterFirst Corporation.  Mr. Breedlove currently serves as a director of NCI Building Systems, Inc., and four private companies.  He has previously served as director of several other publicly-held companies, including InterFirst Corporation, Texas Oil and Gas Corporation, Dillard’s Department Stores, Local Financial Corporation, and Cronus Industries, Inc. Mr. Breedlove received his B.B.A. degree in finance and banking from the University of Texas at Austin.

RUSSELL CLEVELAND, 70, has been a Director since February 2001 and served as Board Chairman during fiscal 2008.  Mr. Cleveland is the President, Chief Executive Officer, sole Director and the majority shareholder of Renn Capital Group, Inc.  He has served as President, Chief Executive Officer and director of RENN Global Entrepreneurs Fund, Inc. since its inception in 1994.  Mr. Cleveland is a Chartered Financial Analyst with more than 41 years experience as a specialist in investments for smaller capitalization companies.  Mr. Cleveland has also served as President of the Dallas Association of Investment Analysts.  He serves on the Boards of Directors of Renaissance US Growth Investment Trust PLC, CaminoSoft Corp., Cover-All Technologies, Inc. and BPO Management Services, Inc.  Mr. Cleveland is a graduate of the Wharton School of Commerce and Finance of the University of Pennsylvania.

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

BROOKS SHERMAN, 49, has been Chairman of the Board and Chief Executive Officer of ISSI since August 29, 2008.  Mr. Sherman has worked as an independent consultant in executive and financial roles since 2007, including serving as a consultant to Renn Capital Group, Inc. He previously served as President and CEO of Selkirk Americas, LP, a building products manufacturer specializing in venting and air distribution products.  Prior to that, Mr. Sherman held several other positions, including President of Selkirk, Inc. and Chief Financial Officer of Eljer Industries, Inc., a building products manufacturer of plumbing and HVAC products which, at the time, was a publicly-held corporation.  Mr. Sherman began his career with Arthur Andersen & Co., a public accounting firm. Mr. Sherman earned his B.B.A. degree in accounting from Texas Tech University.

In addition to Mr. Sherman, the following individuals are significant employees of the Company and its subsidiaries.

PAUL MATTHEWS, 45, has been President and Chief Operations Officer of B&B ARMR since June 1, 2009 and an employee since 2004.  Prior to holding this position, Mr. Matthews held the positions of Chief Operational Officer and Chief Technical Officer of B&B ARMR.  Mr. Matthews’ background includes over twenty-five years of electro-mechanical product development and has over thirteen years experience in the security industry.  He previously served as Six Sigma Leader for Honeywell Video Systems and as Vice President of Product Development (1996-2004) for Ultrak, their subsidiary.  Prior to Ultrak, he supported multiple engineering programs with Texas Instruments DSEG.  Mr. Matthews holds a BS in Mechanical Engineering from the University of Missouri and is a registered professional engineer in the state of Texas.

SHARON DOHERTY, 44, has been the Chief Financial Officer since January 2009.  Prior to joining ISSI, Doherty served as Chief Financial Officer for Selkirk Americas, LP, an international building products manufacturer specializing in venting and air distribution products. Preceding Selkirk Americas, LP, Doherty held such positions as Controller for Selkirk, Inc. and Senior Financial Analyst for Eljer Industries, Inc., a building products manufacturer of plumbing and HVAC products. Ms. Doherty began her career with Ernst & Young, LP, a public accounting firm. Ms. Doherty earned her B.B.A. degree in accounting from the University of Texas at Arlington.

The SEC has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to audit committees.  One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee.  Based on its review of the criteria of an audit committee financial expert under the rules adopted by the SEC, our board of directors has determined that Mr. Galecke is an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission.  Mr. Galecke is “independent,” as that term is used in Item 7(a)(3)(iv) of Schedule 14A under the Exchange Act.

*Member of the Audit Committee for the Company

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), Ms. Doherty had late filings during the fiscal year ending June 30, 2009.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions because each of these officers is a certified public accountant in Texas and bound to a code of ethics by the state board of accountancy.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the compensation of the Chief Executive Officers and the executive officers of the company and its subsidiaries whose compensation exceeded $100,000 for the fiscal years ended June 30, 2009 and 2008.

SUMMARY COMPENSATION TABLE
		Year	Salary	Bonus				NonEquity	Nonqualified
								Incentive	Deferred	All
Name and					Stock	Option		Plan	Compensation	Other
Principal Position					Awards	Awards		Compensation	Earnings	Compensation	Total
Brooks Sherman		2009	$33,000	$-	$-	$189,446	(6)	$-	$-	$225	$222,671
Board Chairman and CEO	(1)	2008	-	-	-	-		-	-	-	-
Sharon Doherty		2009	$38,000	$-	$-	$18,396	(7)	$-	$-	$-	$56,396
CFO	(2)	2008	-	-	-	-		-	-	-	-
Paul Matthews		2009	$122,500	$-	$-	$-		$-	$-	$3,675	$126,175
President and COO of		2008	-	-	-	-		-	-	-	-
B&B ARMR Corporation	(3)
Vernon H. Foersterling, Jr.		2009	$160,000	$-	$-	$-		$-	$-	$101,600	$261,600
Former President and Former CEO of		2008	160,000	-	-	-		-	-	-	160,000
B&B ARMR Corporation	(4)
Giovanni Ulibarri		2009	$83,000	$-	$-	$-		$-	$-	$-	$83,000
Former President and CEO of		2008	113,000	-	-	-		-	-	-	113,000
Intelli-Site, Inc.	(5)

(1) Began employment on August 29, 2008.

(2) Began employment on January 12, 2009

(3) Began employment on November 8, 2004.

(4) Began employment on March 1, 2006 and resigned June 1, 2009. Other compensation includes accrued severance payments pursuant to his letter of employment.

(5) Began employment on April 16, 2001 and resigned March 6, 2009 upon sale of operations of Intelli-Site, Inc.

(6) Awarded 3,000,000 shares August 29, 2008 at exercise price of $0.03. One third of shares vest on August 29, 2009, one-third vest on August 29, 2009 and final one third vest on August 29, 2011.

(7) Awarded 1,000,000 shares April 1, 2009 at exercise price of $0.03. One third of shares vest on April 1, 2010, one-third vest on April 1, 2011 and final one third vest on April 1, 2012.

No other executive officer’s salary and bonus exceeded $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the company during the fiscal years ended June 30, 2009 or 2008.

Stock Option Grants

In fiscal 2009, the Board of Directors authorized the granting of 4,000,000 additional stock options to executives of the Company.

Option Exercises and Holdings

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the Company at June 30, 2009.

	Number of Securities Underlying Unexercised Options		Value of Unexercised In-The-Money Options
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Brooks Sherman	-	3,000,000	-	-
Sharon Doherty	-	1,000,000	-	-
Paul Matthews	150,000	-	-	-

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

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	NonEquity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Willaim Breedlove	$6,250	$8,333	$-	$-	$-	$-	$14,583
Robert Galecke	10,000	13,333	-	-	-	-	23,333
Frank Marlow	6,250	8,333	-	-	-	-	14,583
Russell Cleveland	6,250	8,333	-	-	-	-	14,583

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock, beneficially owned as of August 31, 2009, by (a) each director and named executive officer of the company, (b) all persons who are known by the company to be beneficial owners of 5% or more of the company’s outstanding common stock and (c) all officers and directors of the company as a group.  Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.  Our common stock and Series D preferred stock are our only classes of voting securities.  All of the Series D preferred stock is convertible into shares of common stock at any time.  The holder of each share of Series D preferred stock is entitled to one vote for each share of common stock into which such share of Series D preferred stock could then be converted.  Presently, the holder of each share of Series D preferred stock is entitled to 25 votes.  For purposes of the beneficial ownership calculations below, the Series D preferred stock is included in this table on an “as converted” basis.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Global Special Opportunities Trust, PLC. (2)	177,600,386	31.8%
Renaissance US Growth Investment Trust PLC (3)	139,846,666	25.0%
RENN Global Entrepreneurs Fund Inc (4)	127,236,141	22.8%
Russell Cleveland (5)(6)(7)	445,092,754	79.6%
C. A. Rundell, Jr. (5)(8)	61,100,432	10.9%
Brooks Sherman (5)(6)(9)	4,000,000	0.7%
Frank Marlow (5)(6)(10)	1,929,177	0.3%
Robert Galecke (5)(6)(11)	1,636,594	0.3%
William Breedlove (5)(6)	1,044,375	0.2%
Paul Matthews (5)(6)(12)	168,500	0.0%
All current directors and executive officers as a group (7 persons) (b)

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

(2)

Includes 31,666,333 shares of common stock issuable upon the exercise of warrants within 60 days. The address for this company is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(3)

Includes 20,524,046 shares of common stock issuable upon the exercise of warrants within 60 days and 93,750 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days. The address for this company is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(4)

Includes 16,863,571 shares of common stock issuable upon the exercise of warrants within 60 days and 93,750 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days. The address for this company is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(5)

The address for this person is 2009 Chenault Drive, Suite 114; Carrollton, Texas 75006.

(6)

Mr. Cleveland is a director and served as chairman of the board for part of fiscal 2009. Messrs. Breedlove, Marlow, and Galecke are directors of the company. Mr. Sherman is the chairman of the board and chief executive officer of the company. Mr. Matthews is president of B&B ARMR Corporation.

(7)

Includes 69,053,950 shares of common stock issuable upon the exercise of warrants within 60 days and 187,500 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days. The address for this person is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(8)

Includes 11,214,050 shares of common stock issuable upon the exercise of warrants within 60 days and 411,000 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(9)

Includes 1,000,000 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(10)

Includes 212,577 shares of common stock issuable upon the exercise of warrants exercisable within 60 days.

(11)

Includes 83,613 shares of common stock issuable upon the exercise of warrants exercisable within 60 days.

(12)

Includes 150,000 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of June 30, 2009:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders
1993 Stock Option Plan	--	$--	500,000
1997 Omnibus Stock Plan	2,300,000	0.31	4,093,000
TOTAL	2,300,000	$0.31	4,593,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 1, 2009, the Company and Global Special Opportunities Trust PLC (“GSOT”), Renaissance US Growth Investment Trust PLC (“RUSGIT”), Renaissance RENN Global Entrepreneurs Fund, Inc. (“RENN”), and holders of certain debt and Series D Preferred Stock, agreed to convert their securities into shares of the Company’s common stock, par value $0.01 per share.  Such conversions were accomplished pursuant to the Debt Conversion Agreements and Preferred Stock Conversion Agreements, the forms of which are filed as Exhibits to this Form 10-K.  In the aggregate, $9,975,000 of indebtedness was converted, accrued interest thereon was waived, and 7,500 shares of Series D Preferred Stock were converted. A total of 261,928,429 shares of common stock were issued in connection with the conversions.  In addition, the Company issued common stock purchase warrants, to purchase an aggregate of up to 65,482,111 shares of common stock, at a purchase price of $0.06 per share.  The warrants have a term of five (5) years from the date of issuance.  The table below shows the transactions with each related party entity.

	Converted		Issued
	Debt	Preferred Shares	Common Shares	Warrants
GSOT	$4,525,000	-	123,206,507	30,801,628
RUSGIT	2,900,000	3,750	73,776,029	18,444,009
RENN	2,550,000	3,750	64,945,893	16,236,474
Aggregate	$9,975,000	7,500	261,928,429	65,482,111

GSOT, RUSGIT and RENN are related parties to the Company in that (i) they are the beneficial owner of 31.8%, 25.0% and 22.8%, respectively, of the Company’s common stock (on a fully diluted basis), and (ii) Mr. Russell Cleveland, who served as a director of the Company during fiscal 2009 is the President of RENN.

Robert Galecke, William Breedlove and Frank Marlow are independent directors based on New York Stock Exchange definition of independence.

Item 14.  Principal Accountant Fees and Services

The following information summarizes the fees paid or payable to Montgomery Coscia Greilich L.L.P. for the fiscal year ended June 30, 2009 and to Weaver and Tidwell, L.L.P. for services rendered for the fiscal years ended June 30, 2009 and 2008.

Audit Fees.  Fees for audit services to Montgomery Coscia Greilich L.L.P. were $74,733 in fiscal year 2009. Fees for audit services to Weaver and Tidwell, L.L.P. were $82,490 in fiscal year 2008. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees.  The Company did not pay any audit-related service fees to Montgomery Coscia Greilich L.L.P. or Weaver and Tidwell, L.L.P., other than the fees described above, for services rendered during fiscal year 2009 or 2008.

Tax Fees.  The Company did not pay any fees for tax compliance, tax consulting or advisory services to either Montgomery Coscia Greilich L.L.P. or Weaver and Tidwell, L.L.P. for services rendered during fiscal year 2009 or 2008.

All Other Fees.  The Company was not billed for fees for any other services not described above in fiscal year 2009 or 2008.

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation, approving and overseeing the work of the independent auditor.  In recognition of this responsibility, the audit committee pre-approves all audit and permissible non-audit services provided by the independent auditor.

Item 15.  Exhibits, Financial Statement Schedules

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

Form of Stock Purchase Warrant. (12)

10.7

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. (18)

10.8

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (18)

10.9

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (18)

10.10

Stock Purchase Warrant, dated May 4, 2005 issued to C. A. Rundell, Jr. (18)

10.11

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (19)

10.12

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (20)

10.13

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (20)

10.14

Amended Royalty Agreement, dated October 6, 2006, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation, Renaissance Capital Growth & Income Fund III, Inc., US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent. (23)

10.15

Form of Debt Conversion Agreement. (24)

10.16

Form of Preferred Stock Conversion Agreement. (24)

10.17

Form of Common Stock Purchase Warrant. (24)

10.18+

Integrated Security Systems, Inc. 2009 Long-Term Incentive Plan.

16.1

Letter of Grant Thornton LLP on Change in Certifying Accountant. (16)

16.2

Letter of Weaver and Tidwell L.L.P., dated October 28, 2008, addressed to the Securities and Exchange Commission. (25)

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

(22)

Incorporated by reference to the Company’s Form 8-K filed on June 19, 2006.

(23)

Incorporated by reference to the Company’s Form 8-K filed on October 11, 2006.

(24)

Incorporated by reference to the Company’s Form 8-K filed on June 15, 2009.

(25)

Incorporated by reference to the Company’s Form 8-K/A filed on November 25, 2008.

+

Filed herewith.

*

Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SECURITY SYSTEMS, INC.

(Registrant)

Date: September 30, 2009

/s/ Brooks Sherman

Brooks Sherman

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 30, 2009

/s/ Brooks Sherman

Brooks Sherman

Director, Chairman of the Board, Chief Executive Officer

(Principal Executive Officer)

Date: September 30, 2009

/s/ Sharon Doherty

Sharon Doherty

Chief Financial Officer

Date: September 30, 2009

/s/ William D. Breedlove

William D. Breedlove

Director

Date: September 30, 2009

/s/ Russell Cleveland

Russell Cleveland

Director

Date: September 30, 2009

/s/ Robert M. Galecke

Robert M. Galecke

Director

Date: September 30, 2009

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

Form of Stock Purchase Warrant. (12)

10.7

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance Capital Growth & Income Fund III, Inc. (18)

10.8

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (18)

10.9

Stock Purchase Warrant, dated May 5, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (18)

10.10

Stock Purchase Warrant, dated May 4, 2005 issued to C. A. Rundell, Jr. (18)

10.11

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (19)

10.12

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (20)

10.13

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (20)

10.14

Amended Royalty Agreement, dated October 6, 2006, between Integrated Security Systems, Inc., B&B ARMR Corporation, Intelli-Site, Inc., DoorTek Corporation, Renaissance Capital Growth & Income Fund III, Inc., US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC, and Renn Capital Group, Inc., as Agent. (23)

10.15

Form of Debt Conversion Agreement. (24)

10.16

Form of Preferred Stock Conversion Agreement. (24)

10.17

Form of Common Stock Purchase Warrant. (24)

10.18+

Integrated Security Systems, Inc. 2009 Long-Term Incentive Plan.

16.1

Letter of Grant Thornton LLP on Change in Certifying Accountant. (16)

16.2

Letter of Weaver and Tidwell L.L.P., dated October 28, 2008, addressed to the Securities and Exchange Commission. (25)

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

(22)

Incorporated by reference to the Company’s Form 8-K filed on June 19, 2006.

(23)

Incorporated by reference to the Company’s Form 8-K filed on October 11, 2006.

(24)

Incorporated by reference to the Company’s Form 8-K filed on June 15, 2009.

(25)

Incorporated by reference to the Company’s Form 8-K/A filed on November 25, 2008.

+

Filed herewith.

*

Indicates management contract or compensatory plan or arrangement.