Form 10-Q
period 2009-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2009-11-13
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

Form 10-Q

________

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009.

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

As of October 31, 2009, 558,848,283 shares of the registrant’s common stock were outstanding.

INTEGRATED SECURITY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
ASSETS	Unaudited

Current assets:
Cash and cash equivalents	$263,495	$30,944
Short term investments	78,000	56,000
Accounts receivable, net of allowance for doubtful accounts of $157,830 and $204,803, respectively	1,027,956	1,487,175
Inventory, net of reserves	315,818	314,430
Other current assets	256,975	242,509
Total current assets	1,942,244	2,131,058

Property and equipment, net	27,631	28,884
Goodwill	1,707,953	1,707,953
Other assets	184,724	218,199

Total Assets	$3,862,552	$4,086,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,093,478	$1,252,517
Accrued liabilities	885,156	923,537
Demand note payable	245,567	287,985
Current portion of long-term debt	7,843	7,657
Liabilities related to discontinued operations	19,112	20,892
Total current liabilities	2,251,156	2,492,588

Long-term debt	13,268	15,299

Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 800,000,000 shares authorized; 559,126,805 shares issued	5,591,268	5,591,268
Treasury stock, at cost, 278,522 common shares	(125,606)	(125,606)
Additional paid in capital	37,905,639	37,888,178
Accumulated deficit	(41,815,804)	(41,780,971)
Accumulated other comprehensive income (loss); (available for sale security)	10,000	(12,000)
Total stockholders’ equity	1,565,722	1,561,094
Noncontrolling interest	32,406	17,113
Total equity	1,598,128	1,578,207

Total liabilities and equity	$3,862,552	$4,086,094

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008
Revenue:
Sales	$1,923,602	$2,019,246
Other revenue	6,158	-
Total revenue	1,929,760	2,019,246
Cost of sales	1,242,310	1,250,353

Gross profit	687,450	768,893

Operating expenses:
Selling, general and administrative	685,737	729,422

Income from operations	1,713	39,471

Interest expense	(9,475)	(378,940)
Loss on sale of assets	-	(110,541)

Net loss from continuing operations	(7,762)	(450,010)

Loss from discontinued operations	(1,278)	(64,834)

Net loss	(9,040)	(514,844)

Income attributable to the noncontrolling interest	(25,793)	(23,080)

Net loss attributable to stockholders	$(34,833)	$(537,924)

Weighted average common shares outstanding – basic	558,848,283	110,350,267

Weighted average common shares outstanding – diluted	558,848,283	110,350,267

Basic and diluted earnings per share - continuing operations	$-	$-

Basic and diluted earnings per share - net income	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITYS SYSTEMS INC
Consolidated Statements of Cash Flows
(Unaudited)

	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(34,833)	$(537,924)
Loss from discontinued operations	1,278	64,834
Loss from continuing operations	(33,555)	(473,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,853	7,706
Gain on sale of assets	-	110,541
Amortization of deferred debt costs	-	33,347
Provision for bad debt	(50,552)	-
Provision for warranty reserve	-	11,675
Provision for inventory reserve	24,146	-
Stock option expense	17,461	-
Expenses paid with stock	-	262,058
Noncontrolling interest	25,793	23,080
Changes in assets and liabilities:
Accounts receivable	509,771	124,135
Inventory	(25,534)	(10,144)
Other assets	19,010	(7,346)
Accounts payable	(160,819)	20,479
Accrued liabilities	(38,381)	77,419
Net cash provided by operating activities	294,973	179,860

Cash flows from investing activities:
Purchase of property and equipment	(4,600)	-
Net cash used in investing activities	(4,600)	-

Cash flows from financing activities:
Net payments of debt	(44,264)	(130,493)
Distribution to minority interest	(10,500)	(89,922)
Net cash used in financing activities	(54,764)	(220,415)

Cash flows from discontinued operations:
Operating activities	(3,058)	24,529
Net cash (used in) provided by discontinued operations	(3,058)	24,529

Net increase (decrease) in cash	232,551	(16,026)

Cash at beginning of period	30,944	173,701
Cash at end of period	$263,495	$157,675

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2009 and 2008

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. Prior periods have been reclassed to conform to the current period presentation.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. (the “Company”) and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2009 Annual Report on Form 10-K filed on October 1, 2009 with the Securities and Exchange Commission.

Note 2 – Stock-based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation – Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”)). Under ASC 718, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, and that cost is recognized over the vesting period.  Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%. An expense of $17,461 was recorded in the three months ended September 30, 2009. The known amount of compensation expense to be recognized in future periods through fiscal 2012 is $136,102.

Note 3 – Recent Accounting Pronouncements

In the first quarter of 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the financial statements included herein.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”). This statement’s objective is to establish principles and requirements for subsequent events, including (a) the period after the balance sheet date to evaluate, (b) circumstances that would be considered a subsequent event and (c) disclosure requirements. SFAS No. 165 is effective for fiscal years ending after June 15, 2009.  There was no material effect from the adoption of SFAS No. 165.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replace SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles)”  This statement’s objective is communicate that FASB Accounting Standards CodificationTM will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management does not expect the adoption of SFAS 168 to have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued ASC 810 “Consolidation” (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160")). SFAS No. 160 requires (a) that noncontrolling (minority) interest be reported as a component of shareholders' equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and applies to the Company in this quarter ended September 30, 2009. The Company revised its disclosures regarding minority interest, but there was no material effect from the adoption of SFAS No. 160.

Note 4 – Discontinued Operations

On July 31, 2008, the Company sold the operations of DoorTek back to the managers and former owners. The substantive details of the sale were:

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

Loss from Discontinued Operations reported in the Consolidated Statements of Operations consists of the following:

	For the three months ended
	September 30,	September 30,
	2009	2008
Sales	$-	$139,525
Cost of sales	-	25,901
Gross margin	-	113,624

Operating expenses:
Selling, general and administrative	1,278	105,615
Research and product development	-	72,800

Loss from operations	(1,278)	(64,791)

Interest expense	-	(43)

Net loss	$(1,278)	$(64,834)

Liabilities from discontinued operations reported in the Consolidated Balance Sheets for September 30, 2009 and June 30, 2009 consisted of accounts payable of $19,112 and $20,892, respectively.

Note 5 – Accounts Receivable

The majority of our accounts receivable are due from companies in the perimeter security and road and bridge industries. Credit is extended based on evaluation of a customer's financial condition and credit history and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales allowance. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Note 6 – Inventory

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation.  The establishment of inventory allowances for excess and obsolete inventories is based on estimated exposure on specific inventory items.

At September 30, 2009 and June 30, 2009, respectively, inventories were comprised of the following:

	September 30,	June 30,
	2009	2009
Inventories:
Work in process	$518,290	$512,263
Finished goods	33,550	14,043
Less: Inventory reserve	(236,022)	(211,876)
Inventory, net of reserves	$315,818	$314,430

Note 7 – Product Warranties

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

Note 8 – Net Loss per Share

The Company computes basic loss per common share using the weighted average number of common shares outstanding. At September 30, 2009 and 2008, there were 515,000 and 2,471,250 shares, respectively, of in-the-money potentially dilutive common shares outstanding. These shares were not included in weighted average shares outstanding for three months ended September 30, 2009 and 2008 because their effect is antidilutive due to the Company’s reported net loss.

At September 30, 2009 and 2008, we had 671,961,909 and 314,825,865 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

Note 9 – Debt

As of September 30 and June 30, 2009, our current and long-term debt consisted of the following:

	September 30,	June 30,
	2009	2009
Demand note payable:

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a factoring fee of 0.35% per 5 day period for which each invoice is outstanding	$59,067	$91,485

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest at Wall Street Journal prime rate (3.25% as of June 30, 2009 and 5.00% as of June 30, 2008) plus 2%; principal and accrued unpaid interest due on July 26, 2009	186,500	196,500
	$245,567	$287,985

Long-term debt:

Other	21,111	22,956
	21,111	22,956
Less current portion	(7,843)	(7,657)
Long-term debt	$13,268	$15,299

Note 10 – Business Segments

The following table provides financial data by segment for the three months ended September 30, 2009 and 2008:

	B&B ARMR	B&B Roadway	Corporate	Total
2009
Revenue	$1,066,665	$860,537	$2,558	$1,929,760
Income (loss) from operations	116,667	76,147	(191,101)	1,713

2008
Revenue	$1,174,108	$845,138	$-	$2,019,246
Income (loss) from operations	138,002	69,487	(168,018)	39,471

Note 11 – Comprehensive Income (Loss)

The following table provides a summary of total comprehensive loss for the three months ended September 30, 2009 and 2008:

	September 30,	September 30,
	2009	2008
Consolidated net loss	$(34,833)	$(537,924)
Other comprehensive income:
Unrealized holding gain	10,000	-
Total comprehensive loss	$(24,833)	$(537,924)

Note 12 – Noncontrolling interest

Causey Lyon Enterprises (CLE) is the 35% owner of the B&B Roadway joint venture; per the joint venture agreement, CLE manufactures all products for B&B Roadway.  CLE is also one of several outsourced fabrication vendors for B&B ARMR.

Changes in noncontrolling interest for the three months ended September 30, 2009 and 2008 were as follows:

	2009	2008
Noncontrolling interest at July 1	$(17,113)	$(149,807)
Income attributable to noncontrolling interest	(25,793)	(23,080)
Distributions paid to noncontrolling interest	10,500	89,922
Noncontrolling interest at September 30	$(32,406)	$(82,965)

Note 13 – Related Party Transactions

During September 30, 2009 and 2008, the Company had the following transactions with Causey Lyon Enterprises (CLE):

	September 30,
	2009	2008
Purchases (from)	$805,636	$667,122
Management Fees (paid to)	140,459	150,672
Rental Fees (paid to)	16,245	16,245

	September 30,	June 30,
	2009	2009
Accounts Payable	$634,312	$458,538

Note 14 – Credit Facility with Laurus Master Fund

On August 3, 2005, the Company closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $3,000,000 credit facility. The agreement with Laurus expired on July 29, 2008. At that time, we had not yet finalized the new factoring agreement with Capital Funding Solutions, and we were therefore unable to pay the balance on the due date.  As a result, we were in default under the terms of this facility.  Laurus added an additional penalty fee of $77,000 to our final balance of $236,673, which was paid by Capital Funding as a part of our initial factoring of receivables to them on August 15, 2008.

Note 15 – Factoring and Security Agreement with Capital Funding Solutions

On August 15, 2008, the Company closed a security agreement with Capital Funding Solutions. The Factoring Agreement provides that the Company will sell to Capital Funding certain of its accounts receivable. Moreover, the factoring agreement requires that we grant to Capital Funding a continuing first priority security interest in all of our now owned and hereafter acquired accounts, chattel paper, deposit accounts receivable, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations. The factoring agreement does not require us to grant a security interest in any of the assets B&B Roadway, Inc. The factoring agreement was for a one-year term. The agreement was automatically extended on August 15, 2009. The factoring agreement can be terminated at any time by either us or Capital Funding by giving 30 days written notice.

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

The factored balance outstanding under the factoring agreement as of September 30, 2009 and June 30, 2009 was $59,067 and $91,485, respectively.

Note 16 – Concentrations of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

Note 17 – Subsequent Event

There were no significant or material subsequent events as of the evaluation date of November 13, 2009, which is the date the financial statements were issued.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Sales. Our total sales decreased by $0.10 million, or 4.7%, to $1.92 million during the quarter ended September 30, 2009 from $2.02 million during the quarter ended September 30, 2008. Sales at B&B ARMR Corporation (“B&B ARMR”) subsidiary decreased $0.10 million due to reduced service contracts during the period. B&B Roadway, LLC (“B&B Roadway”) remained comparable for the quarters ended September 30, 2009 and 2008.

Gross Profit. Gross profit decreased by $0.08 million during the quarter ended September 30, 2009 to $0.7 million. B&B ARMR experienced a decrease of $0.08 million in gross margin which was due to product mix. B&B Roadway remained comparable for the quarters ended September 30, 2009 and 2008.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.04 million for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 primarily due to a reduction in personnel costs at B&B ARMR.

Interest Expense. Interest expense decreased by $0.37 million during the quarter ended September 30, 2009 to $0.01 million compared to the quarter ended September 30, 2008 primarily due to the debt conversion that occurred in the prior fiscal year.

Liquidity and Capital Resources

During the three months ended September 2009 and 2008, the Company attained modest income from operations. Management expects that we will continue to be profitable on an operating basis in fiscal 2010; however, this expectation is dependent on the Company’s ability to draw additional funds on its factoring agreement or to obtain additional financing from alternative sources. In addition, added factoring of accounts receivable or alternative financing will also be necessary to meet the Company’s current liabilities as they become due. As the factoring agreement is a demand note and subject to termination with 30 days notice, plus the fact that the Company  has been unable to find alternative financing to date, we can give no assurances that funds will be available to settle current liabilities as they become due. Ultimately, failure to obtain additional financing could jeopardize our ability to continue as a going concern.

Our cash position increased by $0.2 million during the three months ended September 30, 2009. At September 30, 2009, we had $0.3 million in cash and cash equivalents and had $0.06 million outstanding under our factoring agreement. The factoring agreement, which is secured by substantially all of our assets, permits us to borrow up to $1.0 million based on eligible invoices.

For the three months ended September 30, 2009, our operating activities provided $0.3 million of cash compared to $0.2 million of cash provided in operations during the three months ended September 30, 2008. We anticipate no significant capital expenditures for the remainder of fiscal 2010. We made net payments on debt of $0.04 million during the three months ended September 30, 2009 compared to $0.1 million of net payments during the three months ended September 30, 2008.

Prinicipal payments required under outstanding debt at September 30, 2009 are as follows:

September 30,
2010	$253,410
2011	8,632
2012	4,636
Thereafter	-
$266,678

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At October 31, 2009, the Company’s backlog was $2.7 million.  We expect to fill the majority of this backlog by June 30, 2010.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  As of September 30, 2009, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This evaluation included consideration of the various processes carried out under the direction of our CEO and CFO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO and CFO concluded that, as of September 30, 2009, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  However, we are making changes to resolve the significant turnover, staffing deficiencies and lack of segregation of duties throughout our financial organization. While we believe that we are taking the steps necessary to remediate this material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements, we are still in the process of evaluating these controls.  Accordingly, we will continue to vigorously monitor the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

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

Integrated Security Systems, Inc.
(Registrant)

Date:	November 13, 2009	/s/ BROOKS SHERMAN
Brooks Sherman
Director, Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2009	/s/ SHARON DOHERTY
Sharon Doherty
Chief Financial Officer

EXHIBIT INDEX

31.1+

Officers’ Certificate Pursuant to Section 302

32.1+

Officers’ Certificate Pursuant to Section 906

________________________

+

Filed herewith.