Form 10-Q
period 2009-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2010-02-11
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

Form 10-Q

________

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2009.

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

As of January 31, 2010, 560,764,951 shares of the registrant’s common stock were outstanding.

INTEGRATED SECURITY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$23,092	$30,944
Short term investments	40,525	56,000
Accounts receivable, net of allowances of $219,432 and $204,803, respectively	1,130,398	1,487,175
Inventory, net of reserves	325,819	314,430
Other current assets	254,033	242,509
Total current assets	1,773,867	2,131,058

Property and equipment, net	21,580	28,884
Goodwill	1,707,953	1,707,953
Other assets	162,454	218,199

Total Assets	$3,665,854	$4,086,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$978,956	$1,252,517
Accrued liabilities	744,540	923,537
Demand note payable	362,615	287,985
Current portion of long-term debt	8,033	7,657
Liabilities related to discontinued operations	15,612	20,892
Total current liabilities	2,109,756	2,492,588

Long-term debt	11,187	15,299

Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 800,000,000 shares authorized; 561,043,473 and 559,126,805 shares issued, respectively	5,610,435	5,591,268
Treasury stock, at cost, 278,522 common shares	(125,606)	(125,606)
Additional paid in capital	37,947,058	37,888,178
Accumulated deficit	(41,864,994)	(41,780,971)
Accumulated other comprehensive loss; (available for sale security)	(28,289)	(12,000)
Total stockholders’ equity	1,538,829	1,561,094
Noncontrolling interest	6,082	17,113
Total equity	1,544,911	1,578,207

Total liabilities and equity	$3,665,854	$4,086,094

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue:
Sales	$1,830,303	$2,057,700	$3,753,904	$4,076,946
Other revenue	2,189	3,753	8,347	31,491
Total revenue	1,832,492	2,061,453	3,762,251	4,108,437
Cost of sales	1,191,705	1,352,151	2,434,014	2,624,628

Gross profit	640,787	709,302	1,328,237	1,483,809

Operating expenses:
Selling, general and administrative	674,878	796,853	1,360,615	1,506,975

Loss from operations	(34,091)	(87,551)	(32,378)	(23,166)

Interest expense	(13,782)	(334,930)	(23,257)	(738,781)
Loss on sale of assets	-	-	-	(110,541)

Net loss from continuing operations	(47,873)	(422,481)	(55,635)	(872,489)

Loss from discontinued operations	(1,041)	(6,174)	(2,319)	(71,008)

Net loss	(48,914)	(428,655)	(57,954)	(943,497)

Income allocable to the noncontrolling interest	(276)	(34,717)	(26,069)	(57,797)

Net loss allocable to common stockholders	$(49,190)	$(463,372)	$(84,023)	$(1,001,294)

Weighted average common shares
outstanding - basic & diluted	559,327,450	110,350,267	559,087,867	110,350,267

Basic and diluted earnings per share - continuing operations	$-	$-	$-	$(0.01)

Basic and diluted earnings per share - net loss	$-	$-	$-	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITYS SYSTEMS INC

Consolidated Statements of Cash Flows

(Unaudited)

	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(84,023)	$(1,001,294)
Loss from discontinued operations	2,319	71,008
Loss from continuing operations	(81,704)	(930,286)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	11,904	15,292
Gain on sale of assets	-	110,541
Amortization of deferred debt costs	-	50,026
Bad debt expense	(22,325)	(26,201)
Provision for warranty reserve	-	22,124
Provision for inventory reserve	18,737	-
Stock option expense	34,922	21,453
Gain on extinguishment of liability	(114,137)	-
Expenses paid with stock	43,125	262,058
Noncontrolling interest	26,069	57,797
Changes in assets and liabilities:
Accounts receivable	379,101	324,639
Inventory	(30,125)	19,963
Other assets	43,408	(56,970)
Accounts payable	(273,561)	(10,966)
Accrued liabilities	(60,653)	407,744
Net cash (used in) provided by operating activities	(25,239)	267,214

Cash flows from investing activities:
Purchase of property and equipment	(4,600)	-
Net cash used in investing activities	(4,600)	-

Cash flows from financing activities:
Net proceeds/(payments) of debt	70,893	(206,718)
Distribution to non-controlling interest	(37,100)	(132,132)
Net cash provided by (used in) financing activities	33,793	(338,850)

Cash flows from discontinued operations:
Operating activities	(11,806)	(30,987)
Net cash used in discontinued operations	(11,806)	(30,987)

Net decrease in cash	(7,852)	(102,623)

Cash at beginning of period	30,944	173,701
Cash at end of period	$23,092	$71,078

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended December 31, 2009 and 2008

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

Note 2 – Stock-based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation – Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”)). Under ASC 718, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, and that cost is recognized over the vesting period.  Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%. An expense of $34,922 was recorded in the six months ended December 31, 2009. The known amount of compensation expense to be recognized in future periods through fiscal 2012 is $118,641.

Note 3 – Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replace SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles)”  This statement’s objective is to communicate that the FASB Accounting Standards Codification will become the single official source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009; and the Company adopted this standard in the first quarter of 2010. The adoption of ASC 105 did not have a material effect on the Company’s financial statements.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”). This statement’s objective is to establish principles and requirements for subsequent events, including (a) the period after the balance sheet date to evaluate, (b) circumstances that would be considered a subsequent event and (c) disclosure requirements. ASC 855 is effective for fiscal years ending after June 15, 2009.  There was no material effect from the adoption of ASC 855.

In December 2007, the FASB issued ASC 810 “Consolidation” (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160")). ASC 810 requires (a) that noncontrolling (minority) interest be reported as a component of shareholders' equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008, and applied to the Company in the quarter ended September 30, 2009. The Company revised its disclosures regarding minority interest, but there was no material effect from the adoption of ASC 810.

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

Loss from Discontinued Operations reported in the Consolidated Statements of Operations consists of the following:

	For the six months ended
	December 31,	December 31,
	2009	2008
Sales	$-	$240,856
Cost of sales	-	30,413
Gross margin	-	210,443

Operating expenses:
Selling, general and administrative	2,319	136,255
Research and product development	-	145,153

Loss from operations	(2,319)	(70,965)

Interest expense	-	(43)

Net loss from discontinued operations	$(2,319)	$(71,008)

Liabilities from discontinued operations reported in the Consolidated Balance Sheets for December 31, 2009 and June 30, 2009 consisted of accounts payable of $15,612 and $20,892, respectively.

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

At December 31, 2009 and June 30, 2009, respectively, inventories were comprised of the following:

	December 31,	June 30,
	2009	2009
Inventories:
Work in process	$535,233	$512,263
Finished goods	21,198	14,043
Less: Inventory reserve	(230,612)	(211,876)
Inventory, net of reserves	$325,819	$314,430

Note 7 – Accrued Liabilities

Accrued liabilities include delinquent trade payables that are in dispute. The Company wrote off $114,137 in delinquent payables during the quarter ending December 31, 2009, resulting in a gain which was netted against SG&A, because they had reached specific legal criteria attributable to their accounts and we believe they are no longer a legal debt.

The amount of disputed trade payables included in accrued liabilities at December 31, 2009 and June 30, 2009 was $305,570 and 436,923, respectively.

Note 8 – Product Warranties

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

Note 9 – Net Loss per Share

The Company computes basic loss per common share using the weighted average number of common shares outstanding. At December 31, 2009 and 2008, there were 515,000 and 2,015,000 shares, respectively, of in-the-money potentially dilutive common shares outstanding. These shares were not included in weighted average shares outstanding for the six months ended December 31, 2009 and 2008 because their effect is antidilutive due to the Company’s reported net loss.

At December 31, 2009 and 2008, we had 674,602,261 and 313,455,240 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

Note 10 – Debt

As of December 31 and June 30, 2009, our current and long-term debt consisted of the following:

	December 31,	June 30,
	2009	2009
Demand note payable:

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a factoring fee of 0.35% per 5 day period for which each invoice is outstanding	$26,215	$91,485

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest at Wall Street Journal prime rate (3.25% as of June 30, 2009 and 5.00% as of June 30, 2008) plus 2%; principal and accrued unpaid interest due on August 2, 2010.	336,400	196,500
	$362,615	$287,985

Long-term debt:

Other	19,220	22,956
	19,220	22,956
Less current portion	(8,033)	(7,657)
Long-term debt	$11,187	$15,299

Note 11 – Business Segments

Information for our reportable segments for the three and six months ended December 31, 2009 and 2008 are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue
B&B ARMR Corporation	$1,038,461	$1,026,046	$2,105,125	$2,227,893
B&B Roadway, LLC	792,608	1,035,407	1,653,145	1,880,544
Corporate	1,423	-	3,981	-
	$1,832,492	$2,061,453	$3,762,251	$4,108,437

Income (loss) from operations
B&B ARMR Corporation	$172,380	$(8,276)	$289,047	$157,466
B&B Roadway, LLC	6,132	106,061	82,279	175,548
Corporate	(212,603)	(185,336)	(403,704)	(356,180)
	$(34,091)	$(87,551)	$(32,378)	$(23,166)

Note 12 – Comprehensive Loss

The following table provides a summary of total comprehensive loss for the six months ended December 31, 2009 and 2008:

	For the Six Months Ended
	December 31,	December 31,
	2009	2008
Consolidated net loss	$(84,023)	$(1,001,294)
Other comprehensive income:
Unrealized holding loss	(16,289)	-
Total comprehensive loss	$(100,312)	$(1,001,294)

Note 13 – Noncontrolling interest

Causey Lyon Enterprises (CLE) is the 35% owner of the B&B Roadway joint venture; per the joint venture agreement, CLE manufactures all products for B&B Roadway. CLE is also one of several outsourced fabrication vendors for B&B ARMR.

Changes in noncontrolling interest for the six months ended December 31, 2009 and 2008 were as follows:

	2009	2008
Noncontrolling interest at July 1	$(17,113)	$(149,807)
Income attributable to noncontrolling interest	(26,069)	(57,797)
Distributions paid to noncontrolling interest	37,100	132,132
Noncontrolling interest at December 31	$(6,082)	$(75,472)

Note 14 – Related Party Transactions

For the six months ended December 31, 2009 and 2008, the Company had the following transactions with Causey Lyon Enterprises (CLE):

	December 31,
	2009	2008
Purchases (from)	$1,592,102	$1,404,100
Management Fees (paid to)	280,919	301,344
Rental Fees (paid to)	32,490	32,490

	December 31,	June 30,
	2009	2009
Accounts Payable	547,300	458,538

Note 15 – Credit Facility with Laurus Master Fund

On August 3, 2005, the Company closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $3,000,000 credit facility. The agreement with Laurus expired on July 29, 2008. At that time, we had not yet finalized the new factoring agreement with Capital Funding Solutions, and we were therefore unable to pay the balance on the due date.  As a result, we were in default under the terms of this facility.  Laurus added an additional penalty of $77,000 to our final balance of $236,673, which was paid by Capital Funding as a part of our initial factoring of receivables to them on August 15, 2008.

Note 16 – Factoring and Security Agreement with Capital Funding Solutions

On August 15, 2008, the Company closed a security agreement with Capital Funding Solutions. The Factoring Agreement provides that the Company will sell to Capital Funding certain of its accounts receivable. Moreover, the factoring agreement requires that we grant to Capital Funding a continuing first priority security interest in all of our now owned and hereafter acquired accounts, chattel paper, deposit accounts, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations. The factoring agreement does not require us to grant a security interest in any of the assets B&B Roadway, Inc. The factoring agreement was initially for a one-year term and was automatically extended by one year on August 15, 2009. The factoring agreement can be terminated at any time by either us or Capital Funding by giving 30 days written notice.

For each account, Capital Funding will pay 80% of the face amount due on such Account at the time of purchase. Upon customer payment of the amount due, Capital Funding will pay 20% of the face amount due less the factoring fee (as defined in the factoring agreement).  The factoring fee is calculated as follows: .35% of the face amount due on an Account at the time of purchase for each 5 day period, computed from the end of the 5 day period following the date on which the purchase price is paid to us for such account and ending when such account is paid by the account debtor.

The factored balance outstanding under the factoring agreement as of December 31, 2009 and June 30, 2009 was $26,215 and $91,485, respectively.

Note 17 – Concentrations of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

Note 18 – Subsequent Event

There were no significant or material subsequent events as of the evaluation date of February 11, 2010, which is the date the financial statements were issued.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Sales. Total sales decreased by $0.23 million, or 11.1%, to $1.83 million during the quarter ended December 31, 2009 as compared to $2.06 million during the quarter ended December 31, 2008. This decrease was attributed to B&B Roadway as state and local transportation spending decreased. Sales at B&B ARMR were up 1%.

Gross Profit. Gross profit decreased by $0.07 million during the quarter ended December 31, 2009 to $0.64 million as compared to the quarter ending December 31, 2008. This decrease was due to the decrease in sales at B&B Roadway. Gross profit at B&B ARMR remained flat.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.12 million for the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008 primarily due to a write off of $0.11 million in delinquent payables at B&B ARMR, resulting in a gain which was netted against SG&A, because they had reached specific legal criteria attributable to their accounts and we believe they are no longer a legal debt.

Interest Expense. Interest expense decreased by $0.32 million during the quarter ended December 31, 2009 to $0.01 million compared to the quarter ended December 31, 2008. Of this decrease, $0.29 million was due to the debt conversion that occurred in the prior fiscal year and $0.03 was due to reduced borrowing on the current credit lines.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Sales. Total sales decreased by $0.32 million, or 7.9%, to $3.75 million during the six months ended December 31, 2009 from $4.08 million during the six months ended December 31, 2008. Sales at B&B ARMR decreased approximately $0.10 million due to a decline in Service business. Sales at B&B Roadway decreased $0.22 million as state and local transportation spending decreased.

Gross Profit. Gross profit decreased by $0.16 million during the six months ended December 31, 2009 to $1.33 million. B&B ARMR gross profit decreased by $0.08 million for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 due to reduced sales and product mix. B&B Roadway experienced a decrease of $0.08 million in gross margin relating to the decrease in sales.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $0.15 million during the six months ended December 31, 2009 compared to the six months ended December 31, 2008 primarily due to a write off of $0.11 million in delinquent payables at B&B ARMR, resulting in a gain which was netted against SG&A, because they had reached specific legal criteria attributable to their accounts and we believe they are no longer a legal debt.

Interest Expense. Interest expense decreased by $0.72 million during the six months ended December 31, 2009 to $0.02 million compared to the six months ended December 31, 2008. Of this decrease, $0.58 million was due to the debt conversion that occurred in the prior fiscal year, $0.08 million was due to a penalty incurred in the prior year upon default on the credit line, and an additional $0.06 million was due to reduced borrowing on current credit lines.

Liquidity and Capital Resources

During the six months ended December 31, 2009, the Company suffered a loss from operations, increasing our accumulated deficit. Management expects that we will be profitable on an operating basis in fiscal 2010; however, this expectation is dependent on the Company’s ability to draw additional funds on its factoring agreement or to obtain additional financing from alternative sources. In addition, added factoring of accounts receivable or alternative financing will also be necessary to meet the Company’s current liabilities as they become due. As the factoring agreement is a demand note and subject to termination with 30 days notice, plus the fact that the Company has been unable to find alternative financing to date, we can give no assurances that funds will be available to settle current liabilities as they become due. Ultimately, failure to obtain additional financing could jeopardize our ability to continue as a going concern.

Our cash position decreased by $0.01 million during the six months ended December 31, 2009. At December 31, 2009, we had $0.02 million in cash and cash equivalents and $0.36 million outstanding under our factoring and debt agreements. The factoring and debt agreements, which are secured by substantially all of our assets, permit us to borrow up to $1.4 million based on eligible invoices.

For the six months ended December 31, 2009, our operating activities used $0.03 million of cash compared to $0.27 million of cash provided in operations during the six months ended December 31, 2008. We anticipate no significant capital expenditures for the remainder of fiscal 2010. Net proceeds from debt were $0.07 million during the six months ended December 31, 2009 compared to $0.2 million of net payments on debt during the six months ended December 31, 2008.

Prinicipal payments required under outstanding debt at December 31, 2009 are as follows:

December 31,
2010	$370,648
2011	8,841
2012	2,346
Thereafter	-
$381,835

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At January 31, 2010, the Company’s backlog was $2.7 million.  We expect to fill the majority of this backlog by June 30, 2010.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness and the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This evaluation included consideration of the various processes carried out under the direction of our CEO and CFO in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our CEO and CFO concluded that, as of December 31, 2009, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements. Due to this material weakness internal controls over financial reporting were not effective as of December 31, 2009. However, we are making changes to resolve the significant turnover, staffing deficiencies and lack of segregation of duties throughout our financial organization. While we believe that we are taking the steps necessary to remediate this material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements, we are still in the process of evaluating these controls.  Accordingly, we will continue to vigorously monitor the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

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

Integrated Security Systems, Inc.
(Registrant)

Date:	February 11, 2010	/s/ Brooks Sherman
Brooks Sherman
Director, Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date:	February 11, 2010	/s/ Sharon Doherty
Sharon Doherty
Chief Financial Officer

EXHIBIT INDEX

31.1+

Officers’ Certificate Pursuant to Section 302

32.1+

Officers’ Certificate Pursuant to Section 906

________________________

+

Filed herewith.