Form 10-K/A
period 2009-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2010-04-22
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K /A

Amendment No. 1

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

Item 9A(T).  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures ..  As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.   Based on that evaluation, we have concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting.  Management, including the Company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Management has conducted an evaluation of the company’s internal control over financial reporting based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected.  As a result of our evaluation, we identified the following material weaknesses in our internal control over financial reporting:

Broadly, there exists a material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  Due to our significant turnover and short tenure of qualified personnel in both senior management and staff positions, our control environment is reliant primarily on the review function to prevent or detect material misstatement from reaching the financial statements.  We identified the following:

•

lack of qualified personnel at senior management and financial reporting positions for part of the fiscal year and subsequent turnover;

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

Based upon this assessment and the material weaknesses identified above, we have concluded that our internal control over financial reporting was not effective as of June 30, 2009, Due to these material weaknesses, in preparing our financial statements as of and for the fiscal year ending June 30, 2009, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

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

(c)

Changes in Internal Controls .. There were no changes to our internal controls over financial reporting during our last completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, except as described above.

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

16.1

Letter of Grant Thornton LLP on Change in Certifying Accountant. (16)

16.2

Letter of Weaver and Tidwell L.L.P., dated October 28, 2008, addressed to the Securities and Exchange Commission. (25)

21.1

Subsidiaries of Integrated Security Systems, Inc. (26)

23.1

Consent of Weaver & Tidwell, LLP (27)

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

(24)

Incorporated by reference to the Company’s Form 8-K filed on June 15, 2009.

(25)

Incorporated by reference to the Company’s Form 8-K/A filed on November 25, 2008.

(26)

Incorporated by reference to the Company’s Form 10-K filed on September 30, 2009

(27)

Incorporated by reference to the Company’s Form 10-K filed on September 30, 2009

+

Filed herewith.

*

Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SECURITY SYSTEMS, INC.

(Registrant)

Date: April 22, 2010

/s/ Brooks Sherman

Brooks Sherman

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 22, 2010

/s/ Brooks Sherman

Brooks Sherman

Director, Chairman of the Board, Chief Executive Officer

(Principal Executive Officer)

Date: April 22, 2010

/s/ Sharon Doherty

Sharon Doherty

Chief Financial Officer

Date: April 22, 2010

/s/ William D. Breedlove

William D. Breedlove

Director

Date: April 22, 2010

/s/ Russell Cleveland

Russell Cleveland

Director

Date: April 22, 2010

/s/ Robert M. Galecke

Robert M. Galecke

Director

Date: April 22, 2010

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

16.1

Letter of Grant Thornton LLP on Change in Certifying Accountant. (16)

16.2

Letter of Weaver and Tidwell L.L.P., dated October 28, 2008, addressed to the Securities and Exchange Commission. (25)

21.1

Subsidiaries of Integrated Security Systems, Inc. (26)

23.1

Consent of Weaver & Tidwell, LLP (27)

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

(24)

Incorporated by reference to the Company’s Form 8-K filed on June 15, 2009.

(25)

Incorporated by reference to the Company’s Form 8-K/A filed on November 25, 2008.

(26)

Incorporated by reference to the Company’s Form 10-K filed on September 30, 2009

(27)

Incorporated by reference to the Company’s Form 10-K filed on September 30, 2009

+

Filed herewith.

*

Indicates management contract or compensatory plan or arrangement.