Form 10-Q/A
period 2009-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2010-04-22
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

Form 10-Q /A

Amendment No. 1

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures ..  As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness and the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, we have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls .. There were no changes to our internal controls over financial reporting during our last completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, except as described above.

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