Form 10-Q/A
period 2009-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2010-04-22
CIK 741114

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

Changes in noncontrolling interest for the six months ended December 31, 2009 and 2008 were as follows:

	2009	2008
Noncontrolling interest at July 1	$(17,113)	$(149,807)
Income attributable to noncontrolling interest	(26,069)	(57,797)
Distributions paid to noncontrolling interest	37,100	132,132
Noncontrolling interest at December 31	$(6,082)	$(75,472)

Note 14 – Related Party Transactions

For the six months ended December 31, 2009 and 2008, the Company had the following transactions with Causey Lyon Enterprises (CLE):

	December 31,
	2009	2008
Purchases (from)	$1,592,102	$1,404,100
Management Fees (paid to)	280,919	301,344
Rental Fees (paid to)	32,490	32,490

	December 31,	June 30,
	2009	2009
Accounts Payable	$547,300	$458,538

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures ..  As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, we have concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure

(b) Changes in Internal Controls .. There were no changes to our internal controls over financial reporting during our last completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, except as described above.

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