Form 10-Q
period 2010-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2010-05-11
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

Form 10-Q

________

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010.

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

As of April 30, 2010, 560,764,951 shares of the registrant’s common stock were outstanding.

INTEGRATED SECURITY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$63,378	$30,944
Short term investments	30,394	56,000
Accounts receivable, net of allowances of $254,662 and $204,803, respectively	1,133,624	1,487,175
Inventory, net of reserves	317,624	314,430
Other current assets	341,284	242,509
Total current assets	1,886,304	2,131,058

Property and equipment, net	15,771	28,884
Goodwill	1,707,953	1,707,953
Other assets	126,974	218,199

Total Assets	$3,737,002	$4,086,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$911,213	$1,252,517
Accrued liabilities	593,120	923,537
Demand note payable	504,308	287,985
Current portion of long-term debt	56,228	7,657
Liabilities related to discontinued operations	14,117	20,892
Total current liabilities	2,078,986	2,492,588

Long-term debt	153,056	15,299

Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 800,000,000 shares authorized; 561,043,473 and 559,126,805 shares issued, respectively	5,610,435	5,591,268
Treasury stock, at cost - 278,522 common shares	(125,606)	(125,606)
Additional paid in capital	37,964,140	37,888,178
Accumulated deficit	(41,931,757)	(41,780,971)
Accumulated other comprehensive loss (available for sale security)	(38,420)	(12,000)
Total stockholders’ equity	1,479,017	1,561,094
Noncontrolling interest	25,943	17,113
Total equity	1,504,960	1,578,207

Total liabilities and equity	$3,737,002	$4,086,094

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue:
Sales	$1,846,561	$2,354,825	$5,600,465	$6,431,771
Other revenue	5,624	55,357	13,971	55,392
Total revenue	1,852,185	2,410,182	5,614,436	6,487,163
Cost of sales	1,197,135	1,538,934	3,711,117	4,244,188

Gross profit	655,050	871,248	1,903,319	2,242,975

Selling, general and administrative	660,151	789,048	1,940,798	2,183,020

Income (loss) from operations	(5,101)	82,201	(37,479)	59,956

Interest expense	(16,579)	(311,266)	(39,836)	(1,050,047)
Gain on sale of assets	-	354,012	-	243,471

Net income (loss) from continuing operations	(21,680)	124,948	(77,315)	(746,620)

Loss from discontinued operations	(722)	(30,012)	(3,041)	(101,020)

Net income (loss)	(22,402)	94,936	(80,356)	(847,640)

Income allocable to the noncontrolling interest	(44,361)	(28,476)	(70,430)	(86,544)

Net income (loss) allocable to common stockholders	$(66,763)	$66,460	$(150,786)	$(934,183)

Weighted average common shares outstanding - basic	560,764,951	137,178,383	559,638,734	119,162,422

Weighted average common shares outstanding - diluted	560,764,951	139,193,383	559,638,734	119,162,422

Basic and diluted earnings per share - continuing operations	$-	$-	$-	$(0.01)

Basic and diluted earnings per share - net loss	$-	$-	$-	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITYS SYSTEMS INC
Consolidated Statements of Cash Flows
(Unaudited)

	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(150,786)	$(934,183)
Loss from discontinued operations	3,041	101,020
Loss from continuing operations	(147,745)	(833,163)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	17,714	22,480
Gain on sale of assets	-	(243,471)
Bad debt expense	28,086	9,133
Provision for inventory reserve	47,958	-
Stock option expense	52,004	37,024
Gain on extinguishment of liability	(163,765)	-
Expenses paid with stock	43,125	827,697
Noncontrolling interest	70,430	86,544
Changes in assets and liabilities:
Accounts receivable	307,919	(420,228)
Inventory	(51,152)	60,547
Other assets	9,183	(4,495)
Accounts payable	(215,736)	635,505
Accrued liabilities	(89,238)	(138,525)
Net cash (used in) provided by operating activities	(91,217)	39,048

Cash flows from investing activities:
Purchase of property and equipment	(4,600)	-
Net cash used in investing activities	(4,600)	-

Cash flows from financing activities:
Net borrowings(payments) of debt	210,649	(108,417)
Amortization of deferred debt costs	-	66,704
Proceeds from issuance of stock	-	90,000
Distribution to noncontrolling interest	(61,600)	(170,903)
Net cash provided by (used in) financing activities	149,049	(122,616)

Cash flows from discontinued operations:
Operating activities	(20,798)	7,857
Net cash used in discontinued operations	(20,798)	7,857

Net increase (decrease) in cash	32,434	(75,711)

Cash at beginning of period	30,944	169,056
Cash at end of period	$63,378	$93,345

Supplemental disclosure of noncash financing activities:
Conversion of trade payable to unsecured long-term payable	$200,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended March 31, 2010 and 2009

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. Prior periods have been reclassified to conform to the current period presentation.

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

Note 2 – Stock-based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation – Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”)). Under ASC 718, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, and that cost is recognized over the vesting period.  Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%. An expense of $52,004 was recorded in the nine months ended March 31, 2010. The known amount of compensation expense to be recognized in future periods through fiscal 2012 is $101,559.

Note 3 – Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replace SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles).” This statement’s objective is to communicate that the FASB Accounting Standards CodificationTM will become the single official source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009; and the Company adopted this standard in the first quarter of 2010. The adoption of ASC 105 did not have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued ASC 810 “Consolidation” (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160")). ASC 810 requires (a) that noncontrolling (minority) interest be reported as a component of shareholders' equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008, and applied to the Company in the quarter ended September 30, 2009. The Company revised its disclosures regarding noncontrolling interest, but there was no material effect from the adoption of ASC 810.

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

Loss from Discontinued Operations reported in the Consolidated Statements of Operations consists of the following:

	For the nine months ended
	March 31,	March 31,
	2010	2009
Sales	$-	$407,483
Cost of sales	-	32,691
Gross margin	-	374,792

Operating expenses:
Selling, general and administrative	3,041	471,487
Research and product development	-	4,282

Loss from operations	(3,041)	(100,977)

Interest expense	-	(43)

Net loss from discontinued operations	$(3,041)	$(101,020)

Liabilities from discontinued operations reported in the Consolidated Balance Sheets for March 31, 2010 and June 30, 2009 consisted of accounts payable of $14,117 and $20,892, respectively.

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

At March 31, 2010 and June 30, 2009, respectively, inventories were comprised of the following:

	March 31,	June 30,
	2010	2009
Inventories:
Work in process	$512,227	$512,263
Finished goods	65,231	14,043
Less: Inventory reserve	(259,834)	(211,876)
Inventory, net of reserves	$317,624	$314,430

Note 7 – Accrued Liabilities

Accrued liabilities include delinquent trade payables that are in dispute. The Company settled one of these disputed accounts during the quarter and issued a note payable for $200,000 to be paid in equal installments of $4,000 per month for 50 months.  This settlement resulted in a gain of $47,600, which was netted against selling, general and administrative expenses.  In addition, during the second quarter the Company wrote off $114,137 in delinquent payables which had reached specific legal criteria and which we believe are no longer a legal debt, resulting in a gain that was netted against selling, general, and administrative expenses.

The amount of disputed trade payables included in accrued liabilities at March 31, 2010 and June 30, 2009 was $56,570 and 436,923, respectively.

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

Note 9 – Net Loss per Share

The Company computes basic loss per common share using the weighted average number of common shares outstanding. At March 31, 2010 and 2009, there were 515,000 and 2,015,000 shares, respectively, of in-the-money potentially dilutive common shares outstanding. These shares were not included in weighted average shares outstanding for the quarter ended March 31, 2010 or for the nine months ended March 31, 2010 and 2009 because their effect is antidilutive due to the Company’s reported net loss.

At March 31, 2010 and 2009, we had 673,602,261 and 340,283,356 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

Note 10 – Debt

As of March 31, 2010 and June 30, 2009, our current and long-term debt consisted of the following:

	March 31,	June 30,
	2010	2009
Demand note payable:

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a factoring fee of 0.35% per 5 day period for which each invoice is outstanding	$174,308	$91,485

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest at Wall Street Journal prime rate (3.25% as of March 31, 2010 and June 30, 2009) plus 2%; principal and accrued unpaid interest due on August 2, 2010.	330,000	196,500
	$504,308	$287,985

Long-term debt:

Unsecured non-interest bearing settlement payable to vendor; due in monthly installments of $4,000 commencing on March 1, 2010 and ending on May 1, 2014.	192,000	-

Other	17,284	22,956
	209,284	22,956
Less current portion	(56,228)	(7,657)
Long-term debt	$153,056	$15,299

Note 11 – Business Segments

Information for our reportable segments for the three and nine months ended March 31, 2010 and 2009 are as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue
B&B ARMR Corporation	$933,211	$1,474,636	$3,038,336	$3,671,072
B&B Roadway, LLC	917,239	935,546	2,570,384	2,816,091
Corporate	1,735	-	5,716	-
	$1,852,185	$2,410,182	$5,614,436	$6,487,163

Income (loss) from operations
B&B ARMR Corporation	$64,868	$197,283	$353,915	$354,897
B&B Roadway, LLC	130,806	87,097	213,086	263,418
Corporate	(200,775)	(202,179)	(604,480)	(558,359)
	$(5,101)	$82,201	$(37,479)	$59,956

Note 12 – Comprehensive Loss

The following table provides a summary of total comprehensive loss for the nine months ended March 31, 2010 and 2009:

	March 31,	March 31,
	2010	2009
Consolidated net loss	$(150,786)	$(934,183)
Other comprehensive income:
Unrealized holding loss	(26,420)	-
Total comprehensive loss	$(177,2026)	$(934,183)

Note 13 – Noncontrolling interest

Causey Lyon Enterprises (CLE) is the 35% owner of the B&B Roadway joint venture; per the joint venture agreement, CLE manufactures all products for B&B Roadway. CLE is also one of several outsourced fabrication vendors for B&B ARMR.

Changes in noncontrolling interest for the nine months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Noncontrolling interest at July 1	$(17,113)	$(149,807)
Income attributable to noncontrolling interest	(70,430)	(57,797)
Distributions paid to noncontrolling interest	61,600	132,132
Noncontrolling interest at March 31	$(25,943)	$(75,472)

Note 14 – Related Party Transactions

For the nine months ended March 31, 2010 and 2009, the Company had the following transactions with Causey Lyon Enterprises (CLE):

	March 31,
	2010	2009
Purchases (from)	$2,359,476	$2,161,186
Management Fees (paid to)	421,379	452,016
Rental Fees (paid to)	48,735	48,735

	March 31,	June 30,
	2010	2009
Accounts Payable	$596,630	$458,538

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

The factored balance outstanding under the factoring agreement as of March 31, 2010 and June 30, 2009 was $174,308 and $91,485, respectively.

Note 17 – Concentrations of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

Note 18 – Subsequent Event

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and have determined there have not been any events that have occurred that would require adjustment to our unaudited consolidated financial statements.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Sales. Total sales decreased by $0.51 million, or 21.6%, to $1.85 million during the quarter ended March 31, 2010 as compared to $2.35 million during the quarter ended March 31, 2009. Of this decrease, $0.35 million was in product sales and attributed to a major turnover in sales staff at B&B ARMR in 2009 resulting in a lower level of quote activity from April 2009 to December 2009. We hired a new Vice President of Sales and have been fully staffed since the end of 2009. Consequently, our quote activity has steadily increased and was back to a normal volume during the quarter. Service sales declined $0.13 million due to loss of a major contract in July 2009. Sales at B&B Roadway were down 2%.

Gross Profit. Gross profit decreased by $0.22 million during the quarter ended March 31, 2010 to $0.66 million as compared to the quarter ending March 31, 2009. This decrease was due to the decrease in sales at B&B ARMR. Gross profit at B&B Roadway remained flat.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.13 million for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  B&B ARMR expenses decreased $0.08 million primarily due to a gain from settlement of a disputed trade payable of $0.05 million.  B&B Roadway expenses decreased $0.04 million primarily due to a reduction in bad debt expense.

Interest Expense. Interest expense decreased by $0.29 million during the quarter ended March 31, 2010 to $0.02 million compared to the quarter ended March 31, 2009. Of this decrease, $0.27 million was due to the debt conversion that occurred in the prior fiscal year and $0.02 was due to reduced borrowing on the current credit lines.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Sales. Total sales decreased by $0.83 million, or 12.9%, to $5.60 million during the nine months ended March 31, 2010 from $6.43 million during the nine months ended March 31, 2009. Sales at B&B ARMR decreased approximately $0.59 million due to a loss of a major service contract in July 2009. Sales at B&B Roadway decreased $0.25 million as state and local transportation spending decreased.

Gross Profit. Gross profit decreased by $0.34 million during the nine months ended March 31, 2010 to $1.90 million. B&B ARMR gross profit decreased by $0.29 million for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009; of this decrease, $0.23 million was due to reduced sales and $0.05 was due to an increase in the inventory valuation reserve. B&B Roadway experienced a decrease of $0.06 million in gross margin due to the decrease in sales.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $0.24 million during the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 primarily at B&B ARMR due to reduction in employee costs of $0.09 million and $0.16 million in settlement and write-offs of delinquent payables at B&B ARMR which had reached specific legal criteria and which we believe are no longer a legal debt.

Interest Expense. Interest expense decreased by $1.01 million during the nine months ended March 31, 2010 to $0.04 million compared to the nine months ended March 31, 2009. Of this decrease, $0.87 million was due to the debt conversion that occurred in the prior fiscal year, $0.08 million was due to a penalty incurred in the prior year upon default on the credit line, and an additional $0.06 million was due to reduced borrowing on current credit lines.

Liquidity and Capital Resources

During the nine months ended March 31, 2010, the Company suffered a loss from operations, increasing our accumulated deficit. Management expects that we will be near breakeven on an operating profit basis in fiscal 2010; however, this expectation is dependent on the Company’s ability to draw additional funds on its factoring agreement or to obtain additional financing from alternative sources. In addition, added factoring of accounts receivable or alternative financing will also be necessary to meet the Company’s current liabilities as they become due. As the factoring agreement is a demand note and subject to termination with 30 days notice, plus the fact that the Company paid an outstanding adverse judgment of $0.15 million subsequent to the quarter end, we can give no assurances that funds will be available to settle other current liabilities as they become due. Ultimately, failure to obtain additional financing could jeopardize our ability to continue as a going concern.

Our cash position increased by $0.03 million during the nine months ended March 31, 2010. At March 31, 2010, we had $0.06 million in cash and cash equivalents and $0.50 million outstanding under our factoring and debt agreements. The factoring and debt agreements, which are secured by substantially all of our assets, permit us to borrow up to $1.4 million based on eligible invoices.

For the nine months ended March 31, 2010, our operating activities used $0.09 million of cash compared to $0.04 million of cash provided in operations during the nine months ended March 31, 2009. We anticipate no significant capital expenditures for the remainder of fiscal 2010. Net proceeds from debt were $0.15 million during the nine months ended March 31, 2010 compared to $0.12 million of net payments on debt during the nine months ended March 31, 2009.

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At April 30, 2010, the Company’s backlog was $2.8 million.  We expect to fill one large order for approximately $0.60 million in late fiscal 2011 and the remaining backlog by June 30, 2010.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, we have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure

(b) Changes in Internal Controls. There were no changes to our internal controls over financial reporting during our last completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, except as described above.

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

Date:	May 11, 2010	/s/ Brooks Sherman
Brooks Sherman
Director, Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2010	/s/ Sharon Doherty
Sharon Doherty
Chief Financial Officer

EXHIBIT INDEX

31.1+

Officers’ Certificate Pursuant to Section 302

32.1+

Officers’ Certificate Pursuant to Section 906

________________________

+

Filed herewith.