Form 10-K
period 2010-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2010-09-28
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 001-11900

INTEGRATED SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2422983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on December 31, 2009 was approximately $1,892,837.  This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors and stockholders owning in excess of 5% of the registrant’s common stock and multiplying the remainder by the closing price as reported on the over-the-counter market.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   ☐     No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 558,915,082 shares of Common Stock of $0.01 cents par value, as of September 21, 2010.

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

Item 1. Business

Business Overview

Integrated Security Systems, Inc. was formed in December 1991 as a Delaware corporation and became publicly traded in April 1993.  We design, develop, distribute and service security and traffic control products used in the commercial, industrial and government sectors through our wholly-owned subsidiary, B&B ARMR Corporation, and a joint venture entity, B&B Roadway, LLC.

B&B ARMR Corporation designs and markets anti-terrorist crash rated barriers and other security systems for government, industrial and business use.

B&B Roadway, LLC is a joint venture with Causey Lyon Enterprises, Inc operating in the state and federal road and bridge market.  We own 65% of B&B Roadway, LLC. Causey Lyon Enterprises owns the remaining 35%, manages their operations, and manufactures and distributes all products relating to the road and bridge industry, including product lines specifically designed for that market.

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

Prior to March 25, 2009, we owned a security component integration software business, Intelli-Site, Inc.  On March 25, 2009, we sold substantially all of Intelli-Site, Inc.’s assets, including equipment and intellectual property related to its’ operations, pursuant to an asset purchase agreement dated March 6, 2009 with Vuance, Ltd. and its subsidiary, Vuance, Inc.  On the date of closing, Vuance, Inc. agreed to pay $262,000 payable in twenty-five (25) consecutive installments; the first twelve (12) monthly installments of $11,000 each, and the remaining thirteen (13) monthly installments of $10,000 each (the “Cash Consideration”).  In addition, Vuance, Ltd. issued to us 200,000 ordinary shares (the “Consideration Shares”).  In addition to the Cash Consideration and Consideration Shares, Vuance, Inc. agreed to pay up to $600,000 of aggregate royalty payments on a quarterly basis, within 30 days following the quarter; these royalty payments will be made 50% in cash and 50% in ordinary shares (the “Royalty Shares”), and the number of Royalty Shares shall be calculated based on the weighted average closing price of the ordinary shares for the fifteen (15) days preceding the quarterly payment, subject to a minimum of $1.25. The shares are subject to certain transfer restrictions that expire in eight (8) equal quarterly installments.  See Note 3 to the financial statements for further information regarding the sale of Intelli-Site.

On January 20, 2010, OLTIS Security Systems International, LLC, acquired the assets and intellectual property assets of Vuance, Ltd. and assumed the responsibility of paying the balance of the Cash Consideration. OLTIS Security Systems International also assumed the responsibility of making the entire amount of future royalty payments in cash only.

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

B&B ARMR Corporation

B&B ARMR designs, markets, sells and services anti-terrorist security products. Products include crash-rated gates, barriers, wedges, bollards and hydraulic slide gate operators. B&B ARMR products are used in a variety of commercial and industrial facilities including military bases, prisons, airports, power plants, refineries and other critical infrastructures. B&B ARMR manufactures the gate operators’ mechanical and electrical power units while third party manufacturers produce the physical gates and barriers.

The crash-rated products are sold through system integrators, prime contractors, and sub-contractors.  Federal government facilities and military bases are the primary installations.  The slide gate operators are sold through distributors who support the fence industry. The Service division is a 24/7 technical and field service maintenance group.

B&B Roadway, LLC

B&B Roadway is a distributor of products relating to the road and bridge industry, including product lines specifically designed for that market.  B&B Roadway’s products are sold and distributed in the city, state and federal road & bridge markets.  Applications include gates and barriers preventing access to draw bridges and snowbound roads. In addition, B&B Roadway products are also used to direct traffic flow for HOV lanes and emergency egress. B&B Roadway also services the maritime traffic control needs through the sale of waterway navigation lights.

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

Backlog

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At August 31, 2010, our backlog was approximately $4.1 million. We expect that we will fill the majority of this backlog by March 31, 2011.

Environmental Compliance

The manufacturing of the Company’s products is principally outsourced to third parties. Therefore, the Company does not incur any significant costs or risks for environmental compliance.

Competition

B&B ARMR Corporation

B&B ARMR has strong competition in all its product categories: anti-terrorist (crash-rated) products, slide gate operators and service.  Currently B&B ARMR considers Delta Scientific Corporation and Nasatka Barrier, Inc. as the primary competitors with Delta Scientific being the largest in the industry.  Other smaller competitors like ATG Access, Inc. and American  Physical Security Group, LLC also compete aggressively in the market.

For slide gate operators, Hy-Security Gate, Inc. and The Chamberlin Group, Inc. are the key competitors.  B&B ARMR sells through distributors as do its competitors.

Competition for service contracts comes from other crash-rated product manufacturers (particularly Nasatka Barrier) as well as integrators and installers with their own service divisions.

B&B Roadway, LLC

B&B Roadway has only one full line competitor to its gates and barriers product line, Federal Transit Safety Systems, which is a substantially smaller company than B&B Roadway. With regard to B&B Roadway’s navigational lights product line, most competitors (including Automatic Power, Inc.) specialize in offshore and shoreline lighting markets, with bridge lighting making up a small portion of their overall sales. B&B Roadway believes it continues to hold the majority share of the bridge navigational lighting market.

Employees

As of June 30, 2010, we employed 24 people, all in full-time positions. None of our employees are subject to collective bargaining agreements. We believe that relations with our employees are good.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 2009 Chenault Drive, Suite 114, Carrollton, Texas 75006.  B&B ARMR Corporation also maintains their principal offices at this location. This facility consists of approximately 12,000 square feet of office space.  The lease for the Carrollton facility expires in January 2011.

B&B ARMR Corporation also maintains office and warehouse space in two locations in Fairfax, Virginia. The lease for the Fairfax office space expires in March 2011 and the warehouse space is leased on a month-to-month basis.

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

The B&B Roadway joint venture does not maintain its own employees, inventory or equipment but is operated from the location of the joint venture partner. The joint venture pays a portion of the rent and a management fee to cover these shared costs.

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

Item 4. (Removed and Reserved)

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

	Common Stock
	High	Low
Fiscal 2010
Fourth Quarter	$0.007	$0.004
Third Quarter	0.014	0.005
Second Quarter	0.030	0.005
First Quarter	0.030	0.005
Fiscal 2009
Fourth Quarter	$0.040	$0.010
Third Quarter	0.030	0.020
Second Quarter	0.045	0.020
First Quarter	0.065	0.020

On September 21, 2010, the last reported sales prices for the common stock as reported on the Over-the-Counter Bulletin Board was $0.0025.

Holders

As of September 21, 2010, there were 558,915,082 shares of common stock outstanding. The shares of common stock are held of record by approximately 203 holders, including those brokerage firms and/or clearing houses holding our common stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

At September 21, 2010 and 2009, we had 669,903,372 and 672,011,913 shares of common and common stock equivalents outstanding, respectively which comprise all of our outstanding equity instruments.

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

Item 7. Management’s Discussion and Analysis or Financial Condition and Results of Operations

General

The audit report of Montgomery Coscia Greilich, L.L.P., our independent registered public accounting firm for our consolidated financial statements for the fiscal years ended June 30, 2010 and June 30, 2009, states that due to our accumulated losses and limited access to capital there is substantial doubt about our ability to continue as a going concern. Management expects that we will be profitable on an operating basis in fiscal 2011; however, this expectation is dependent on the Company’s ability to draw additional funds on its factoring agreement or to obtain additional financing from alternative sources. In addition, added factoring of accounts receivable or alternative financing will also be necessary to meet the Company’s current liabilities as they become due. As the factoring agreement is a demand note and subject to termination with 30 days notice, plus the fact that the Company  has been unable to find alternative financing to date, we can give no assurances that funds will be available to pay current liabilities as they become due. Ultimately, failure to obtain additional financing could jeopardize our ability to continue as a going concern.

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

We reclassified certain wage and benefit expenses from Administrative to Cost of Sales in fiscal year 2009 in order to be consistent with current year reporting.

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

Inventories

Inventories are carried at first-in, first out. Inventory reserves are specifically identified by both item usage and overall management estimation.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. On an annual basis, we compare the fair value of our reporting units with their carrying values. If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill. The fair value of reporting units is estimated using the discounted present value of estimated future cash flows.  There was no goodwill impairment in fiscal 2010 or 2009.

Results of Operations

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

Sales.  Sales for the current fiscal year were $8.1 million, a decline of approximately $0.4 million or 4.2% from $8.5 million in fiscal 2009. This decline in sales was fully attributed to B&B ARMR, which decreased approximately $1.0 million, or 19.2%.  Of this decline, $0.7 million was due to the loss of a major service contract in July 2009, and $0.3 million was due to a major turnover in sales staff in 2009, resulting in a lower level of quote activity from April 2009 to December 2009. We hired a new Vice President of Sales and have been fully staffed since the end of 2009. Consequently, our quote activity has steadily increased and was above historical levels during the fourth quarter of fiscal 2010 and into the first quarter of fiscal 2011.

Offsetting this decline was increased activity in the road and bridge business, B&B Roadway. In early 2009 the federal government passed a stimulus program that included funds for infrastructure projects such as roads and bridges.  During fiscal year 2009 and 2010, state and local agencies had put budgeted projects on hold in anticipation of receiving federal funding. Despite mixed success obtaining federal funds, these state and local projects have begun to be released and sales increased substantially during the fourth quarter at B&B Roadway, which ended the year at $4.0 million, up approximately $0.6 million, or 18.3%, from fiscal 2009.  The backlog of orders at August 31, 2010 is approximately $3.5 million with the majority scheduled to ship by March 2011.

Gross Margin. Overall gross margin decreased by approximately $0.2 million to $2.8 million during fiscal year 2010 from $3.0 million for fiscal year 2009.  This decrease is due to the overall reduction in sales as explained above and to a shift in product mix to the lower margin road and bridge products.

Selling, General and Administrative. Selling, general and administrative expenses decreased approximately $0.5 million during fiscal year 2010, all of which occurred at B&B ARMR and primarily attributable to a $0.4 million reduction in employee and other operating costs as we continue to increase administrative efficiencies. The Company also received a $0.2 million benefit from the write off of abandoned trade payables offset by $0.1 million in bad debt expense.

Interest Expense.  Interest expense was $0.1 million during fiscal year 2010, a decrease of approximately $1.1 million from $1.2 million during fiscal year 2009. The conversion of certain debt on June 1, 2009 contributed to $0.9 million of this decrease; see Note 4 to the consolidated financial statements for further information about the debt conversion.  The remaining reduction of $0.2 million related to reduced factoring and draws on line of credit, coupled with a reduction in penalties from fiscal 2009 related to a previous debt facility.

Gain on sale of assets.  We sold two subsidiaries in fiscal 2009 for a net gain of $0.2 million.  We sold substantially all of Intelli-Site, Inc.’s assets pursuant to an asset purchase agreement dated March 6, 2009 with Vuance, Ltd. and its subsidiary, Vuance, Inc.  As part of that agreement Vuance, Inc. agreed to pay $262,000 payable in twenty-five (25) consecutive installments; the first twelve (12) monthly installments of $11,000 each, and the remaining thirteen (13) monthly installments of $10,000 each (the “Cash Consideration”).  In addition, Vuance, Ltd. issued to us 200,000 ordinary shares.  In addition to the Cash Consideration and shares, Vuance, Inc. agreed to pay up to $600,000 of aggregate royalty payments on a quarterly basis, within 30 days following the quarter; these royalty payments were to be made 50% in cash and 50% in ordinary shares (the “Royalty Shares”), and the number of Royalty Shares calculated based on the weighted average closing price of the ordinary shares for the fifteen (15) days preceding the quarterly payment, subject to a minimum of $1.25. The shares are subject to certain transfer restrictions that expire in eight (8) equal quarterly installments.

On July 31, 2008 we sold substantially all of DoorTek’s operating assets pursuant to an asset purchase agreement with the managers and former owners of DoorTek.  We retained the accounts receivable and accounts payable outstanding at the sale date.  See Note 3 to the financial statements for further information regarding the sales of Intelli-Site and DoorTek.

Impairment of other assets.  Asset impairment charges were $81,647 in fiscal 2010 related to the royalty receivable from the sale of Intelli-Site.  We conducted an impairment test in accordance with ASC 360-10-35-15 “Subsequent Measurement – Impairment or Disposal of Long-Lived Assets”. The impairment was due to lower forecasted sales than originally estimated.

Gain on conversion of debt.  On June 1, 2009, the Company and certain holders of its debt and certain holders of its Series D Preferred Stock agreed to convert their securities into shares of the Company’s common stock. A net gain of $6.6 million was recognized as a result of these conversions.  See Note 4 to the financial statements for further information regarding the debt conversion.

Income attributable to noncontrolling interests.  We allocate earnings and losses of the joint venture to the noncontrolling interest based on their ownership percentage.  Income attributable to the noncontrolling interests was $0.15 million in fiscal 2010 and $0.07 million in fiscal 2009.

Liquidity and Capital Resources

Cash Position

Our cash position decreased $8,254 during fiscal year 2010. At June 30, 2010, we had $22,690 in cash and cash equivalents and $80,049 outstanding under our factoring agreement with Capital Funding Solutions. The factoring agreement, which is secured by substantially all of our assets, permits us to borrow up to $1.0 million based on eligible invoices.

Operating Activities

For the fiscal year ended June 30, 2010, our operating activities provided $18,419 of cash compared to $431,100 of cash provided during the fiscal year ended June 30, 2009, a decrease of $412,681.

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

Factoring and Security Agreement with Capital Funding Solutions in Fiscal 2009 and Fiscal 2010

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

On August 15, 2008, we factored $445,699 of our receivables under the factoring agreement. The factored balance outstanding under the factoring agreement was $80,049 and $91,485 as of June 30, 2010 and June 30, 2009, respectively.

Operating Line of Credit with CB&S Bank in Fiscal 2009 and Fiscal 2010

Effective March 26, 2008, the Company entered into a Multipurpose Note and Security Agreement with CB&S Bank, pursuant to which its joint venture, B&B Roadway, was permitted to borrow up to $400,000 for working capital purposes.   This operating line of credit was secured by B&B Roadway’s accounts receivable and payable on demand, bore interest at 7.25% on the outstanding borrowings and matured on July 26, 2009.  The agreement required that we grant to CB&S Bank a security interest in all of B&B Roadway’s then owned and after acquired accounts, chattel paper, and returned or repossessed goods.  This note was guaranteed by the Company’s joint venture partner in B&B Roadway, Causey Lyon Enterprises.

Effective July 28, 2009, the Company entered into a Multipurpose Note and Security Agreement with CB&S Bank, pursuant to which B&B Roadway was permitted to borrow up to $400,000 for working capital purposes.   This operating line of credit was secured by B&B Roadway’s accounts receivable and payable on demand, bore interest at 6.5% on the outstanding borrowings and matured on August 2, 2010.  The agreement required that we grant to CB&S Bank a security interest in all of B&B Roadway’s then owned and after acquired accounts, chattel paper, and returned or repossessed goods.  This note was guaranteed by Causey Lyon Enterprises.  The note was extended until August 26, 2010, on which date a new note with similar terms was put in place with a maturity of August 26, 2011.

Property and Equipment

There was a $4,600 purchase of property and equipment during fiscal 2010. There was no purchase of property and equipment during fiscal 2009. We do not have any material commitments to purchase property and equipment in fiscal 2011.

Maturities and Commitments

The following table presents certain of our obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of June 30, 2010.

	Debt	Leases	Total
2011	$421,896	$80,634	$502,530
2012	35,218	-	35,218
2013	32,902	-	32,902
2014	82,424	-	82,424
Thereafter	-	-	-
	$572,440	$80,634	$653,074

Backlog

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At August 31, 2010, our backlog was approximately $4.1 million. We expect that we will fill the majority of this backlog by March 31, 2011.

Effects of Inflation

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our sales or operating results.

Seasonality

Historically we have experienced seasonality in our business due to fluctuations in the weather and governmental purchasing cycles. We typically experience a decline in sales and operating results during the quarter ended March 31 due to winter weather conditions.

Environmental Matters

We believe that we are currently in compliance with all applicable environmental regulations. Compliance with these regulations has not had, and is not anticipated to have, any material impact upon our capital expenditures, earnings or competitive position.

Related Party

Causey Lyon Enterprises is the 35% noncontrolling owner of B&B Roadway and is also one of several outsourced fabrication vendors for B&B ARMR. See Note 13 to the financial statements for a summary of transactions.

INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Security Systems, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Security Systems, Inc. as of June 30, 2010 and 2009, and the consolidated results of their operations and consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MONTGOMERY COSCIA GREILICH LLP

Plano, Texas

September 28, 2010

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$22,690	$30,944
Short term investments	32,420	56,000
Accounts receivable, net of allowances of $214,389 and $204,803, respectively	1,324,461	1,487,175
Inventory, net of reserves	410,611	314,430
Other current assets	222,300	242,509
Total current assets	2,012,482	2,131,058

Property and equipment, net	14,089	28,884
Goodwill	1,707,953	1,707,953
Other assets	78,988	218,199
Total Assets	$3,813,512	$4,086,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,149,204	$1,252,517
Accrued liabilities	433,548	923,537
Demand note payable	389,049	287,985
Current portion of long-term debt	32,847	7,657
Liabilities related to discontinued operations	14,117	20,892
Total current liabilities	2,018,765	2,492,588

Long-term debt	150,544	15,299

Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 800,000,000 shares authorized; 559,193,604 and 559,126,805 shares issued, respectively	5,591,936	5,591,268
Treasury stock, at cost; 278,522 common shares	(125,606)	(125,606)
Additional paid in capital	37,999,910	37,888,178
Accumulated deficit	(41,849,478)	(41,780,971)
Accumulated other comprehensive loss (available for sale security)	(36,394)	(12,000)
Total stockholders’ equity	1,580,593	1,561,094
Noncontrolling interest	63,610	17,113
Total equity	1,644,203	1,578,207
Total liabilities and equity	$3,813,512	$4,086,094

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Operations

	For the Years Ended June 30,
	2010	2009
Revenue:
Sales	$8,159,917	$8,517,350
Other revenue	16,379	110,704
Total revenue	8,176,296	8,628,054
Cost of sales	5,413,995	5,642,413

Gross profit	2,762,301	2,985,641

Selling, general and administrative	2,538,371	3,017,438

Income (loss) from operations	223,930	(31,797)

Interest expense	(64,737)	(1,172,806)
Gain on sale of assets	3,500	248,771
Impairment of other assets	(81,647)	-
Gain on conversion of debt	-	6,599,275

Net income from continuing operations	81,046	5,643,443

Loss from discontinued operations	(2,956)	(111,862)

Net income	78,090	5,531,581

Income attributable to the noncontrolling interest	(146,597)	(72,937)

Net (loss) income attributable to common stockholders	$(68,507)	$5,458,644

Weighted average common shares outstanding – basic	559,640,769	139,526,110

Weighted average common shares outstanding – diluted	559,640,769	140,041,110

Basic and diluted earnings per share – continuing operations	$-	$0.04

Basic and diluted earnings per share	$-	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Changes in Equity (Deficit)
For the Years Ended June 30, 2010 and 2009

								Accumulated
	Convertible					Additional		Other	Stockholders'
	Preferred Stock		Common Stock		Treasury	Paid in	Accumulated	Comprehensive	Equity	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income/(Loss)	(Deficit)	Interest	(Deficit)
Balance at June 30, 2008	100,750	$1,008	104,962,212	$1,049,622	$(118,750)	$35,241,778	$(48,976,545)	$-	$(12,802,887)	$149,807	$(12,653,080)
Common stock issuance	-	-	33,211,171	332,112	-	616,506	-	-	948,618	-	948,618
Stock option expense	-	-	-	-	-	54,279	-	-	54,279	-	54,279
Preferred Share conversion	(78,250)	(783)	57,972,448	579,724	-	(2,315,872)	1,736,930	-	-	-	-
Debt conversion	-	-	362,980,974	3,629,810	-	4,284,632	-	-	7,914,441	-	7,914,441
Distributions	-	-	-	-	-	-	-	-	-	(205,631)	(205,631)
Sale of DoorTek	-	-	-	-	(6,856)	6,856	-	-	-	-	-
Unrealized holding loss	-	-	-	-	-	-	-	(12,000)	(12,000)	-	(12,000)
Net income	-	-	-	-	-	-	5,458,644	-	5,458,644	72,937	5,531,581
Comprehensive income	-	-	-	-	-	-	-	-	5,446,644	-	5,519,581
Balance at June 30, 2009	22,500	$225	559,126,805	$5,591,268	$(125,606)	$37,888,178	$(41,780,971)	$(12,000)	$1,561,094	$17,113	$1,578,207
Common stock issuance	-	-	1,916,668	19,167	-	23,958	-	-	43,125	-	43,125
Common stock retired	-	-	(1,849,869)	(18,499)	-	18,499	-	-	-	-	-
Stock option expense	-	-	-	-	-	69,275	-	-	69,275	-	69,275
Distributions	-	-	-	-	-	-	-	-	-	(100,100)	(100,100)
Unrealized holding loss	-	-	-	-	-	-	-	(24,394)	(24,394)	-	(24,394)
Net (loss) income	-	-	-	-	-	-	(68,507)	-	(68,507)	146,597	78,090
Comprehensive (loss) income	-	-	-	-	-	-	-	-	(92,901)	-	53,696
Balance at June 30, 2010	22,500	$225	559,193,604	$5,591,936	$(125,606)	$37,999,910	$(41,849,478)	$(36,394)	$1,580,593	$63,610	$1,644,203

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITYS SYSTEMS INC
Consolidated Statements of Cash Flows
	For the Years Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(68,507)	$5,458,644
Loss from discontinued operations	2,956	111,862
(Loss) income from continuing operations	(65,551)	5,570,506
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	19,395	27,886
Gain on sale of assets	(3,500)	(248,771)
Gain on conversion of debt	-	(6,599,275)
Impairment of other assets	81,647	-
Bad debt expense	7,932	(102,292)
Provision for warranty reserve	26,993	(13,065)
Provision for inventory reserve	62,554	79,839
Stock option expense	69,275	54,279
Gain on extinguishment of liability	(222,205)	-
Expenses paid with stock	43,125	865,472
Noncontrolling interest	146,597	72,937
Changes in assets and liabilities:
Accounts receivable	136,299	278,727
Inventory	(158,736)	117,189
Other assets	100,065	82,513
Accounts payable	27,246	265,557
Accrued liabilities	(252,717)	(20,402)
Net cash provided by operating activities	18,419	431,100

Cash flows from investing activities:
Purchase of property and equipment	(4,600)	-
Proceeds from sale of assets	3,500	5,300
Net cash (used in) provided by investing activities	(1,100)	5,300

Cash flows from financing activities:
Net borrowings(payments) of debt	84,258	(540,043)
Proceeds from notes payable and long-term debt	-	-
Amortization of deferred debt costs	-	111,181
Proceeds from issuance of stock	-	90,000
Distribution to noncontrolling interest	(100,100)	(205,632)
Net cash used in financing activities	(15,842)	(544,494)

Cash flows from discontinued operations:
Operating activities	(9,731)	(30,018)
Investing activities	-	-
Financing activities	-	-
Net cash used in discontinued operations	(9,731)	(30,018)

Net decrease in cash	(8,254)	(138,112)

Cash at beginning of period	30,944	169,056
Cash at end of period	$22,690	$30,944

Supplemental disclosure of noncash financing activities:
Conversion of trade payable to unsecured long-term payable	$177,240	$-
Conversion of trade receivable to unsecured note receivable	23,103	-
Issuance of common stock in payment of accrued interest	-	1,367,332
Conversion of secured promissory notes into common stock	-	4,325,000
Conversion of unsecured promissory notes into common stock	-	8,821,386

Supplemental cash flow information:
Interest paid	$64,140	$221,223
Income taxes paid	-	-

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the Company and its subsidiaries: B&B ARMR Corporation and B&B Roadway LLC; Intelli-Site, Inc. whose operating assets were sold on March 25, 2009 and DoorTek Corporation, whose operating assets were sold on July 31, 2008, are reported as Discontinued Operations on all financial statements. All significant intercompany transactions and balances have been eliminated.

Noncontrolling Interests

On July 1, 2009, the Company adopted new guidance issued under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidations.” This guidance establishes new standards that govern the accounting for, and reporting of, noncontrolling interests in partially-owned consolidated subsidiaries. Specifically, the guidance requires that: (a) that noncontrolling (previously referred to as minority) interest be reported as a component of shareholders' equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. The provisions under this guidance are prospective upon adoption, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. Accordingly, the Company’s Consolidated Balance Sheets as of June 30, 2010 and 2009, and the Consolidated Statements of Operations for the years ended June 30, 2010 and 2009, reflect this guidance.

We allocate earnings and losses of the joint venture to the noncontrolling interest based on its’ ownership percentage.  Income attributable to the noncontrolling interests was $0.15 million in fiscal 2010 and $0.07 million in fiscal 2009. Accumulated income attributable to the noncontrolling interests of $63,610 and $17,113 is included in a separate component of equity as of June 30, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly-liquid instruments with original maturities of three months or less.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are carried at the first-in, first-out. Inventory reserves are specifically identified by both item usage and overall management estimation. Inventories are periodically evaluated for both obsolescence and net realizable valuations.

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

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue from product sales at the time the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred. For those sales where title and risk of loss pass at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.  Revenue from services is recognized at the time the services are rendered. Revenue from our service and maintenance contracts is recognized on a straight-line basis over the term of the contract. The Company’s accounts receivable are generated from a large number of customers in the security integration, construction contractor and electrical subcontractor and governmental markets.

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

Per the B&B Roadway Joint Venture agreement, Causey Lyon Enterprises (CLE) manufactures all products for B&B Roadway. CLE also manufactures some products for B&B ARMR. CLE accounted for 67.2% and 50.3% of cost of sales in fiscal 2010 and 2009, respectively. Another vendor of B&B ARMR accounted for 11.3% of our cost of sales in 2009.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. On an annual basis, we compare the fair value of our reporting units with their carrying values.  If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill. The fair value of reporting units is estimated using the discounted present value of estimated future cash flows. The carrying amount of goodwill for the periods ending June 30, 2010 and 2009 was $1,707,953.

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

Asset impairment charges were $81,647 in fiscal 2010 related to the royalty receivable from the sale of Intelli-Site.  We conducted an impairment test in accordance with ASC 360-10-35-15 “Subsequent Measurement – Impairment or Disposal of Long-Lived Assets”.  The impairment was due to lower forecasted sales than originally estimated.

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

Stock Options

The Company uses the “modified prospective approach” under which the expense associated with options is recorded in the statement of operations during the vesting period. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%. An expense of $69,275 and $54,279 was recorded in fiscal years 2010 and 2009, respectively.  The known amount of compensation expense to be recognized in future periods is $84,288.

Option exercise prices, in general, are equal to the market price at date of grant. Shares under grant generally become exercisable over three years and expire after ten years.

Net Income/Loss per Share

The Company computes basic income/loss per common share using the weighted average number of common shares outstanding. At June 30, 2010 and 2009, there were 515,000 and 515,000 shares, respectively, of in-the-money potentially dilutive common shares outstanding. These shares were not included in weighted average shares outstanding for year ending June 30, 2010 because their effect is antidilutive due to the Company’s reported net loss.

At June 30, 2010 and 2009, the Company had 669,903,372 and 672,011,909 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 810 “Consolidation” (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160")). ASC 810 requires (a) that noncontrolling (minority) interest be reported as a component of shareholders' equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008, and applied to the Company in the quarter ended September 30, 2009. The Company revised its reporting and disclosures regarding noncontrolling interest, but there was no material effect from the adoption of ASC 810.

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

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles).” This statement’s objective is to communicate that the FASB Accounting Standards CodificationTM will become the single official source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009; and the Company adopted this standard in the first quarter of 2010. The adoption of ASC 105 did not have a material effect on the Company’s financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loss from Discontinued Operations reported in the Consolidated Statements of Operations consists of the following:

	For the years ended
	June 30,	June 30,
	2010	2009
Sales	$-	$407,273
Cost of sales	-	32,691
Gross margin	-	374,582

Operating expenses:
Selling, general and administrative	2,956	482,119
Impairment of goodwill	-	-
Research and product development	-	4,282

Loss from operations	(2,956)	(111,819)

Interest expense	-	(43)

Net loss	$(2,956)	$(111,862)

Liabilities reported in the Consolidated Balance Sheets as discontinued operations consist of accounts payable of $14,117 and $20,892 as of June 30, 2010 and June 30, 2009, respectively.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

 LIQUIDITY

We were profitable on an operating basis during fiscal 2010, however we suffered a net loss overall, and we suffered losses from operations during fiscal 2009 and 2008. Management expects that we will again be profitable on an operating basis in fiscal 2011; however, this expectation is dependent on the Company’s ability to draw additional funds on its factoring agreement or to obtain additional financing from alternative sources. As the factoring agreement is a demand note and subject to termination with 30 days notice, plus the fact that the Company  has been unable to find alternative financing to date, we can give no assurances that funds will be available to settle current liabilities as they become due. Ultimately, failure to obtain additional financing could jeopardize our ability to continue as a going concern.

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

5.

COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

The composition of certain balance sheet accounts is as follows:

	June 30,	June 30,
	2010	2009
Accounts receivable
Trade receivables	$1,538,850	$1,691,978
Less: allowances	(214,389)	(204,803)
	$1,324,461	$1,487,175

Allowance for doubtful receivables:
Beginning balance	$204,803	$210,406
Bad debt expense	7,932	(102,292)
Sales allowance reserve	16,279	-
Accounts written-off or recovered	(14,625)	96,689
	$214,389	$204,803

Inventories:
Work in process	$491,140	$512,263
Finished goods	193,901	14,043
Less: Inventory reserve	(274,430)	(211,876)
	$410,611	$314,430

Property and equipment:
Office furniture and equipment	$291,346	$497,927
Vehicles	80,733	110,165
Less: accumulated depreciation	(357,990)	(579,208)
	$14,089	$28,884

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  DEBT

Factoring and Security Agreement with Capital Funding Solutions in Fiscal 2009 and Fiscal 2010

On August 11, 2008, we entered into, and on August 15, 2008, closed a factoring and security agreement with Capital Funding Solutions. The factoring agreement provides that the Company will sell to Capital Funding certain of its accounts receivable of B&B ARMR. Moreover, the factoring agreement requires that we grant to Capital Funding a continuing first priority security interest in all of our now owned and hereafter acquired accounts, chattel paper, deposit accounts receivable, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations. The factoring agreement does not require us to grant a security interest in any of the assets of B&B Roadway, LLC. The factoring agreement is for a one year term, which will be automatically extended for successive terms unless terminated by either party. The factoring agreement can be terminated at any time by either us or Capital Funding by giving 30 days written notice.

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

On August 15, 2008, we factored $445,699 of our receivables under the factoring agreement. The factored balance outstanding under the factoring agreement was $80,049 and $91,485 as of June 30, 2010 and June 30, 2009, respectively.

Operating Line of Credit with CB&S Bank in Fiscal 2009 and Fiscal 2010

Effective March 26, 2008, the Company entered into a Multipurpose Note and Security Agreement with CB&S Bank, pursuant to which its joint venture, B&B Roadway, was permitted to borrow up to $400,000 for working capital purposes.   This operating line of credit was secured by B&B Roadway’s accounts receivable and payable on demand, bore interest at 7.25% on the outstanding borrowings and matured on July 26, 2009.  The agreement required that we grant to CB&S Bank a security interest in all of B&B Roadway’s then owned and after acquired accounts, chattel paper, and returned or repossessed goods.  This note was guaranteed by the Company’s joint venture partner in B&B Roadway, Causey Lyon Enterprises.

Effective July 28, 2009, the Company entered into a Multipurpose Note and Security Agreement with CB&S Bank, pursuant to which B&B Roadway was permitted to borrow up to $400,000 for working capital purposes.   This operating line of credit was secured by B&B Roadway’s accounts receivable and payable on demand, bore interest at 6.5% on the outstanding borrowings and matured on August 2, 2010.  The agreement required that we grant to CB&S Bank a security interest in all of B&B Roadway’s then owned and after acquired accounts, chattel paper, and returned or repossessed goods.  This note was guaranteed by Causey Lyon Enterprises.  The note was extended until August 26, 2010, on which date  a new note with similar terms was put in place with a maturity of August 26, 2011.

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

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2010 and June 30, 2009, our current and long-term debt consisted of the following:

	June 30,	June 30,
	2010	2009
Demand note payable:

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a factoring fee of 0.35% per 5 day period for which each invoice is outstanding	$80,049	$91,485

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest rate of 7.25%; principal and accrued unpaid interest due on July 26, 2009; loan guaranteed by Causey Lyon Enterprises, the noncontrolling owner of B&B Roadway.	-	196,500

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest rate of 6.5%; principal and accrued unpaid interest due on August 2, 2010; loan guaranteed by Causey Lyon Enterprises, the noncontrolling owner of B&B Roadway.	309,000	-
	$389,049	$287,985

Long-term debt:

Unsecured non-interest bearing settlement of $235,000 payable to vendor; discounted rate of 15.0%; due in monthly installments of $4,000 commenced on March 1, 2010 and ending on May 1, 2014.	168,092	-

Other	15,299	22,956
	183,391	22,956
Less current portion	(32,847)	(7,657)
Long-term debt	$150,544	$15,299

Principal payments required under demand note payable and long-term debt at June 30, 2010 are as follows:

Year Ending June 30,
2011	$421,896
2012	35,218
2013	32,902
2014	82,424
Thereafter	-
$572,440

7.

INCOME TAXES

The federal income tax return for fiscal year ended 2009 is delinquent, but we expect to file within a few days of filing this Form 10-K.  Certain state tax returns for the fiscal years ended 2007 through 2009 have not been filed and are delinquent.  We expect to be compliant with our filings by December 31, 2010.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes follows:

	For the Years Ended
	June 30, 2010	June 30, 2009
Federal statutory benefit rate	34.00%	34.00%
Utilization of net operating losses	0.00%	-34.00%
Valuation allowance	-34.00%	0.00%
	0.00%	0.00%

The permanent difference from fiscal year 2009 was related to the gain on conversion of certain convertible notes.

Deferred tax assets are comprised of the following at:

	June 30, 2010	June 30, 2009
Deferred tax assets
Inventory reserve	$93,000	$72,000
Accounts receivable	73,000	70,000
Net operating loss carryforward	11,304,000	11,646,000
Other	28,000	63,000
Gross deferred tax asset	11,498,000	11,851,000

Deferred tax liabilities	--	--
Deferred tax asset	11,498,000	11,851,000
Valuation allowance	(11,498,000)	(11,851,000)
Net deferred tax asset	$--	$--

The Company has unused net operating loss carryforwards of approximately $33.2 million at June 30, 2010. The carryforwards expire from 2011 through 2028. The annual use of these carryforwards is substantially limited as a result of the uncertainty of the Company’s ability to continue as a going concern as discussed in Note 4. The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods.

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

Operating Leases

The Company leases facilities under leases accounted for as operating leases. Rent expense for operating leases was $252,149 and $229,182 for the years ended June 30, 2010 and 2009, respectively.  Future minimum payments under these leases are $80,634 in fiscal year 2011.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

BENEFIT PLANS

Through June 15, 2010, the Company maintained a 401(k) savings and profit sharing plan. Participants included all employees who had completed one month of service. Employees could contribute up to 15% of compensation and the Company could, at its option, make discretionary contributions. Vesting on the Company’s contributions occurred over a three-year period. The Company recognized 401(k) matching expense of $25,157 and $11,477 during fiscal 2010 and 2009, respectively.

Effective January 1, 2010, the Company entered into a co-employment relationship with Administaff Companies II, L.P., a professional employer organization.  Administaff is responsible for payment of salaries and payroll taxes, providing employee benefits and workers compensation insurance and providing various other human resource services.  The Company liquidated its 401(k) savings and profit sharing plan on June 16, 2010 and transferred the funds to the Administaff-sponsored 401(k) plan. All employees are immediately eligible to participate upon hire. Employees can contribute up to the maximum level determined by the IRS and the Company matches 50% of those contributions, not to exceed 6% of the employee’s compensation. Vesting on the Company’s contributions is immediate.

10. STOCK OPTIONS, WARRANTS AND COMMON STOCK ISSUANCES

Stock Options

The Company’s 1997 Omnibus Stock Plan provides for the granting of 7,500,000 incentive stock options, non-statutory stock options, stock appreciation rights, awards of stock and stock purchase opportunities to its directors, employees and consultants. Under the plan, incentive stock options may only be granted to employees or directors of the Company.

Effective October 30, 2009 the Company adopted the 2009 Long-Term Incentive Plan, under which the Board of Directors authorized the granting of 25,000,000 incentive stock options, restricted stock, stock appreciation rights, performance awards, dividend equivalent right or other awards to its directors, employees and consultants. Under the plan, incentive stock options may only be granted to employees, directors or contractors of the Company.

In fiscal 2009, the Board of Directors authorized the granting of 4,000,000 additional stock options to executives of the Company, which were subsequently issued under the 2009 Long-Term Incentive Plan. These options were valued using a volatility rate of 149% and 195% and a risk-free interest rate of 3.1% and 1.65%. There were no grants made during the fiscal 2010.

Changes for the years ending June 30, 2010 and 2009, with respect to options outstanding, is detailed in the following table:

	For the Year Ended June 30, 2010		For the Year Ended June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	6,300,000	$0.13	3,553,934	$0.42
Issued	--	0.00	4,000,000	0.03
Exercised	--	0.00	--	0.00
Expired	(1,100,000)	0.24	(1,253,934)	0.41
Outstanding at end of period	5,200,000	$0.11	6,300,000	$0.13
Exercisable at end of period	2,533,333	$0.19	2,300,000	$0.31
Weighted-average fair value of options granted during the period		N/A		$0.05

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about stock options outstanding at June 30, 2010 is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.03-0.09	4,000,000	3.3 Years	$0.03	1,333,333	$0.03
$0.10-0.29	100,000	5.3 Years	$0.15	100,000	$0.15
$0.30-0.39	600,000	1.8 Years	$0.35	600,000	$0.35
$0.40-0.49	500,000	3.6 Years	$0.44	500,000	$0.44
	5,200,000	3.2 Years	$0.11	2,533,333	$0.19

Warrants

The Company issued 105,238,358 additional warrants in fiscal 2009 in conjunction with the debt and preferred share conversions; see Note 4 to the Consolidated Financial Statements for further information.  No warrants were issued during fiscal 2010. These warrants were valued using a volatility rate of 137% and a risk-free interest rate of 2.55%.

Additional information with respect to warrants outstanding at June 30, 2010 and changes for the two years then ended are as follows:

	June 30, 2010		June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	110,070,104	$0.07	6,005,473	$0.40
Issued	--	--	105,238,358	0.06
Exercised	--	--	--	--
Expired	(2,408,669)	0.34	(1,173,727)	0.67
Outstanding at end of period	107,661,435	$0.10	110,070,104	$0.07
Exercisable at end of period	107,661,435	$0.10	110,070,104	$0.07

Common Stock Issuances

The Company issued common stock in the following non-cash transactions:

	Year Ended June 30, 2010		Year Ended June 30, 2009
	Number of shares	Fair value	Number of shares	Fair value
Payment of interest	--	$--	28,601,779	$780,880
Director fees	1,916,668	$43,125	1,609,392	76,667
Total expenses paid	1,916,668	43,125	30,211,171	857,547
Conversion of debt	--	--	362,980,974	3,629,810
Conversion of preferred shares	--	--	57,972,448	579,724
Total non-cash transactions	1,916,668	$43,125	451,164,593	$5,067,081

The shares issued in these transactions are subject to restrictions on sale.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.

CONVERTIBLE PREFERRED STOCK

At June 30, 2010 and 2009, convertible preferred stock, $0.01 par value per share, consisted of the following:

	June 30, 2010			June 30, 2009
	Par Value	Shares Outstanding	Liquidation Value	Par Value	Shares Outstanding	Liquidation Value
Series A $20	$95	9,500	$190,000	$95	9,500	$190,000
Series D $20	130	13,000	260,000	130	13,000	260,000
	$225	22,500	$450,000	$225	22,500	$450,000

Series A $20 Convertible Preferred Stock.  At June 30, 2010, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into 20 shares of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into 20 shares of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.

Series D $20 Convertible Preferred Stock.  At June 30, 2010 the Company had 13,000 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive, out of funds of the company legally available, dividends at the annual rate of $1.80 per annum per share.

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

B&B ARMR Corporation.  This segment consists of anti-terrorist crash-rated gates and barriers, hydraulic gates and operators and service contracts on related products.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B&B Roadway, LLC.  This segment consists of products related to the road and bridge industry, including gates, barriers and navigation lights.

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

The following table provides financial data by segment for the fiscal years ended June 30, 2010 and 2009.

	B&B ARMR	B&B Roadway	Corporate	Total
2010
Sales	$4,129,669	$4,030,248	$-	$8,159,917
Income (loss) from operations	596,883	434,814	(807,767)	223,930
Interest expense	15,583	15,964	33,190	64,737
Total assets	2,469,136	1,044,081	300,295	3,813,512
Depreciation expense	16,643	-	2,753	19,396

2009
Sales	$5,111,936	$3,405,414	$-	$8,517,350
Income (loss) from operations	502,005	233,166	(766,968)	(31,797)
Interest expense	33,309	24,773	1,114,724	1,172,806
Total assets	3,209,928	395,001	481,165	4,086,094
Depreciation expense	25,624	-	2,262	27,886

13.  RELATED PARTY TRANSACTIONS

During fiscal 2010 and 2009, we had the following transactions with Causey Lyon Enterprises (CLE):

	For the Year Ended June 30,
	2010	2009
Purchases (from)	$3,635,842	$2,836,660
Management Fees (paid to)	561,839	599,284
Rent (paid to)	64,980	64,980

In addition, we had the following balances with CLE:

	June 30,
	2010	2009
Accounts Payable	$888,073	$458,538

CLE is the 35% noncontrolling owner of B&B Roadway and is also one of several outsourced fabrication vendors for B&B ARMR. CLE guarantees B&B Roadway’s line of credit.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There is no information required to be reported under this Item 9.

Item 9A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, we have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting.  Management, including the Company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Management, with the help of a third party consultant,  has conducted an evaluation of the company’s internal control over financial reporting based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

According to the Internal Control-Integrated Framework, amaterial weakness is defined as a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected.  As a result of our evaluation, we identified the following material weakness in our internal control over financial reporting:

•

Pervasive lack of segregation of duties throughout the organization due to the small staff size.

Based upon this assessment and the material weaknesses identified above, we have concluded that our internal control over financial reporting was not effective as of June 30, 2010. Due to this material weakness, in preparing our financial statements as of and for the fiscal year ending June 30, 2010, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

We continue to evaluate and make every attempt to take the steps necessary to remediate this material weakness in our processes, procedures and controls related to the preparation of our quarterly and annual financial statements.  Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate and economically feasible.

(c)

Not applicable.

(d)

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

WILLIAM D. BREEDLOVE *, 70, has been a Director since May 2001. Mr. Breedlove has served as President of HBW Investments, Inc., a private investment firm, since August 1996.  Mr. Breedlove has held senior management positions in commercial and merchant banking for over 40 years.  Prior to HBW’s formation in 1996, Mr. Breedlove was chairman, managing director and co-founder of Breedlove Wesneski & Co., a private merchant banking firm. From 1984 to 1989, Mr. Breedlove also served as president and director of Equus Capital Corporation, the corporate general partner of several public and private limited partnerships operating as management leveraged buyout funds. Mr. Breedlove’s experience also includes 22 years at First National Bank in Dallas, the last three years of which he served as chairman and chief executive officer of the lead bank and vice chairman of InterFirst Corporation.  Mr. Breedlove currently serves as a director of four private companies.  He has previously served as director of several publicly-held companies, including InterFirst Corporation, Texas Oil and Gas Corporation, Dillard’s Department Stores, Local Financial Corporation, Cronus Industries, Inc. and NCI Building Systems, Inc. Mr. Breedlove received his B.B.A. degree in finance and banking from the University of Texas at Austin.

RUSSELL CLEVELAND, 71, has been a Director since February 2001 and served as Board Chairman during fiscal 2008.  Mr. Cleveland is the President, Chief Executive Officer, sole Director and the majority shareholder of Renn Capital Group, Inc.  He has served as President, Chief Executive Officer and director of RENN Global Entrepreneurs Fund, Inc. since its inception in 1994.  Mr. Cleveland is a Chartered Financial Analyst with more than 41 years experience as a specialist in investments for smaller capitalization companies.  Mr. Cleveland has also served as President of the Dallas Association of Investment Analysts.  He serves on the Boards of Directors of Renaissance US Growth Investment Trust PLC, CaminoSoft Corp., Cover-All Technologies, Inc. and BPO Management Services, Inc.  Mr. Cleveland is a graduate of the Wharton School of Commerce and Finance of the University of Pennsylvania.

ROBERT M. GALECKE *, 68, has been a Director since May 1996.  Mr. Galecke is currently Executive Vice President for the University of Dallas.  Prior to that, from 1993 to May 1996, he was a principal in the corporate consulting firm of Pate, Winters & Stone, Inc.  From 1986 until 1992, he served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Southmark Corporation, a financial services insurance and real estate holding company.  From 1989 to 1995, Mr. Galecke served as Chairman of the Board, President and Chief Executive Officer of National Heritage, Inc.  Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a B.S. in Economics from the University of Wisconsin at Stevens Point.

FRANK R. MARLOW *, 72, has been a Director since May 1995.  Mr. Marlow served as Vice President, Sales and Marketing from October 1993 to February 1995.  Mr. Marlow is currently a Senior Partner with SMI Consulting, a sales and marketing consulting firm.  Mr. Marlow was Vice President of Sales, Western Region, for ACI, a publicly traded company headquartered in Omaha, Nebraska from March 2003 until May 2007 and was also Vice President of Sales for Cofiniti, formerly Money Star, a technology company based in Austin, Texas from 1998 until 2001.  From 1995 until 1998, Mr. Marlow was Vice President of Hogan Systems, a publicly traded company subsequently purchased by Computer Sciences Corp.  Previously, Mr. Marlow served in various executive sales and training positions at IBM, Docutel Corporation, UCCEL Corporation and Syntelligence Corporation

BROOKS SHERMAN, 50, has been Chairman of the Board and Chief Executive Officer of ISSI since August 29, 2008. Mr. Sherman previously worked as an independent consultant in executive and financial roles in 2007 and 2008, including serving as a consultant to Renn Capital Group, Inc. From 2002 to 2007, Mr. Sherman served as President and CEO of Selkirk Americas, LP, a building products manufacturer specializing in venting and air distribution products. Prior to that, Mr. Sherman held several other positions, including President of Selkirk, Inc. and Chief Financial Officer of Eljer Industries, Inc., a building products manufacturer of plumbing and HVAC products. Mr. Sherman began his career with Arthur Andersen & Co., a public accounting firm. Mr. Sherman earned his B.B.A. degree in accounting from Texas Tech University.

In addition to Mr. Sherman, the following individuals are significant employees of the Company and its subsidiaries.

PAUL MATTHEWS, 46, has been President and Chief Operations Officer of B&B ARMR since June 1, 2009 and an employee since 2004.  Prior to holding this position, Mr. Matthews held the positions of Chief Operational Officer and Chief Technical Officer of B&B ARMR. Mr. Matthews’ background includes over twenty-five years of electro-mechanical product development and has over thirteen years experience in the security industry.  He previously served as Six Sigma Leader for Honeywell Video Systems and as Vice President of Product Development (1996-2004) for Ultrak, their subsidiary.  Prior to Ultrak, he supported multiple engineering programs with Texas Instruments DSEG. Mr. Matthews holds a BS in Mechanical Engineering from the University of Missouri and is a registered professional engineer in the state of Texas.

SHARON DOHERTY, 45, has been the Chief Financial Officer since January 2009. From 2007 to 2008 Ms. Doherty worked as a financial consultant in various capacities. From 2002 to 2006, Ms. Doherty served as Chief Financial Officer for Selkirk Americas, LP, an international building products manufacturer specializing in venting and air distribution products. Preceding Selkirk Americas, LP, she held such positions as Controller for Selkirk, Inc. and Senior Financial Analyst for Eljer Industries, Inc., a building products manufacturer of plumbing and HVAC products. Ms. Doherty began her career with Ernst & Young, LP, a public accounting firm. Ms. Doherty earned her B.B.A. degree in accounting from the University of Texas at Arlington.

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

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions because each of these officers is a certified public accountant in Texas and bound to a code of ethics by the state board of public accountancy.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the compensation of the Chief Executive Officers and the executive officers of the company and its subsidiaries whose compensation exceeded $100,000 for the fiscal years ended June 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE
		Year	Salary	Bonus				NonEquity	Nonqualified
								Incentive	Deferred	All
Name and					Stock	Option		Plan	Compensation	Other
Principal Position					Awards	Awards		Compensation	Earnings	Compensation	Total
Brooks Sherman	(1)	2010	$180,000	$-	$-	$-		$-	$-	$5,400	$185,400
Board Chairman and CEO		2009	33,000	-	-	189,446	(6)	-	-	225	222,671
Sharon Doherty	(2)	2010	$93,333	$-	$-	$-		$-	$-	$3,900	$97,233
CFO		2009	38,000	-	-	18,396	(7)	-	-	-	56,396
Paul Matthews	(3)	2010	$150,000	$-	$-	$-		$-	$-	$4,500	$154,500
President and COO of		2009	122,500	-	-	-		-	-	3,675	126,175
B&B ARMR Corporation
Vernon H. Foersterling, Jr.	(4)	2009	$160,000	$-	$-	$-		$-	$-	$101,600	$261,600
Former President and Former CEO of
B&B ARMR Corporation
Giovanni Ulibarri	(5)	2009	$83,000	$-	$-	$-		$-	$-	$-	$83,000
Former President and CEO of
Intelli-Site, Inc.

(1) Began employment on August 29, 2008.

(2) Began employment on January 12, 2009

(3) Began employment on November 8, 2004.

(4) Began employment on March 1, 2006 and resigned June 1, 2009. Other compensation includes accrued severance payments pursuant to his letter of employment.

(5) Began employment on April 16, 2001 and resigned March 6, 2009 upon sale of operations of Intelli-Site, Inc.

(6) Awarded 3,000,000 shares August 29, 2008 at exercise price of $0.03. One third of shares vest on August 29, 2009, one-third vest on August 29, 2010 and final one third vest on August 29, 2011.

(7) Awarded 1,000,000 shares April 1, 2009 at exercise price of $0.03. One third of shares vest on April 1, 2010, one-third vest on April 1, 2011 and final one third vest on April 1, 2012.

No other executive officer’s salary and bonus exceeded $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the company during the fiscal years ended June 30, 2010 or 2009.

Stock Option Grants

In fiscal 2009, the Board of Directors authorized the granting of 4,000,000 additional stock options to executives of the Company.

Option Exercises and Holdings

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the Company at June 30, 2010.

	Number of Securities Underlying Unexercised Options		Value of Unexercised In-The-Money Options
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Brooks Sherman	1,000,000	2,000,000	--	--
Sharon Doherty	333,333	666,667	--	--
Paul Matthews	150,000	--	--	--

Director Compensation

The board met four times during fiscal 2010. Directors are compensated by either restricted stock awards or incentive stock options, at the choice of the individual director, in an amount equivalent to $10,000 annually for serving on the board in addition to $1,250 for each committee on which they serve.  In addition, Mr. Robert Galecke is paid $10,000 annually for his services as our audit committee chairman.  All directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at board meetings.

Messrs. Breedlove, Galecke and Marlow refused their stock awards issued in fiscal 2010 and waived all related director fees; those shares were returned. Mr. Cleveland serves on the board representing the interests of the RENN Capital Group, Inc. funds and his director fees are income to the funds.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Willaim Breedlove	$9,375	$9,375	$(9,375)	$9,375
Robert Galecke	15,000	15,000	(15,000)	15,000
Frank Marlow	9,375	9,375	(9,375)	9,375
Russell Cleveland	9,375	9,375	-	18,750

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock, beneficially owned as of September 1, 2010, by (a) each director and named executive officer of the company, (b) all persons who are known by the company to be beneficial owners of 5% or more of the company’s outstanding common stock and (c) all officers and directors of the company as a group. Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person. Our common stock and Series D preferred stock are our only classes of voting securities. All of the Series D preferred stock is convertible into shares of common stock at any time. The holder of each share of Series D preferred stock is entitled to one vote for each share of common stock into which such share of Series D preferred stock could then be converted. Presently, the holder of each share of Series D preferred stock is entitled to 25 votes. For purposes of the beneficial ownership calculations below, the Series D preferred stock is included in this table on an “as converted” basis.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
RENN Universal Growth Investment Trust PLC (2)	315,774,577	56.5%
RENN Global Entrepreneurs Fund Inc (3)	127,299,312	22.8%
Russell Cleveland (5)(6)	443,750,117	79.4%
C. A. Rundell, Jr. (4)(7)	61,224,726	11.0%
Brooks Sherman (4)(5)(8)	5,000,000	0.9%
Frank Marlow (4)(5)(9)	1,579,309	0.3%
Robert Galecke (4)(5)(10)	1,636,594	0.3%
William Breedlove (4)(5)	1,044,375	0.2%
Paul Matthews (4)(5)(11)	168,500	0.0%
Sharon Doherty (4)(5)(12)	333,333	0.1%
All current directors and executive officers as a group (7 persons)	453,512,228	81.1%

___________________

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

(2)

Includes 19,421,105 shares of common stock issuable upon the exercise of warrants within 60 days and 93,750 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.    The address for this company is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(3)

Includes 16,863,571 shares of common stock issuable upon the exercise of warrants within 60 days and 93,750 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.  The address for this company is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(4)

The address for this person is 2009 Chenault Drive, Suite 114; Carrollton, Texas 75006.

(5)

Mr. Cleveland is a director and served as chairman of the board for part of fiscal 2009. Messrs. Breedlove, Marlow, and Galecke are directors of the company. Mr. Sherman is the chairman of the board and chief executive officer of the company.  Mr. Matthews is president of B&B ARMR Corporation. Ms. Doherty is the chief financial officer.

(6)

Includes 67,436,303 shares of common stock issuable upon the exercise of warrants within 60 days and 187,500 shares of common stock issuable upon the conversion of Series D preferred stock within 60 days.  The address for this person is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(7)

Includes 10,699,344 shares of common stock issuable upon the exercise of warrants within 60 days and 1,050,000 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(8)

Includes 2,000,000 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(9)

Includes 212,577 shares of common stock issuable upon the exercise of warrants exercisable within 60 days.

(10)

Includes 83,613 shares of common stock issuable upon the exercise of warrants exercisable within 60 days.

(11)

Includes 150,000 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days.

(12)

Includes 333,333 shares.

Equity Compensation Plan Information

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of June 30, 2010:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders
1997 Omnibus Stock Plan	1,200,000	$0.37	5,193,000
2009 Long-Term Incentive Plan	4,000,000	$0.03	21,000,000
TOTAL	5,200,000	$0.11	26,193,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

No reportable related transactions occurred in fiscal 2010.

Robert Galecke, William Breedlove and Frank Marlow are independent directors based on New York Stock Exchange definition of independence.

Item 14.  Principal Accountant Fees and Services

The following information summarizes the fees paid or payable to Montgomery Coscia Greilich L.L.P. for the fiscal year ended June 30, 2010 and 2009.

Audit Fees.  Fees for audit services to Montgomery Coscia Greilich L.L.P. were $78,280 and $74,160 for fiscal year 2010 and 2009, respectively. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees.  The Company did not pay any audit-related service fees to Montgomery Coscia Greilich L.L.P. other than the fees described above, for services rendered during fiscal year 2010 or 2009.

Tax Fees.  Fees for tax compliance, tax consulting or advisory services to Montgomery Coscia Greilich L.L.P. were $28,734 in fiscal year 2010.

All Other Fees.  Fees for other services for fiscal 2010 to Montgomery Coscia Greilich L.L.P. were $2,248.

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation, approving and overseeing the work of the independent auditor.  In recognition of this responsibility, the audit committee pre-approves all audit and permissible non-audit services provided by the independent auditor.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

2.1

Agreement and Plan of Merger, by and among Integrated Security Systems, Inc., ARMR Services Corporation, ISSI Merger Sub, Inc. and the Officers and Shareholders of ARMR Corporation, dated September 5, 2003. (4)

3.1

Amended and Restated Certificate of Incorporation of Integrated Security Systems, Inc., as amended to date. (6)

3.2

Amended and Restated Bylaws of Integrated Security Systems, Inc. (1)

4.1

Specimen certificate for Common Stock of Integrated Security Systems, Inc. (1)

4.2

Certificate of Designation, Preferences and Rights of Series A $20 Convertible Preferred Stock. (2)

4.3

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (7)

4.4

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and Renaissance US Growth Investment Trust PLC. (8)

4.5

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and BFS US Special Opportunities Trust PLC. (8)

4.6

Registration Rights Agreement, dated December 14, 2005, between Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. (9)

10.1*

Integrated Security Systems, Inc. 1997 Long-Term Incentive Plan. (3)

10.2*

Form of Indemnification Agreement by and between Integrated Security Systems, Inc. and its officers and directors. (1)

10.3

Form of Stock Purchase Warrant. (5)

10.4

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (7)

10.5

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (8)

10.6

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (8)

10.7

Form of Debt Conversion Agreement. (10)

10.8

Form of Preferred Stock Conversion Agreement. (10)

10.9

Form of Common Stock Purchase Warrant. (10)

10.10*

Integrated Security Systems, Inc. 2009 Long-Term Incentive Plan. (11)

21.1+

Subsidiaries of Integrated Security Systems, Inc.

23.1+

Consent of Montgomery Coscia Greilich LLP

31.1+

Officer’s Certificate Pursuant to Section 302

31.2+

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

(4)

Incorporated by reference to the Company’s Form 8-K filed on September 22, 2003.

(5)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000196.

(6)

Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (No. 333-122849) filed on April 8, 2005.

(7)

Incorporated by reference to the Company’s Form 8-K filed on August 5, 2005.

(8)

Incorporated by reference to the Company’s Form 8-K filed on October 28, 2005.

(9)

Incorporated by reference to the Company’s Form 8-K filed on December 16, 2005.

(10)

Incorporated by reference to the Company’s Form 8-K filed on June 15, 2009.

(11)

Incorporated by reference to the Company’s Form Registration Statement on Form S-8 (No. 333-163604)

+

Filed herewith.

*

Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SECURITY SYSTEMS, INC.
(Registrant)

Date: September 28, 2010	/s/ Brooks Sherman
Brooks Sherman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2010	/s/ Brooks Sherman
Brooks Sherman
Director, Chairman of the Board, Chief
Executive Officer
(Principal Executive Officer)

Date: September 28, 2010	/s/ Sharon Doherty
Sharon Doherty
Chief Financial Officer

Date: September 28, 2010	/s/ William D. Breedlove
William D. Breedlove
Director

Date: September 28, 2010	/s/ Russell Cleveland
Russell Cleveland
Director

Date: September 28, 2010	/s/ Robert M. Galecke
Robert M. Galecke
Director

Date: September 28, 2010	/s/ Frank R. Marlow
Frank R. Marlow
Director

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, by and among Integrated Security Systems, Inc., ARMR Services Corporation, ISSI Merger Sub, Inc. and the Officers and Shareholders of ARMR Corporation, dated September 5, 2003. (4)

3.1

Amended and Restated Certificate of Incorporation of Integrated Security Systems, Inc., as amended to date. (6)

3.2

Amended and Restated Bylaws of Integrated Security Systems, Inc. (1)

4.1

Specimen certificate for Common Stock of Integrated Security Systems, Inc. (1)

4.2

Certificate of Designation, Preferences and Rights of Series A $20 Convertible Preferred Stock. (2)

4.3

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (7)

4.4

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and Renaissance US Growth Investment Trust PLC. (8)

4.5

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and BFS US Special Opportunities Trust PLC. (8)

4.6

Registration Rights Agreement, dated December 14, 2005, between Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. (9)

10.1*

Integrated Security Systems, Inc. 1997 Long-Term Incentive Plan. (3)

10.2*

Form of Indemnification Agreement by and between Integrated Security Systems, Inc. and its officers and directors. (1)

10.3

Form of Stock Purchase Warrant. (5)

10.4

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (7)

10.5

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO Renaissance US Growth Investment Trust PLC. (8)

10.6

Stock Purchase Warrant, dated October 13, 2005, issued to Frost National Bank FBO BFS US Special Opportunities Trust PLC. (8)

10.7

Form of Debt Conversion Agreement. (10)

10.8

Form of Preferred Stock Conversion Agreement. (10)

10.9

Form of Common Stock Purchase Warrant. (10)

10.10*

Integrated Security Systems, Inc. 2009 Long-Term Incentive Plan. (11)

21.1+

Subsidiaries of Integrated Security Systems, Inc.

23.1+

Consent of Montgomery Coscia Greilich LLP

31.1+

Officer’s Certificate Pursuant to Section 302

31.2+

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

(4)

Incorporated by reference to the Company’s Form 8-K filed on September 22, 2003.

(5)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000196.

(6)

Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (No. 333-122849) filed on April 8, 2005.

(7)

Incorporated by reference to the Company’s Form 8-K filed on August 5, 2005.

(8)

Incorporated by reference to the Company’s Form 8-K filed on October 28, 2005.

(9)

Incorporated by reference to the Company’s Form 8-K filed on December 16, 2005.

(10)

Incorporated by reference to the Company’s Form 8-K filed on June 15, 2009.

(11)

Incorporated by reference to the Company’s Form Registration Statement on Form S-8 (No. 333-163604)

+

Filed herewith.

*

Indicates management contract or compensatory plan or arrangement.