Form 10-Q
period 2010-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2010-11-15
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_______

Form 10-Q

_______

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010.

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

As of October 31, 2010, 558,915,082 shares of the registrant’s common stock were outstanding.

 INTEGRATED SECURITY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$160,049	$22,690
Short term investments	20,956	32,420
Accounts receivable, net of allowances of $148,288 and $214,389, respectively	1,387,502	1,324,461
Inventory, net of reserves	293,833	410,611
Other current assets	255,267	222,300
Total current assets	2,117,607	2,012,482

Property and equipment, net	15,413	14,089
Goodwill	1,707,953	1,707,953
Other assets	69,078	78,988

Total Assets	$3,910,051	$3,813,512

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$883,636	$1,149,204
Accrued liabilities	413,964	433,548
Demand note payable	595,988	389,049
Current portion of long-term debt	30,968	32,847
Liabilities related to discontinued operations	2,555	14,117
Total current liabilities	1,927,111	2,018,765

Long-term debt	144,624	150,544

Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 800,000,000 shares authorized; 559,193,604 shares issued	5,591,936	5,591,936
Treasury stock, at cost – 278,522 common shares	(125,606)	(125,606)
Additional paid in capital	38,017,371	37,999,910
Accumulated deficit	(41,702,751)	(41,849,478)
Accumulated other comprehensive loss (available for sale security)	(48,690)	(36,394)
Total stockholders’ equity	1,732,485	1,580,593
Noncontrolling interest	105,831	63,610
Total equity	1,838,316	1,644,203

Total liabilities and equity	$3,910,051	$3,813,512

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,
	2010	2009
Sales	$2,512,289	$1,929,760
Cost of sales	1,659,947	1,281,665

Gross profit	852,342	648,095

Selling, general and administrative	634,699	646,382

Income from operations	217,643	1,713

Interest expense	(27,313)	(9,475)

Net income (loss) from continuing operations	190,330	(7,762)

Income (loss) from discontinued operations	48,668	(1,278)

Net income (loss)	238,998	(9,040)

Income attributable to the noncontrolling interest	(92,271)	(25,793)

Net income (loss) attributable to common stockholders	$146,727	$(34,833)

Weighted average common shares outstanding – basic	558,915,082	558,848,283

Weighted average common shares outstanding – diluted	559,430,082	558,848,283

Basic and diluted earnings per share – continuing operations	$-	$-

Basic and diluted earnings per share – net income (loss)	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITYS SYSTEMS INC
Consolidated Statements of Cash Flows
(Unaudited)

	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$146,727	$(34,833)
(Income) loss from discontinued operations	(48,668)	1,278
Income (loss) from continuing operations	98,059	(33,555)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,366	5,853
Bad debt expense	(57,156)	(50,552)
Provision for inventory reserve	(15,126)	24,146
Stock option expense	17,461	17,461
Noncontrolling interest	92,271	25,793
Changes in assets and liabilities:
Accounts receivable	(5,885)	509,771
Inventory	131,905	(25,534)
Other assets	(23,888)	19,010
Accounts payable	(265,569)	(159,039)
Accrued liabilities	17,523	(38,381)
Net cash (used in) provided by operating activities	(7,039)	294,973

Cash flows from investing activities:
Purchase of property and equipment	(4,691)	(4,600)
Net cash used in investing activities	(4,691)	(4,600)

Cash flows from financing activities:
Net borrowings(payments) of debt	199,139	(44,264)
Distribution to noncontrolling interest	(50,050)	(10,500)
Net cash provided by (used in) financing activities	149,089	(54,764)

Cash flows from discontinued operations:
Operating activities	-	(3,058)
Investing activities	-	-
Financing activities	-	-
Net cash used in discontinued operations	-	(3,058)

Net increase in cash	137,359	232,551

Cash at beginning of period	22,690	30,944
Cash at end of period	$160,049	$263,495

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2010 and 2009

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (all of which are normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. Prior periods have been reclassified to conform to the current period presentation.

The accompanying financial statements include the accounts of Integrated Security Systems, Inc. (the “Company”) and all of its subsidiaries, with all significant intercompany accounts and transactions eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2010 Annual Report on Form 10-K filed on September 28, 2010 with the Securities and Exchange Commission.

Note 2 – Stock-based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation – Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”)). Under ASC 718, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, and that cost is recognized over the vesting period.  Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%. An expense of $17,461 was recorded in the three months ended September 30, 2010. The known amount of compensation expense to be recognized in future periods through fiscal 2012 is $66,827.

Note 3 – Recent Accounting Pronouncements

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements or disclosures.

Note 4 – Discontinued Operations

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

Income from discontinued operations reported in the Consolidated Income Statement for September 30, 2010 is $48,668 from extinguishment of liability.

Selling, general and administrative expense from discontinued operations reported in the Consolidated Income Statement for September 30, 2009 is $1,278.

Liabilities from discontinued operations reported in the Consolidated Balance Sheets for September 30, 2010 and June 30, 2010 consisted of accounts payable of $2,555 and $14,117, respectively.

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

At September 30, 2010 and June 30, 2010, respectively, inventories were comprised of the following:

	September 30,	June 30,
	2010	2010
Inventories:
Work in process	$485,809	$491,140
Finished goods	67,328	193,901
Less: Inventory reserve	(259,304)	(274,430)
Inventory, net of reserves	$293,833	$410,611

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

Note 8 – Net Income (Loss) per Share

The Company computes basic income (loss) per common share using the weighted average number of common shares outstanding. At September 30, 2010 and 2009 there were 515,000 shares of in-the-money potentially dilutive common shares outstanding. These shares were not included in weighted average shares outstanding for three months ended September 30, 2009 because their effect is antidilutive due to the Company’s reported net loss.

At September 30, 2010 and 2009, we had 670,903,372 and 671,961,909 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

Note 9 – Debt

As of September 30 and June 30, 2010, our current and long-term debt consisted of the following:

	September 30,	June 30,
	2010	2010
Demand note payable:

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a factoring fee of 0.35% per 5 day period for which each invoice is outstanding.	$205,988	$80,049

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest rate of 6.5%; principal and accrued unpaid interest due on August 2, 2010; loan guaranteed by Causey Lyon Enterprises, the noncontrolling owner of B&B Roadway.	-	309,000

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest rate of 6.5%; principal and accrued unpaid interest due on August 26, 2011; loan guaranteed by Causey Lyon Enterprises, the noncontrolling owner of B&B Roadway.	390,000	-
	$595,988	$389,049

Long-term debt:

Unsecured non-interest bearing settlement of $235,000 payable to vendor; discounted rate of 15.0%; due in monthly installments of $4,000 commenced on March 1, 2010 and ending on May 1, 2014.	162,324	168,092

Other	13,268	15,299
	175,592	183,391
Less current portion	(30,968)	(32,847)
Long-term debt	$144,624	$150,544

Note 10 – Business Segments

The following table provides financial data by segment for the three months ended September 30, 2010 and 2009:

	B&B ARMR	B&B Roadway	Corporate	Total
2010
Sales	$862,261	$1,644,545	$5,483	$2,512,289
Income (loss) from operations	119,307	270,460	(172,124)	217,643

2009
Sales	$1,066,665	$860,537	$2,558	$1,929,760
Income (loss) from operations	116,667	76,147	(191,101)	1,713

Note 11 – Comprehensive Loss

The following table provides a summary of total comprehensive loss for the three months ended September 30, 2010 and 2009:

	September 30,	September 30,
	2010	2009
Consolidated net income (loss)	$146,727	$(34,833)
Other comprehensive income:
Unrealized holding (loss) gain	(12,296)	10,000
Total comprehensive income (loss)	$134,431	$(24,833)

Note 12 – Noncontrolling interest

Causey Lyon Enterprises (CLE) is the 35% owner of the B&B Roadway joint venture; per the joint venture agreement, CLE manufactures all products for B&B Roadway. CLE is also one of several outsourced fabrication vendors for B&B ARMR.

Changes in noncontrolling interest for the three months ended September 30, 2010 and 2009 were as follows:

	2010	2009
Noncontrolling interest at July 1	$(63,610)	$(17,113)
Income attributable to noncontrolling interest	(92,271)	(25,793)
Distributions paid to noncontrolling interest	50,050	10,500
Noncontrolling interest at September 30	$(105,831)	$(32,406)

Note 13 – Related Party Transactions

During September 30, 2010 and 2009, the Company had the following transactions with Causey Lyon Enterprises (CLE):

	September 30,
	2010	2009
Purchases (from)	$1,135,726	$805,636
Management Fees (paid to)	140,460	140,459
Rent (paid to)	16,245	16,245

	September 30,	June 30,
	2010	2010
Accounts Payable	$705,588	$888,073

Note 14 – Factoring and Security Agreement with Capital Funding Solutions

On August 15, 2008, the Company closed a security agreement with Capital Funding Solutions. The Factoring Agreement provides that the Company will sell to Capital Funding certain of its accounts receivable. Moreover, the factoring agreement requires that we grant to Capital Funding a continuing first priority security interest in all of our now owned and hereafter acquired accounts, chattel paper, deposit accounts, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations. The factoring agreement does not require us to grant a security interest in any of the assets B&B Roadway, Inc. The factoring agreement was initially for a one-year term and was automatically extended by one year on August 15, 2010. The factoring agreement can be terminated at any time by either us or Capital Funding by giving 30 days written notice.

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

The factored balance outstanding under the factoring agreement as of September 30, 2010 and June 30, 2010 was $205,988 and $80,049, respectively.

Note 15 – Concentrations of Credit Risk

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Sales. Total sales increased by $0.58 million, or 30.3%, to $2.51 million during the quarter ended September 30, 2010 as compared to $1.92 million during the quarter ended September 30, 2009. Sales in the road and bridge business, B&B Roadway, increased by $0.78 million. In early 2009 the federal government passed a stimulus program that included funds for infrastructure projects such as roads and bridges. During fiscal years 2009 and 2010, state and local agencies had put budgeted projects on hold in anticipation of receiving federal funding. Despite mixed success obtaining federal funds, these state and local projects have begun to be released and sales increased substantially last quarter and again this quarter. In addition, current orders are keeping pace with the shipments; the backlog of orders at October 31, 2010 is approximately $3.6 million with the majority scheduled to ship by June 2011.

Offsetting this increase was a decline in sales at B&B ARMR of $0.20 million due to a major turnover in sales staff in 2009, resulting in a lower level of quote activity. We hired a new Vice President of Sales and have been fully staffed since the end of 2009. Consequently, our quote activity has steadily increased and was above historical levels during the fourth quarter of fiscal 2010 and into the first quarter of fiscal 2011.  Due to the long industry cycle times from quote to order, this reduced quote activity did not impact sales until March 2010; we anticipate an increase in order activity in the latter part of fiscal 2011.

Gross Profit. Gross profit increased by $0.20 million during the quarter ended September 30, 2010 to $0.85 million as compared to the quarter ending September 30, 2009. This increase was due to the increase of sales.

Gross margin increased to 33.9% during the quarter ended September 30, 2010 from 33.5% during the quarter ending September 30, 2009 despite a shift in mix to the lower margin road and bridge product aas gross margin increased at B&B ARMR despite the lower volume in sales.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.01 million for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 due to head count reduction and lower professional fees.

Interest Expense. Interest expense increased to $0.02 million during the quarter ended September 30, 2010 from $0.01 million compared to the quarter ended September 30, 2009. This increase was primarily due to an increase in notes payable.

Liquidity and Capital Resources

We were profitable during the three months ending September 30, 2010 however we suffered a net loss during fiscal 2010, and we suffered losses from operations during fiscal 2009 and 2008. Management expects that we will continue to be profitable on an operating basis in fiscal 2011; however, this expectation is dependent on the Company’s ability to draw additional funds on its factoring agreement or to obtain additional financing from alternative sources. As the factoring agreement is a demand note and subject to termination with 30 days notice, plus the fact that the Company has been unable to find alternative financing to date, we can give no assurances that funds will be available to settle current liabilities as they become due. Ultimately, failure to obtain additional financing could jeopardize our ability to continue as a going concern.

Our cash position increased $0.1 million during the three months ended September 30, 2010. At September 30, 2009, we had $0.3 million in cash and cash equivalents and $0.2 million outstanding under our factoring agreement with Capital Funding Solutions. The factoring agreement, which is secured by substantially all of our assets, permits us to borrow up to $1.0 million based on eligible invoices.

For the three months ended September 30, 2010, our operating activities used $0.1 million of cash compared to providing $0.3 million of cash during the three months ended September 30, 2009.

Our backlog is calculated as the aggregate sales prices of firm orders received from customers less revenue recognized. At October 31, 2010, the Company’s backlog was $4.5 million. We expect to fill the majority of this backlog by June 30, 2011.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, we have concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure.

Based upon this assessment, our CEO and CFO concluded that, as of September 30, 2010, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly financial statements. We have concluded that our internal control over financial reporting was not effective as of September 30, 2010. Due to this material weakness, in preparing our quarterly financial statements, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

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

Date:	November 15, 2010	/s/ Brooks Sherman
Brooks Sherman
Director, Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date:	November 15, 2010	/s/ Sharon Doherty
Sharon Doherty
Chief Financial Officer

EXHIBIT INDEX

31.1+

Officers’ Certificate Pursuant to Section 302

32.1+

Officers’ Certificate Pursuant to Section 906

________________________

+

Filed herewith.