Form 10-Q
period 2010-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2011-02-14
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

Form 10-Q

________

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2010.

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

As of January 31, 2011, 560,910,018 shares of the registrant’s common stock were outstanding.

INTEGRATED SECURITY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$211,272	$22,690
Short term investments	14,669	32,420
Other current assets	78,082	192,390
Assets related to discontinued operations	3,767,551	3,495,143
Total current assets	4,071,574	3,742,643

Property and equipment, net	1,558	2,869
Other assets	51,322	68,000

Total Assets	$4,124,454	$3,813,512

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,674	$48,721
Accrued liabilities	302,223	193,142
Liabilities related to discontinued operations	1,843,974	1,776,902
Total current liabilities	2,171,871	2,018,765

Long term liabilities related to discontinued operations	135,488	150,544

Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 800,000,000 shares authorized; 561,188,540 and 559,193,604 shares issued, respectively.	5,611,885	5,591,936
Treasury stock, at cost – 278,522 common shares	(125,606)	(125,606)
Additional paid in capital	38,048,929	37,999,910
Accumulated deficit	(41,804,653)	(41,849,478)
Accumulated other comprehensive loss (available for sale security)	(54,977)	(36,394)
Total stockholders’ equity	1,675,803	1,580,593
Noncontrolling interest in discontinued operations	141,292	63,610
Total equity	1,817,095	1,644,203

Total liabilities and equity	$4,124,454	$3,813,512

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue:
Sales	$-	$-	$-	$-
Other revenue	3,981	1,423	9,464	3,981
Total revenue	3,981	1,423	9,464	3,981
Cost of sales	-	-	-	-

Gross profit	3,981	1,423	9,464	3,981

Selling, general and administrative	233,622	214,026	411,229	407,684

Loss from operations	(229,641)	(212,603)	(401,765)	(403,703)

Interest expense	(17,640)	(7,946)	(31,344)	(14,431)
Transaction costs	(152,381)	-	(152,381)	-

Net loss from continuing operations	(399,662)	(220,549)	(585,490)	(418,134)

Income from discontinued operations	388,171	171,635	812,997	360,180

Net (loss) income	(11,491)	(48,914)	227,507	(57,954)

Income from discontinued operations attributable to the noncontrolling interest	(90,411)	(276)	(182,682)	(26,069)

Net (loss) income attributable to common stockholders	$(101,902)	$(49,190)	$44,825	$(84,023)

Weighted average common shares outstanding - basic	559,088,555	559,327,450	559,001,818	559,087,867

Weighted average common shares outstanding - diluted	559,088,555	559,327,450	559,516,818	559,087,867

Basic and diluted earnings per share - continuing operations	$-	$-	$-	$-

Basic and diluted earnings per share - net loss	$-	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS INC
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$44,825	$(84,023)
Income from discontinued operations	(812,997)	(360,180)
Income from discontinued operations attributable to the noncontrolling interest	182,682	26,069
Loss from continuing operations	(585,490)	(418,134)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	1,311	1,443
Stock option expense	56,468	34,922
Expenses paid with stock	12,500	43,125
Changes in assets and liabilities:
Other assets	130,151	39,705
Accounts payable	(23,048)	(91,812)
Accrued liabilities	146,191	(14,828)
Net cash used in operating activities	(261,917)	(405,579)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net payments of debt	(80,049)	(65,270)
Net cash used in financing activities	(80,049)	(65,270)

Cash flows from discontinued operations:
Operating activities	566,107	368,534
Investing activities	(4,691)	(4,600)
Financing activities	(30,868)	99,063
Net cash provided by discontinued operations	530,548	462,997

Net increase (decrease) in cash	188,582	(7,852)

Cash at beginning of period	22,690	30,944
Cash at end of period	$211,272	$23,092

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended December 31, 2010 and 2009

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

Note 2 – Stock-based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation – Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”)). Under ASC 718, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, and that cost is recognized over the vesting period.  Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%. An expense of $56,468 was recorded in the six months ended December 31, 2010. The known amount of compensation expense to be recognized in future periods through fiscal 2012 is $49,366.

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

Note 4 – Discontinued Operations

The Company, the Company’s wholly-owned subsidiary, B&B ARMR Corporation (“B&B ARMR”), and B&B Roadway and Security Solutions, LLC (“Buyer”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) on December 17, 2010.  Pursuant to the terms and conditions of the Purchase Agreement, B&B ARMR sold substantially all of the assets of B&B ARMR on January 31, 2011. Such assets include, but are not limited to, the accounts receivable, fixed assets and intellectual property constituting B&B ARMR’s business of providing anti-terrorist barriers, security gates and gate operators for perimeter security applications, along with its investment in the joint venture B&B Roadway, LLC (collectively, the “Assets”). The purchase price paid by Buyer to B&B ARMR for the Assets was $6 million, subject to certain potential adjustments set forth in the Purchase Agreement. Buyer has also assumed certain liabilities of B&B ARMR; see Note 15 – Subsequent Event for further discussion of the sale.

The operating results for both B&B ARMR and B&B Roadway, LLC (“B&B Roadway”) have been aggregated and reported as discontinued operations in the Consolidated Statement of Operations and the associated assets and liabilities are classified separately in the balance sheet. Prior periods have been reclassified to conform to the current-period presentation.

Income from discontinued operations reported in the Consolidated Statements of Operations consists of the following:

	For the six months ended
	December 31,	December 31,
	2010	2009
Revenue
Sales	$5,020,593	$3,753,904
Other revenue	48,795	4,366
Total Revenue	5,069,388	3,758,270
Cost of sales	3,262,181	2,434,014

Gross profit	1,807,207	1,324,256

Selling, general and administrative	968,946	955,250

Income from discontinued operations	838,261	369,006

Interest expense	(27,819)	(8,826)
Gain on extinguishment of liability	2,555	-

Net income from discontinued operations	812,997	360,180

Income from discontinued operations attributable to the noncontrolling interest	(182,682)	(26,069)

Net income from discontinued operations attributable to common stockholders	$630,315	$334,111

Assets related to discontinued operations reported in the Consolidated Balance Sheets for December 31, 2010 and June 30, 2010 consist of the following:

	December 31,	June 30,
	2010	2010
Accounts receivable, net of allowances of $190,797 and $214,389, respectively	$1,690,173	$1,324,461
Inventory, net of reserves	309,027	410,611
Other current assets	41,861	29,910
Property and equipment, net	10,117	11,220
Goodwill	1,707,953	1,707,953
Other assets	8,420	10,988
Total assets related to discontinued operations	$3,767,551	$3,495,143

Liabilities related to discontinued operations reported in the Consolidated Balance Sheets for December 31, 2010 and June 30, 2010, separated by liabilities being retained by the Company and liabilities being assumed by the Buyer, consist of the following:

	December 31,	June 30,
	2010	2010
Accounts payable	$20,500	$40,553
Accrued liabilities	127,894	111,797
Notes payable - current	431,036	421,896
Notes payable - long term	135,488	150,544
Total retained liabilities related to discontinued operations	$714,918	$724,790

Accounts payable	$1,087,883	$1,074,047
Accrued liabilities	176,661	128,609
Total assumed liabilities related to discontinued operations	$1,264,544	$1,202,656

Total liabilities related to discontinued operations	$1,979,462	$1,927,446

Note 5 – Accounts Receivable

The majority of our accounts receivable are due from companies in the perimeter security and road and bridge industries. Credit is extended based on evaluation of a customer's financial condition and credit history and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales allowance. Accounts that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. All of the Company’s accounts receivable are classified as Assets related to discontinued operations; see Note 4 – Discontinued Operations.

After taking into account any reserves for bad debt and any sales allowances, to the extent any account receivable acquired by the Buyer remains outstanding one hundred twenty (120) days subsequent to the purchase, Buyer may assign to the Company any such uncollected receivable and the Company must remit the amount assigned to the Buyer.

Note 6 – Inventory

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation. The establishment of inventory allowances for excess and obsolete inventories is based on estimated exposure on specific inventory items. All of the Company’s inventory is classified as Assets related to discontinued operations; see Note 4 – Discontinued Operations.

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

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assess the adequacy of our warranty liability based on changes in these factors. The warranty liabilities were assumed by the Buyer on January 31, 2011 pursuant to the Purchase Agreement; see Note 15 - Subsequent Event.

Note 8 – Net Income (Loss) per Share

The Company computes basic income (loss) per common share using the weighted average number of common shares outstanding. At December 31, 2010 and 2009 there were 515,000 shares of in-the-money potentially dilutive common shares outstanding. These shares were not included in weighted average shares outstanding for six months ended December 31, 2009 because their effect is antidilutive due to the Company’s reported net loss.

At December 31, 2010 and 2009, we had 677,385,141 and 674,602,261 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

Note 9 – Debt

As of December 31 and June 30, 2010, our current and long-term debt consisted of the following:

	December 31,	June 30,
	2010	2010
Demand note payable:

Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a factoring fee of 0.35% per 5 day period for which each invoice is outstanding	$-	$80,049

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest rate of 6.5%; principal and accrued unpaid interest due on August 2, 2010; loan guaranteed by Causey Lyon Enterprises, the noncontrolling owner of B&B Roadway.	-	309,000

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest rate of 6.5%; principal and accrued unpaid interest due on August 26, 2011; loan guaranteed by Causey Lyon Enterprises, the noncontrolling owner of B&B Roadway.	399,000	-

Liabilities related to discontinued operations	(399,000)	(389,049)
Demand note payable	$-	$-

Long-term debt:

Unsecured non-interest bearing settlement of $235,000 payable to vendor; discounted rate of 15.0%; due in monthly installments of $4,000 commenced on March 1, 2010 and ending on May 1, 2014.	$156,337	$168,092

Other	11,187	15,299
	167,524	183,391
Less current portion	(32,036)	(32,847)
Long term liabilities related to discontinued operations	(135,488)	(150,544)
Long-term debt	$-	$-

Note 10 – Comprehensive Loss

The following table provides a summary of total comprehensive loss for the six months ended December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Consolidated net income (loss)	$44,825	$(84,023)
Other comprehensive income:
Unrealized holding loss	(18,583)	(16,289)
Total comprehensive income (loss)	$26,242	$(100,312)

Note 11 – Noncontrolling interest in discontinued operations

Causey Lyon Enterprises (CLE) is the 35% owner of the B&B Roadway joint venture; per the joint venture agreement, CLE manufactures all products for B&B Roadway. CLE is also one of several outsourced fabrication vendors for B&B ARMR. B&B ARMR’s investment in the joint venture was sold on January 31, 2011 pursuant to the Purchase Agreement; see Note 15 - Subsequent Event.

Changes in noncontrolling interest in discontinued operations for the six months ended December 31, 2010 and 2009 were as follows:

	2010	2009
Noncontrolling interest in discontinued operations at July 1	$(63,610)	$(17,113)
Income attributable to noncontrolling interest	(182,682)	(26,069)
Distributions paid to noncontrolling interest	105,000	37,100
Noncontrolling interest in discontinued operations at December 31	$(141,292)	$(6,082)

Note 12 – Related Party Transactions

During the six months ended December 31, 2010 and 2009, the Company had the following transactions with Causey Lyon Enterprises (CLE):

	December 31,
	2010	2009
Purchases (from)	$2,455,652	$1,592,102
Management Fees (paid to)	280,920	280,919
Rent (paid to)	32,490	32,490

Accounts payable arising from related party transactions reported in the Consolidated Balance Sheets as of  December 31, 2010 and June 30, 2010 was $963,490 and $888,073, respectively and are classified as Liabilities related to discontinued operations; see Note 4 – Discontinued Operations.

Note 13 – Factoring and Security Agreement with Capital Funding Solutions

On August 15, 2008, the Company entered into a factoring and security agreement with Capital Funding Solutions (“Capital Funding”). The factoring agreement provided that the Company would sell to Capital Funding certain of its accounts receivable. Moreover, the factoring agreement required that we grant to Capital Funding a continuing first priority security interest in all of our then owned and thereafter acquired accounts, chattel paper, deposit accounts, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations. The factoring agreement did not require us to grant a security interest in any of the assets of B&B Roadway. The factoring agreement was initially for a one-year term and was automatically extended by one year again on August 15, 2010. The factoring agreement was terminated on January 26, 2011 pursuant to the Purchase Agreement; see Note 15 – Subsequent Event.

For each account, Capital Funding would pay 80% of the face amount due on such Account at the time of purchase. Upon customer payment of the amount due, Capital Funding would pay 20% of the face amount due less the factoring fee (as defined in the factoring agreement).  The factoring fee was calculated as follows: .35% of the face amount due on an Account at the time of purchase for each 5 day period, computed from the end of the 5 day period following the date on which the purchase price was paid to us for such account and ending when such account was paid by the account debtor.

The factored balance outstanding under the factoring agreement as of December 31, 2010 and June 30, 2010 was $0 and $80,049, respectively.

Note 14 – Concentrations of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

Note 15 – Subsequent Event

Disposition of Assets

On December 17, 2010, the Company and B&B ARMR, a Delaware corporation and wholly-owned subsidiary of the Company, entered into that certain Purchase Agreement with a Buyer as described in Note 4 “Discontinued Operation”, pursuant to which Buyer agreed to purchase from B&B ARMR substantially all of the assets constituting B&B ARMR’s business of providing anti-terrorist barriers, security gates and gate operators for perimeter security applications, along with its investment in the joint venture B&B Roadway (collectively, the “Assets”).  The Purchase Agreement, the Assets and the terms and conditions of the purchase by Buyer of the Assets are described in more detail in the Form 8-K filed by the Company with the Securities and Exchange Commission on December 20, 2010.

On January 31, 2011, the Company completed the disposition of the Assets to Buyer.  The total purchase price consisted of a cash payment in the amount of $5,550,000, a promissory note of Buyer in the original principal amount of $450,000 and the assumption by Buyer of certain of B&B ARMR’s liabilities.  Of the cash portion of the proceeds, $450,000 was used by the Company to make an equity investment in B&B Roadway Holdings, LLC, a newly-formed Delaware limited liability company and the parent of Buyer.

The Company may retain the $450,000 promissory note issued to the Company in connection with the Asset Sale until the maturity of the promissory note (five (5) years from the date of issuance), or the Company may decide to sell the promissory note at any time in the future, at such price and on such terms as the Company deems to be reasonable at such time.  The Company’s $450,000 investment in B&B Holdings is expected to continue for an unknown and indefinite period of time.

The Asset Sale will be accounted for as a sale of assets transaction.  At the closing of the Asset Sale, any excess in the purchase price received by B&B ARMR, less transaction expenses, over the net book value of the net assets sold will be recognized as a gain by the Company. Within sixty (60) days of the closing, Buyer will prepare a closing net working capital amount. To the extent such amount is less than $230,000, the Company will be responsible for paying Buyer such shortfall.  To the extent such amount exceeds $230,000, Buyer will pay the Company such excess within approximately ninety (90) days after closing.

Following the Asset Sale, the Company will retain the net proceeds of the Asset Sale (estimated to be approximately $5 million after the payment of debt, payment of all expenses relating to the Asset Sale, and the equity investment in B&B Holdings), but will not be actively conducting any business. The Company will continue to exist, will continue to have operating expenses and its common stock will continue to be traded.

It is the current intention of the Company that, after the Asset Sale, it will actively seek an acquisition, merger, reverse merger, or similar business combination with a company with active operations.  If such a transaction occurs, the Company would thereafter be engaged in an active business. However, the Company is not currently engaged in meaningful negotiations with any such business. It is also possible that the Company might not be successful in finding a suitable company to acquire or merge with.  If, over time, the Company fails to find a suitable company to acquire or merge with, then the Company may consider liquidating and dissolving.  If liquidation were to occur, any remaining assets of the Company would be sold, and (after payment of the Company’s remaining liabilities) the cash proceeds, together with all other cash then held by the Company, would be distributed to the Company’s stockholders.  The Company would then be dissolved and would cease to exist.

Reverse Stock Split

At a Special Meeting of the stockholders held on January 31, 2011, the stockholders authorized a reverse stock split of the Company’s outstanding common stock, at an exchange ratio of 1- for-100 shares (the “Reverse Stock Split”), pursuant to an amendment to the Company’s Certificate of Incorporation, as amended (the “Amendment”). Upon the effectiveness of the Reverse Stock Split, the approximate number of outstanding shares of common stock will decrease from 560,910,018 to 5,609,100.

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements in this quarterly report on Form 10-Q include changes from anticipated levels of operations, valuation of investments, anticipated levels of revenues, future national or regional economic and competitive conditions, changes in relationships with our employees, access to capital, casualty to or other disruption of the operations that the Company is invested in, government regulations and our ability to meet our stated business goals.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements.

Results of Operations

Sale of operations. As discussed in Note 15 – Subsequent Events, the operations of the Company were sold on January 31, 2011.  The Company will continue to exist, will continue to have operating expenses and its common stock will continue to be traded.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses represent the operating expenses for the corporate parent, which increased $0.02 million for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009 due to increased professional fees as we brought the Company’s tax filings up-to-date. Expenses were relatively constant for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. The SG&A expenses incurred for the period presented are indicative of a parent with active operating subsidiaries. Some SG&A expenses will continue to be incurred as the Company seeks acquisition, merger, reverse merger, or similar business combination with a company with active operations.

Interest Expense. Interest expense increased $0.01 million during the quarter ended December 31, 2010 from $0.01 million compared to the quarter ended December 31, 2009, and increased $0.02 million during the six months ended December 31, 2010 from $0.01 million compared to the six months ended December 31, 2009.  This increase was primarily related to factored accounts receivable fees. The majority of the debt that generated this interest expense was paid pursuant to the Purchase Agreement; see Note 15 - Subsequent Event.

Transaction Costs. Transaction costs of $0.2 million during the quarter and six months ended December 31, 2010 represent expenses incurred related to the Purchase Agreement. These expenses will offset the gain on the sale that will be recorded in the quarter ending March 31, 2011.

Liquidity and Capital Resources

Following the Asset Sale, the Company will retain the net proceeds of the Asset Sale (estimated to be approximately $5 million after the payment of debt, payment of all expenses relating to the Asset Sale, and the equity investment in B&B Holdings), but will not be actively conducting any business.  The Company will continue to exist, will continue to have operating expenses and its common stock will continue to be traded.  Of these net proceeds, approximately $4 million will be in cash equivalents with maturities of less than six months and is expected to be sufficient to cover ongoing operating costs for the foreseeable future.

Our cash position increased $0.2 million during the six months ended December 31, 2010. At December 31, 2010, we had $0.2 million in cash and cash equivalents and no outstanding balance under our factoring agreement with Capital Funding Solutions. The factoring agreement, which was secured by substantially all of our assets, permitted us to borrow up to $1.0 million based on eligible invoices and was terminated on January 26, 2011 pursuant to the Purchase Agreement; see Note 15 – Subsequent Event.

For the six months ended December 31, 2010, our operating activities used $0.3 million of cash compared to $0.4 million of cash used during the six months ended December 31, 2009.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, we have concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure.

Based upon this assessment, our CEO and CFO concluded that, as of December 31, 2010, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly financial statements. We have concluded that our internal control over financial reporting was not effective as of December 31, 2010. Due to this material weakness, in preparing our quarterly financial statements, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

(b) Changes in Internal Controls. There were no changes to our internal controls over financial reporting during our last completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1+

Officer’s Certificates Pursuant to Section 302

31.2+

Officer’s Certificates Pursuant to Section 302

32.1+

Officer’s Certificates Pursuant to Section 906

32.2+

Officer’s Certificates Pursuant to Section 906

________________________

+

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 14, 2011	/s/ Brooks F. Sherman
Brooks F. Sherman
Director, Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

Date:	February 14, 2011	/s/ Sharon T. Doherty
Sharon T. Doherty
Chief Financial Officer

EXHIBIT INDEX

31.1+

Officer’s Certificates Pursuant to Section 302

31.2+

Officer’s Certificates Pursuant to Section 302

32.1+

Officer’s Certificates Pursuant to Section 906

32.2+

Officer’s Certificates Pursuant to Section 906

________________________

+

Filed herewith.