Form 10-Q
period 2011-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2011-05-16
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

Form 10-Q

________

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011.

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

As of April 30, 2011, 5,607,315 shares of the registrant’s common stock were outstanding.

INTEGRATED SECURITY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$3,880,803	$22,690
Restricted cash (note 13)	275,023	-
Short term investments	14,669	32,420
Other current assets	285,995	192,390
Assets related to discontinued operations	-	3,498,012
Total current assets	4,456,490	3,745,512

Other assets	905,600	68,000
Total Assets	$5,362,090	$3,813,512

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$48,721
Accrued liabilities	194,860	193,142
Demand note payable	-	80,049
Liabilities related to discontinued operations	111,689	1,696,853
Total current liabilities	306,549	2,018,765

Long-term liabilities related to discontinued operations	-	150,544

Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 5,610,100 and 5,591,936 shares issued, respectively	56,101	55,919
Treasury stock, at cost; 2,785 common shares	(125,606)	(125,606)
Additional paid in capital	43,584,771	43,535,927
Accumulated deficit	(38,404,973)	(41,849,478)
Accumulated other comprehensive loss (available for sale security)	(54,977)	(36,394)
Total stockholders’ equity	5,055,541	1,580,593
Noncontrolling interest in discontinued operations	-	63,610
Total equity	5,055,541	1,644,203

Total liabilities and equity	$5,362,090	$3,813,512

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue	$-	$-	$-	$-

Selling, general and administrative expenses	312,818	202,511	724,046	610,196

Loss from operations	(312,818)	(202,511)	(724,046)	(610,196)

Interest income	10,018	1,735	19,482	5,716
Interest expense	(272)	(9,886)	(31,616)	(24,317)

Loss from continuing operations	(303,072)	(210,662)	(736,180)	(628,797)

Net gain on discontinued operations (note 5)	3,692,905	188,260	4,353,521	548,441

Net income (loss)	3,389,833	(22,402)	3,617,341	(80,356)

Loss (income) from discontinued operations attributable to the noncontrolling interest	9,846	(44,361)	(172,836)	(70,430)

Net income (loss) attributable to common stockholders	$3,399,679	$(66,763)	$3,444,505	$(150,786)

Net income (loss) per common share (basic):
From continuing operations	$(0.05)	$(0.04)	$(0.13)	$(0.11)
From discontinued operations	0.66	0.03	0.75	0.09
Net income (loss) per common share (basic)	$0.61	$(0.01)	$0.62	$(0.03)

Net income (loss) per common share (diluted):
From continuing operations	$(0.05)	$(0.04)	$(0.13)	$(0.11)
From discontinued operations	0.66	0.03	0.75	0.09
Net income (loss) per common share (diluted)	$0.61	$(0.01)	$0.61	$(0.03)

Weighted average shares outstanding:
Basic	5,608,653	5,607,649	5,596,139	5,596,387
Assuming dilution	5,613,803	5,607,649	5,601,289	5,596,387

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITYS SYSTEMS INC
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,444,505	$(150,786)
Income from discontinued operations (note 5)	(4,353,521)	(548,441)
Income from discontinued operations attributable to the noncontrolling interest	172,836	70,430
Loss from continuing operations	(736,180)	(628,797)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation	1,529	1,924
Stock option expense	14,980	52,004
Expenses paid with stock or options	34,046	43,125
Changes in assets and liabilities:
Other assets	139,444	38,226
Accounts payable	(48,721)	(102,800)
Accrued liabilities	30,215	(20,490)
Net cash used in operating activities	(564,687)	(616,808)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Net (payments) borrowings of debt	(80,049)	82,823
Net cash (used in) provided by financing activities	(80,049)	82,823

Cash flows from discontinued operations:
Operating activities	555,949	504,793
Investing activities	4,494,591	(4,600)
Financing activities	(547,691)	66,226
Net cash provided by discontinued operations	4,502,849	566,419

Net increase in cash	3,858,113	32,434

Cash at beginning of period	22,690	30,944
Cash at end of period	$3,880,803	$63,378

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended March 31, 2011 and 2010

Note 1:  Basis of Presentation

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

Note 2:  Stock-based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation – Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”)). Under ASC 718, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, and that cost is recognized over the vesting period. Our forfeiture rate is a graded 20% rate, which averages out to an overall forfeiture rate of 48.8%. An expense of $14,980 was recorded in the nine months ended March 31, 2011. The known amount of compensation expense to be recognized in future periods through fiscal 2012 is $6,160.

Note 3:  Recent Accounting Pronouncements

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

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles).” This statement’s objective is to communicate that the FASB Accounting Standards CodificationTM became the single official source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and the Company adopted this standard in the first quarter of 2010. The adoption of ASC 105 did not have a material effect on the Company’s financial statements.

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

Note 4:  Other Assets

Other assets at March 31, 2011 are primarily comprised of a promissory note of Buyer in the original principal amount of $450,000 and an equity investment in B&B Roadway Holdings, LLC, a newly-formed Delaware limited liability company and the parent of Buyer; see Note 5, “Discontinued Operations” and Note 13, “Disposition of Assets” for further discussion.  Other assets at June 30, 2010 represent the long term portion of a receivable for estimated royalty payments to be paid through March 2012, and is included in current assets at March 31, 2011.

Note 5:  Discontinued Operations

The Company, the Company’s wholly-owned subsidiary, B&B ARMR Corporation (“B&B ARMR”), and B&B Roadway and Security Solutions, LLC (“Buyer”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) on December 17, 2010.  Pursuant to the terms and conditions of the Purchase Agreement, B&B ARMR sold substantially all of the assets of B&B ARMR on January 31, 2011. Such assets included, but were not limited to, the accounts receivable, fixed assets and intellectual property constituting B&B ARMR’s business of providing anti-terrorist barriers, security gates and gate operators for perimeter security applications, along with its investment in the joint venture B&B Roadway, LLC (collectively, the “Assets”). The purchase price paid by Buyer to B&B ARMR for the Assets was $6.2 million, subject to certain potential adjustments set forth in the Purchase Agreement. Buyer has also assumed certain liabilities of B&B ARMR; see Note 13, “Disposition of Assets”, for further discussion of the sale.

The operating results for both B&B ARMR and B&B Roadway, LLC (“B&B Roadway”) through the date of the sale have been aggregated and reported as discontinued operations in the Consolidated Statement of Operations, and the associated liabilities are classified separately in the balance sheet. Prior periods have been reclassified to conform to the current-period presentation.

Income from discontinued operations:

Income from discontinued operations reported in the Consolidated Statements of Operations consists of the following:

	For the nine months ended March 31,
	2011	2010
Revenue:
Sales	$5,743,147	$5,600,465
Other revenue	50,681	8,255
Total Revenue	5,793,828	5,608,720
Cost of sales	3,729,886	3,711,117

Gross profit	2,063,942	1,897,603

Selling, general and administrative	1,143,706	1,333,643

Income from discontinued operations	920,236	563,959

Interest expense	(37,714)	(15,519)
Gain on sale of assets	3,544,804	-

Net gain on discontinued operations before income taxes	4,427,326	548,441

Income tax provision	(73,805)	-

Net gain on discontinued operations	4,353,521	548,441

Income from discontinued operations attributable to the noncontrolling interest	(172,836)	(70,430)

Net gain on discontinued operations attributable to common stockholders	$4,180,685	$478,011

Gain on sale of assets: The excess of the purchase price received by B&B ARMR, less transaction expenses, over the net book value of the net assets sold was recognized as a gain by the Company; see Note 13, “Disposition of Assets” for further explanation of the sale transaction.

Income taxes:  Although the Company has $35 million in net operating loss carryforwards to offset future income tax expense, alternative minimum tax rules require an estimated payment of $0.07 million related to the gain on sale of assets.

Assets related to discontinued operations:

Assets related to discontinued operations reported in the Consolidated Balance Sheets for March 31, 2011 and June 30, 2010 consist of the following:

	March 31,	June 30,
	2011	2010
Accounts receivable, net of allowances of $0 and $214,389, respectively	$-	$1,324,461
Inventory, net of reserves	-	410,611
Other current assets	-	29,910
Property and equipment, net	-	11,220
Goodwill	-	1,707,953
Other assets	-	13,857
Total assets related to discontinued operations	$-	$3,498,012

The majority of our accounts receivable are due from companies in the perimeter security and road and bridge industries. Credit is extended based on evaluation of the customer's financial condition and credit history. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts and sales allowance. We determined our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. After taking into account any reserves for bad debt and any sales allowances, to the extent any account receivable acquired by the Buyer remains outstanding one hundred twenty (120) days subsequent to the purchase, Buyer may assign to the Company any such uncollected receivable and the Company must remit the amount assigned to the Buyer.

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation. The establishment of inventory allowances for excess and obsolete inventories is based on estimated exposure on specific inventory items.

Liabilities related to discontinued operations:

Liabilities related to discontinued operations reported in the Consolidated Balance Sheets for March 31, 2011 and June 30, 2010, separated by liabilities retained by the Company and liabilities assumed by the Buyer, consist of the following:

	March 31,	June 30,
	2011	2010
Accounts payable	$-	$40,553
Accrued liabilities	43,689	111,797
Notes payable - current	-	341,847
Notes payable - long term	-	150,544
Total retained liabilities related to discontinued operations	$43,689	$644,741

Accounts payable	$-	$1,074,047
Accrued liabilities	-	128,609
Income tax	68,000	-
Total assumed liabilities related to discontinued operations	68,000	1,202,656

Total liabilities related to discontinued operations	$111,689	$1,847,397

We have one-year, two-year and five-year limited warranties on products we manufacture both internally and externally.  We provide for repair or replacement of components and/or products that contain defects of material or workmanship; to date, these costs have not been material.  We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized.  The warranty liabilities were assumed by the Buyer.

Note 6:  Earnings per Share

Earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. At March 31, 2011 and 2010 there were 5,150 shares of in-the-money potentially dilutive common shares outstanding. These shares were not included in weighted average shares outstanding for the quarter ended March 31, 2010 or for the nine months ended March 31, 2010 because their effect is antidilutive due to the Company’s reported net loss.

At March 31, 2011 and 2010, we had 6,792,015 and 6,736,022 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

Note 7:  Debt

As of March 31, 2011 and June 30, 2010, our current and long-term debt consisted of the following:

	March 31,	June 30,
	2011	2010
Demand note payable:
Demand secured promissory note with a finance company to factor accounts receivable with recourse. This accounts receivable factoring facility has a factoring fee of 0.35% per 5 day period for which each invoice is outstanding	$-	$80,049

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000; interest rate of 6.5%; principal and accrued unpaid interest due on August 2, 2010; loan guaranteed by Causey Lyon Enterprises, the noncontrolling owner of B&B Roadway.	$-	$309,000

Liabilities related to discontinued operations	-	(309,000)
Demand note payable	$-	$80,049

Long-term debt:
Unsecured non-interest bearing settlement of $235,000 payable to vendor; discounted rate of 15.0%; due in monthly installments of $4,000 commenced on March 1, 2010 and ending on May 1, 2014.	$-	$168,092

Other	-	15,299
	-	183,391
Less current portion related to discontinued operations	-	(32,847)
Long term liabilities related to discontinued operations	-	(150,544)
Long-term debt	$-	$-

Note 8:  Comprehensive Income (Loss)

The following table provides a summary of total comprehensive loss for the nine months ended March 31, 2011 and 2010:

	March 31,
	2011	2010
Consolidated net income (loss)	$3,444,505	$(150,786)
Other comprehensive income:
Unrealized holding loss	(18,583)	(26,420)
Total comprehensive income (loss)	$3,425,922	$(177,206)

Note 9:  Noncontrolling Interest in Discontinued Operations

Causey Lyon Enterprises (CLE) is the 35% owner of the B&B Roadway joint venture; per the joint venture agreement, CLE manufactures all products for B&B Roadway. CLE is also one of several outsourced fabrication vendors for B&B ARMR.  B&B ARMR’s investment in the joint venture was sold on January 31, 2011 pursuant to the Purchase Agreement; see Note 13, “Disposition of Assets”.

Changes in noncontrolling interest in discontinued operations for the nine months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Noncontrolling interest in discontinued operations at June 30	$63,610	$17,113
Income attributable to noncontrolling interest	172,836	70,430
Distributions paid to noncontrolling interest	(115,500)	(61,600)
Sale of interest in joint venture	(120,946)
Noncontrolling interest in discontinued operations at March 31	$-	$25,943

Note 10:  Related Party Transactions

During the nine months ended March 31, 2011 and 2010, the Company had the following transactions with Causey Lyon Enterprises (CLE):

	March 31,
	2011	2010
Purchases (from)	$2,708,474	$2,359,476
Management Fees (paid to)	327,740	421,379
Rent (paid to)	37,905	48,735

Accounts payable arising from related party transactions reported in the Consolidated Balance Sheets as of  March 31, 2011 and June 30, 2010 was $0 and $888,073, respectively and are classified as Liabilities related to discontinued operations; see Note 5, “Discontinued Operations”.

Note 11:  Factoring and Security Agreement with Capital Funding Solutions

On August 15, 2008, the Company entered into a factoring and security agreement with Capital Funding Solutions (“Capital Funding”). The factoring agreement provided that the Company would sell to Capital Funding certain of its accounts receivable. Moreover, the factoring agreement required that we grant to Capital Funding a continuing first priority security interest in all of our then owned and thereafter acquired accounts, chattel paper, deposit accounts, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations. The factoring agreement did not require us to grant a security interest in any of the assets of B&B Roadway. The factoring agreement was initially for a one-year term and was automatically extended by one year again on August 15, 2010. The factoring agreement was terminated on January 26, 2011 pursuant to the Purchase Agreement; see Note 13, “Disposition of Assets”.

For each account, Capital Funding would pay 80% of the face amount due on such Account at the time of purchase. Upon customer payment of the amount due, Capital Funding would pay 20% of the face amount due less the factoring fee (as defined in the factoring agreement).  The factoring fee was calculated as follows: 0.35% of the face amount due on an Account at the time of purchase for each 5 day period, computed from the end of the 5 day period following the date on which the purchase price was paid to us for such account and ending when such account was paid by the account debtor.

The factored balance outstanding under the factoring agreement as of March 31, 2011 and June 30, 2010 was $0 and $80,049, respectively.

Note 12:  Concentrations of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

Note 13:  Disposition of Assets

On December 17, 2010, the Company and B&B ARMR, a Delaware corporation and wholly-owned subsidiary of the Company, entered into that certain Purchase Agreement with a Buyer as described in Note 5, “Discontinued Operations”, pursuant to which Buyer agreed to purchase from B&B ARMR substantially all of the assets constituting B&B ARMR’s business of providing anti-terrorist barriers, security gates and gate operators for perimeter security applications, along with its investment in the joint venture B&B Roadway (collectively, the “Assets”).  The Purchase Agreement, the Assets and the terms and conditions of the purchase by Buyer of the Assets are described in more detail in the Form 8-K filed by the Company with the Securities and Exchange Commission on December 20, 2010.

On January 31, 2011, the Company completed the disposition of the Assets to Buyer.  The total purchase price consisted of a cash payment in the amount of $5,550,000, a promissory note of Buyer in the original principal amount of $450,000 and the assumption by Buyer of certain of B&B ARMR’s liabilities.  Of the cash portion of the proceeds, $450,000 was used by the Company to make an equity investment in B&B Roadway Holdings, LLC, a newly-formed Delaware limited liability company and the parent of Buyer.  Of the cash payment, $275,000 was deposited to an escrow fund in order to secure the Company’s and B&B ARMR’s indemnification obligations under the Purchase Agreement.  This escrow period terminates twelve (12) months from the date of the sale.

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

Buyer prepared a closing net working capital amount within sixty (60) days of the closing, which exceeded the threshold in the Purchase Agreement by $171,000. Buyer paid the Company such excess in April 2011.

The Asset Sale is accounted for as a sale of assets transaction; the excess of the purchase price received by B&B ARMR, less transaction expenses, over the net book value of the net assets sold was recognized as a gain by the Company.  The Company has retained the net proceeds of the Asset Sale, but will not be actively conducting any business. The Company will continue to exist, will continue to have operating expenses and its common stock will continue to be traded.

It is the current intention of the Company that it will actively seek an acquisition, merger, reverse merger, or similar business combination with a company with active operations.  If such a transaction occurs, the Company would thereafter be engaged in an active business. However, the Company is not currently engaged in meaningful negotiations with any such business. It is also possible that the Company might not be successful in finding a suitable company to acquire or merge with.  If, over time, the Company fails to find a suitable company to acquire or merge with, then the Company may consider liquidating and dissolving.  If liquidation were to occur, any remaining assets of the Company would be sold, and (after payment of the Company’s remaining liabilities) the cash proceeds, together with all other cash then held by the Company, would be distributed to the Company’s stockholders.  The Company would then be dissolved and would cease to exist.

Note 14:  Reverse Stock Split

At a Special Meeting of the stockholders held on January 31, 2011, the stockholders authorized a reverse stock split of the Company’s outstanding common stock, at an exchange ratio of 1- for-100 shares (the “Reverse Stock Split”), pursuant to an amendment to the Company’s Certificate of Incorporation, as amended (the “Amendment”). Upon the effectiveness of the Reverse Stock Split, the number of outstanding shares of common stock decreased from 560,818,300 to 5,608,183.

Note 15:  Subsequent Event

At a Special Meeting of the stockholders held on May 10, 2011, the stockholders authorized an amendment to the Company’s Certificate of Incorporation to decrease the number of authorized shares of the Company from 800,750,000 shares to 57,000,000 shares, of which 56,250,000 shares will be common stock, par value $0.01 per share and of which 750,000 shares will be preferred stock, par value $0.01 per share. The Company believes that the Amendment to decrease the Company’s authorized number of shares will reduce the Company’s franchise taxes in the State of Delaware.

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

Results of Operations

Selling, general and administrative: Selling, general and administrative (“SG&A”) expenses represent the operating expenses for the corporate parent, and increased $0.1 million for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 as well as for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 due to incentives related to the sale and an increase in Delaware franchise taxes related to the new capital structure following the reverse stock split.  On May 10, 2011 the Company amended its Certificate of Incorporation to decrease the number of authorized shares of the Company from 800,750,000 shares to 57,000,000 shares and believes that this will reduce the Delaware franchise tax going forward; see Note 15: “Subsequent Event”.  The SG&A expenses incurred for the period presented are indicative of a parent with active operating subsidiaries. Some SG&A expenses will continue to be incurred as the Company seeks acquisition, merger, reverse merger, or similar business combination with a company with active operations.

Interest expense: Interest expense decreased $0.01 million during the quarter ended March 31, 2011 by $0.01 million compared to the quarter ended March 31, 2010 due to the elimination of debt.  Interest expense increased $0.01 million during the nine months ended March 31, 2011 from $0.02 million for the nine months ended March 31, 2010; this increase was primarily related to factored accounts receivable fees. The debt that generated this interest expense was paid pursuant to the Purchase Agreement; see Note 13, “Disposition of Assets”.

Net gain on discontinued operations: As discussed in Note 5, “Discontinued Operations” and Note 13, “Disposition of Assets”, the operations of the Company were sold on January 31, 2011.  The Company will continue to exist, will continue to have operating expenses and its common stock will continue to be traded.

Liquidity and Capital Resources

Following the Asset Sale, the Company retained the net proceeds of the Asset Sale ($4.9 million after the payment of debt, payment of all expenses relating to the Asset Sale, and the equity investment in B&B Holdings), but will not be actively conducting any business.  The Company will continue to exist, will continue to have operating expenses and its common stock will continue to be traded.  Of these net proceeds, $4.1 million was cash and was deposited in cash equivalents with maturities of less than six months and is expected to be sufficient to cover ongoing operating costs for the foreseeable future.

Our cash position increased $3.9 million during the nine months ended March 31, 2011. At March 31, 2011, we had $3.9 million in cash and cash equivalents. The factoring agreement, which was secured by substantially all of our assets, permitted us to borrow up to $1.0 million based on eligible invoices and was terminated on January 26, 2011 pursuant to the Purchase Agreement; see Note 13, “Disposition of Assets”.

Our operating activities used $0.6 million of cash for both of the nine months ended March 31, 2011 and March 31, 2010.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, we have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure.

Based upon this assessment, our CEO and CFO concluded that, as of March 31, 2011, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly financial statements. We have concluded that our internal control over financial reporting was not effective as of March 31, 2011. Due to this material weakness, in preparing our quarterly financial statements, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

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

Date:	May 16, 2011	/s/ Russell Cleveland
Russell Cleveland
Chairman of the Board, Chief Executive Officer

Date:	May 16, 2011	/s/ Sharon T. Doherty
Sharon T. Doherty
Chief Financial Officer

EXHIBIT INDEX

31.1+

Officers’ Certificate Pursuant to Section 302

31.2+

Officers’ Certificate Pursuant to Section 302

32.1+

Officers’ Certificate Pursuant to Section 906

32.2+

Officers’ Certificate Pursuant to Section 906

________________________

+

Filed herewith.