Form 10-K
period 2011-06-30
INTEGRATED SECURITY SYSTEMS INC
filed 2011-08-31
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2011

Or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒    No   ☐

The aggregate market value of the voting common equity held by non-affiliates of the registrant on December 31, 2010 was approximately $631,000.  This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors and stockholders owning in excess of 5% of the registrant’s common stock and multiplying the remainder by the closing price as reported on the over-the-counter market.

The number of shares outstanding of the registrant’s class of common stock was as follow: 5,607,315 shares of common stock, par value $0.01 per share, as of August 29, 2011.

PART I

Cautionary Note Regarding Forward Looking Statements

This annual report on Form 10-K includes statements made by Integrated Security Systems, Inc. about future events and expectations, or “forward-looking statements”.  For those statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Generally, the words “may,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,”, “continue” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Important factors that could cause actual results to differ materially from any forward-looking statements include changes from anticipated levels of operations, valuation of investments, anticipated levels of revenues, future national or regional economic and competitive conditions, changes in relationships with our employees, access to capital, casualty to or other disruption of the operations that we are invested in, government regulations and our ability to meet our stated business goals.  We qualify any forward-looking statements entirely by these cautionary factors.

The above mentioned risk factors are not all-inclusive.  Given these uncertainties and that such statements speak only as of the date made, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 1. Business

Business Overview

Integrated Security Systems, Inc. (“we”, “our”, “us”, or the “Company”) was formed in December 1991 as a Delaware corporation and became publicly traded in April 1993.

Prior to January 31, 2011, our wholly-owned subsidiary B&B ARMR Corporation, and a joint venture entity, B&B Roadway, LLC, designed, developed, distributed and serviced security and traffic control products used in the commercial, industrial and government sectors.  B&B Roadway, LLC was a joint venture with Causey Lyon Enterprises, Inc operating in the state and federal road and bridge market.  We owned 65% of B&B Roadway, LLC. Causey Lyon Enterprises owned the remaining 35%, managed its operations, and manufactured and distributed all products relating to the road and bridge industry.

On January 31, 2011, the Company sold substantially all of the assets of B&B ARMR Corporation, including its investment in the joint venture B&B Roadway, LLC (the “Asset Sale”).  The Company has retained the net proceeds of the Asset Sale, but is not actively conducting any business. The Company continues to exist, continues to have operating expenses and its common stock continues to be traded.  The Company is actively seeking an acquisition, merger, reverse merger, or similar business combination with a company with active operations.  If such a transaction occurs, the Company would thereafter be engaged in an active business. However, the Company is not currently engaged in meaningful negotiations with any such business. It is also possible that the Company might not be successful in finding a suitable company to acquire or merge with.  If, over time, the Company fails to find a suitable company to acquire or merge with, then the Company may consider liquidating and dissolving.  If liquidation were to occur, any remaining assets of the Company would be sold, and (after payment of the Company’s remaining liabilities) the cash proceeds, together with all other cash then held by the Company, would be distributed to the Company’s stockholders.  The Company would then be dissolved and would cease to exist.

At a Special Meeting of the stockholders held on January 31, 2011, the stockholders authorized a reverse stock split of the Company’s outstanding common stock, at an exchange ratio of 1- for-100 shares (the “Reverse Stock Split”), pursuant to an amendment to the Company’s Certificate of Incorporation, as amended. Upon the effectiveness of the Reverse Stock Split, the number of outstanding shares of common stock decreased from 560,818,300 to 5,608,183.  All share and per share information has been restated for all periods presented to reflect the Reverse Stock Split.

Product Warranties

Prior to January 31, 2011, we had one-year, two-year and five-year limited warranties on products we manufactured both internally and externally.  The length of the warranty was generally dictated by competition and extended warranties were sold to customers at additional cost. We provided for repair or replacement of components and/or products that contained defects of material or workmanship. These warranty liabilities were assumed by the buyer in the Asset Sale.

Environmental Compliance

The manufacturing of the Company’s products was principally outsourced to third parties. Therefore, the Company did not incur any significant costs nor retain any risks for environmental compliance.

Employees

As of June 30, 2011, we employed 4 people. None of our employees are subject to collective bargaining agreements. We believe that relations with our employees are good.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 2009 Chenault Drive, Suite 114, Carrollton, Texas 75006.  There is no lease for this facility as we rent an office on a month-to-month basis.

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

At a Special Meeting of the stockholders held on January 31, 2011, the stockholders authorized a reverse stock split of the Company’s outstanding common stock, at an exchange ratio of 1- for-100 shares (the “Reverse Stock Split”), pursuant to an amendment to the Company’s Certificate of Incorporation, as amended. Upon the effectiveness of the Reverse Stock Split, the number of outstanding shares of common stock decreased from 560,818,300 to 5,608,183.  All share and per share information has been restated for all periods presented to reflect the Reverse Stock Split.

At a Special Meeting of the stockholders held on May 10, 2011, the stockholders authorized an amendment to the Company’s Certificate of Incorporation to decrease the number of authorized shares of the Company from 800,750,000 shares to 57,000,000 shares, of which 56,250,000 shares will be common stock, par value $0.01 per share and of which 750,000 shares will be preferred stock, par value $0.01 per share. The Company believes that the amendment to decrease the Company’s authorized number of shares will reduce the Company’s franchise taxes in the State of Delaware

The following table shows the range of high and low bid quotations for our common stock on the Over-the-Counter Bulletin Board market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in our securities may at times be illiquid due to low volume.

	Common Stock
	High	Low
Fiscal Year 2011
Fourth Quarter	$1.65	$0.97
Third Quarter (1)	2.50	0.50
Second Quarter (1)	0.60	0.25
First Quarter (1)	0.60	0.25
Fiscal Year 2010
Fourth Quarter (1)	$0.69	$0.40
Third Quarter (1)	1.40	0.50
Second Quarter (1)	3.00	0.54
First Quarter (1)	3.00	0.50

(1)  Shares have been adjusted for the effect of the 1-for-100 reverse stock split effective January 31, 2011 and recorded on Feb 17, 2011.

On August 19, 2011, the last reported sales price for the common stock as reported on the Over-the-Counter Bulletin Board was $1.19.

Holders

As of August 29, 2011, there were 5,607,315 shares of common stock outstanding. The shares of common stock are held of record by approximately 176 holders, including those brokerage firms and/or clearing houses holding our common stock for their clientele, with each such brokerage house and/or clearing house being considered as one holder.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and marketing of our business. We do not intend to pay any dividends on our common stock in the foreseeable future. The terms of the Company’s Series D $20 Convertible Preferred Stock prohibit us from paying dividends on our common stock, except for dividends payable in shares of common stock, unless all accrued and unpaid dividends on all outstanding shares of Series D $20 Convertible Preferred Stock have been paid.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

There is no information required to be reported under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Integrated Security Systems, Inc. was formed in December 1991 as a Delaware corporation and became publicly traded in April 1993.  Prior to January 31, 2011, our wholly-owned subsidiary B&B ARMR Corporation, and a joint venture entity, B&B Roadway, LLC, designed, developed, distributed and serviced security and traffic control products used in the commercial, industrial and government sectors.  B&B Roadway, LLC was a joint venture with Causey Lyon Enterprises, Inc operating in the state and federal road and bridge market.  We owned 65% of B&B Roadway, LLC. Causey Lyon Enterprises owned the remaining 35%, managed their operations, and manufactured and distributed all products relating to the road and bridge industry.

On January 31, 2011, the Company sold substantially all of the assets of B&B ARMR Corporation, including its investment in the joint venture B&B Roadway, LLC (the “Asset Sale”).  The total purchase price consisted of a cash payment in the amount of $5,550,000, a promissory note of buyer in the original principal amount of $450,000 and the assumption by buyer of certain of B&B ARMR’s liabilities.  Of the cash portion of the proceeds, $450,000 was used by the Company to make an equity investment in B&B Roadway Holdings, LLC, a newly-formed Delaware limited liability company and the parent of buyer.  Of the cash payment, $275,000 was deposited to an escrow fund in order to secure the Company’s and B&B ARMR’s indemnification obligations under the Asset Purchase Agreement entered into in connection with the Asset Sale.  This escrow period terminates January 31, 2012.

The Company has retained the net proceeds of the Asset Sale, but is not actively conducting any business. The Company continues to exist, continues to have operating expenses and its common stock continues to be traded. The Company is actively seeking an acquisition, merger, reverse merger, or similar business combination with a company with active operations.  If such a transaction occurs, the Company would thereafter be engaged in an active business. However, the Company is not currently engaged in meaningful negotiations with any such business. It is also possible that the Company might not be successful in finding a suitable company to acquire or merge with.  If, over time, the Company fails to find a suitable company to acquire or merge with, then the Company may consider liquidating and dissolving.  If liquidation were to occur, any remaining assets of the Company would be sold, and (after payment of the Company’s remaining liabilities) the cash proceeds, together with all other cash then held by the Company, would be distributed to the Company’s stockholders.  The Company would then be dissolved and would cease to exist.

At a Special Meeting of the stockholders held on January 31, 2011, the stockholders authorized a reverse stock split of the Company’s outstanding common stock, at an exchange ratio of 1- for-100 shares (the “Reverse Stock Split”), pursuant to an amendment to the Company’s Certificate of Incorporation, as amended. Upon the effectiveness of the Reverse Stock Split, the number of outstanding shares of common stock decreased from 560,818,300 to 5,608,183.  All share and per share information has been restated for all periods presented to reflect the Reverse Stock Split.

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

Critical Accounting Policies

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

Discontinued Operations

In accordance with generally accepted accounting principles, the operating results for both B&B ARMR and B&B Roadway, as well as the gain on sale of assets and the associated income tax provision, have been aggregated and reported as discontinued operations in the Consolidated Statement of Operations. The gain on sale of assets represents the excess of the purchase price received, less transaction expenses, over the book value of the net assets sold.  The associated assets and liabilities of these discontinued operations are also segregated in the balance sheet. Prior periods have been reclassified to conform to the current-period presentation.  See Note 17 to the financial statements, “Discontinued Operations”, for more detail regarding these discontinued operations.

Results of Operations

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010

General and administrative expenses. General and administrative expenses decreased approximately $0.02 million during fiscal year 2011 to $0.80 million, due to decreased headcount and operating expenses of $0.17 million as we transitioned from a parent company with operating activities to a shell company, and offset by $0.15 million in management incentives related to the sale.  Annual operating expenses, excluding any transaction fees related to potential business combinations, are anticipated to be approximately half of fiscal year 2011 due to the reduced activities as a shell company.

Interest Expense.  Interest expense was $0.03 million in both fiscal years 2011 and 2010, and is related to factored invoices.  The factoring agreement was terminated on January 26, 2011 in connection with the Asset Sale.  We do not anticipate incurring additional interest expense unless we obtain financing as a part of a business combination.

Discontinued operations.  Net gain on discontinued operations, which represents the operations of B&B ARMR and B&B Roadway, was $4.39 million in fiscal year 2011 compared to $1.00 million in fiscal 2010.  Included in fiscal 2011 is a $ 3.54 million pre-tax gain on the sale of the operations.

Impairment of other assets.  Asset impairment charges were $0.01 million and $0.08 million in fiscal years 2011 and 2010, respectively, and related to royalties receivable. The impairment was due to lower forecasted sales than originally estimated.

Income from discontinued operations attributable to the noncontrolling interest.  We allocate earnings and losses of the joint venture to the noncontrolling interest based on their ownership percentage. Income attributable to the noncontrolling interest was $0.17 million in fiscal 2011 and $0.15 million in fiscal 2010.

Liquidity and Capital Resources

Cash Position

Our cash position increased $3.74 million during fiscal year 2011 resulting from the Asset Sale.  At June 30, 2011, we had $3.77 million in cash and cash equivalents which we intend to use for future operating expenses and any transaction costs that we may incur as a result of seeking a business combination.  If no indemnification obligations are incurred, the expiration of the escrow agreement on January 31, 2012 will provide $0.27 million of cash. The Company maintains cash balances with financial institutions which are, at times, in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

Operating Activities

For the fiscal year ended June 30, 2011, our operating activities used $0.69 million of cash compared to $0.71 million in fiscal year ended June 30, 2010.  We anticipate having sufficient cash to fund our operating expenses for the foreseeable future.

Factoring and Security Agreement with Capital Funding Solutions in Fiscal 2011 and Fiscal 2010

On August 15, 2008, we entered into a factoring and security agreement with Capital Funding Solutions (“Capital Funding”).  The factoring agreement provided that the Company would sell to Capital Funding certain of its accounts receivable of B&B ARMR.  These transfers were accounted for as secured borrowings.  Moreover, the factoring agreement required that we grant to Capital Funding a continuing first priority security interest in all of our then owned and thereafter acquired accounts, chattel paper, deposit accounts, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations.  The factoring agreement did not require us to grant a security interest in any of the assets of B&B Roadway.  The factoring agreement was initially for a one year term, and was automatically extended by one year again on August 15, 2010.

For each account, Capital Funding would pay us up to 80% of the face amount due on such account at the time of purchase.  Upon customer payment of the amount due, Capital Funding would pay 20% of the face amount due less the factoring fee.  The factoring fee is calculated as follows: 0.35% of the face amount due on an account at the time of purchase for each 5 day period, computed from the end of the 5 day period following the date on which the purchase price is paid to us for such account and ending when such account is paid by the account debtor.

The factoring agreement was terminated on January 26, 2011 in connection with the Asset Sale. The factored balance of accounts receivable outstanding under the factoring agreement as of June 30, 2010, and the carrying amount of the associated liability, was $80,049 and $65,615, respectively.

Operating Line of Credit with CB&S Bank in Fiscal 2010 and Fiscal 2011

Effective July 28, 2009, the Company entered into a Multipurpose Note and Security Agreement with CB&S Bank, pursuant to which B&B Roadway was permitted to borrow up to $400,000 for working capital purposes. This operating line of credit was secured by B&B Roadway’s accounts receivable and payable on demand, bore interest at 6.5% on the outstanding borrowings and matured on August 2, 2010.  The agreement required that we grant to CB&S Bank a security interest in all of B&B Roadway’s then owned and after acquired accounts, chattel paper, and returned or repossessed goods.  This note was guaranteed by Causey Lyon Enterprises, the noncontrolling owner of B&B Roadway.  The note was extended until August 26, 2010.

Effective August 26, 2010 the Company entered into a Multipurpose Note and Security Agreement with CB&S Bank, pursuant to which B&B Roadway was permitted to borrow up to $400,000 for working capital purposes. This operating line of credit was secured by B&B Roadway’s accounts receivable and payable on demand, bore interest at 6.5% on the outstanding borrowings and matured on August 26, 2011.  The agreement required that we grant to CB&S Bank a security interest in all of B&B Roadway’s then owned and after acquired accounts, chattel paper, and returned or repossessed goods.  This note was guaranteed by Causey Lyon Enterprises, the noncontrolling owner of B&B Roadway.  The note was paid and the security agreement terminated on January 31, 2011 in connection with the Asset Sale.

Property and Equipment

There were no purchases of property and equipment during fiscal 2011. We have no commitments to purchase property and equipment.

Contractual obligations

We have no material commitments related to leases, debt, purchases or other contracts.

Related Party

Causey Lyon Enterprises was the 35% noncontrolling owner of B&B Roadway, managed the operations and manufactured all products for B&B Roadway and was also one of several outsourced fabrication vendors for B&B ARMR. See Note 19, to the financial statements, “Related Party Transactions”, for information regarding these transactions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

There is no information required to be reported under this Item 7A.

INTEGRATED SECURITY SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.

Financial Statements and Supplementary Data

Montgomery Coscia Greilich LLP

Certified Public Accountants

2500 Dallas Parkway, Suite 300

Plano, Texas 75093

972.748.0300 p

972.748.0700 f

Thomas A. Montgomery, CPA Matthew R. Coscia, CPA Paul E. Greilich, CPA Jeanette A. Musacchio James M. Lyngholm Christopher C. Johnson, CPA	J. Brian Simpson, CPA Rene E. Balli, CPA Erica D. Rogers, CPA Dustin W. Shaffer, CPA Gary W. Boyd, CPA Michal L. Gayler, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Integrated Security Systems, Inc.

We have audited the accompanying consolidated balance sheets of Integrated Security Systems, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Security Systems, Inc. as of June 30, 2011 and 2010, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich LLP

Montgomery Coscia Greilich LLP

Plano, Texas

August 31, 2011

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,767,427	$22,690
Restricted cash (note 5)	275,058	-
Short term investments	25,146	32,420
Other current assets	87,937	192,390
Assets related to discontinued operations	81,585	3,498,012
Total current assets	4,237,153	3,745,512

Other assets	900,000	68,000

Total Assets	$5,137,153	$3,813,512

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$736	$48,721
Accrued liabilities	104,180	193,142
Demand note payable	-	80,049
Liabilities related to discontinued operations	2,961	1,696,853
Total current liabilities	107,877	2,018,765

Long-term liabilities related to discontinued operations	-	150,544

Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 5,610,100 and 5,591,936 shares issued, respectively	56,101	55,919
Treasury stock, at cost; 2,785 common shares	(125,606)	(125,606)
Additional paid in capital	43,584,771	43,535,927
Accumulated deficit	(38,441,716)	(41,849,478)
Accumulated other comprehensive loss (available for sale security)	(44,499)	(36,394)
Total stockholders’ equity	5,029,276	1,580,593
Noncontrolling interest in discontinued operations	-	63,610
Total equity	5,029,276	1,644,203

Total liabilities and equity	$5,137,153	$3,813,512

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Operations

	For the Years Ended June 30,
	2011	2010
Revenue	$-	$-

General and administrative expenses	802,727	817,975

Loss from operations	(802,727)	(817,975)

Interest income	31,779	10,208
Interest expense	(31,616)	(33,191)
Impairment of other assets	(11,069)	(81,647)

Loss from continuing operations	(813,633)	(922,605)

Net gain on discontinued operations (Note 17)	4,394,231	1,000,695

Net income	3,580,598	78,090

Income from discontinued operations attributable to the noncontrolling interest	(172,836)	(146,597)

Net income (loss) attributable to common stockholders	$3,407,762	$(68,507)

Net income (loss) per common share (basic):
From continuing operations	$(0.15)	$(0.16)
From discontinued operations	0.75	0.15
Net income (loss) per common share (basic)	$0.61	$(0.01)

Net income (loss) per common share (diluted):
From continuing operations	$(0.15)	$(0.16)
From discontinued operations	0.75	0.15
Net income (loss) per common share (diluted)	$0.61	$(0.01)

Weighted average shares outstanding:
Basic	5,598,924	5,596,407
Assuming dilution	5,604,074	5,596,407

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Changes in Equity
For the Years Ended June 30, 2011 and 2010

								Accumulated
	Convertible					Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid in	Accumulated	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Equity	Interest	Equity

Balance at June 30, 2009	22,500	$225	5,591,268	$55,912	$(125,606)	$43,423,534	$(41,780,971)	$(12,000)	$1,561,094	$17,113	$1,578,207
Common stock issuance	-	-	19,167	192	-	42,933	-	-	43,125	-	43,125
Common stock retired	-	-	(18,499)	(185)	-	185	-	-	-	-	-
Stock option expense	-	-	-	-	-	69,275	-	-	69,275	-	69,275
Distributions	-	-	-	-	-	-	-	-	-	(100,100)	(100,100)
Unrealized holding loss	-	-	-	-	-	-	-	(24,394)	(24,394)	-	(24,394)
Net (loss) income	-	-	-	-	-	-	(68,507)	-	(68,507)	146,597	78,090
Comprehensive loss	-	-	-	-	-	-	-	-	(92,901)	-	(92,901)
Balance at June 30, 2010	22,500	$225	5,591,936	$55,919	$(125,606)	$43,535,927	$(41,849,478)	$(36,394)	$1,580,593	$63,610	$1,644,203
Common stock issuance	-	-	19,949	199	-	12,301	-	-	12,500	-	12,500
Common stock retired	-	-	(1,785)	(17)	-	17	-	-	-	-	-
Stock option expense	-	-	-	-	-	14,980	-	-	14,980	-	14,980
Stock options issued in lieu of payment						21,546			21,546		21,546
Distributions	-	-	-	-	-	-	-	-	-	(115,500)	(115,500)
Sale of joint venture	-	-			-	-	-	-	-	(120,946)	(120,946)
Unrealized holding loss	-	-	-	-	-	-	-	(8,105)	(8,105)	-	(8,105)
Net income	-	-	-	-	-	-	3,407,762	-	3,407,762	172,836	3,580,598
Comprehensive income	-	-	-	-	-	-	-	-	3,399,657	-	3,399,657
Balance at June 30, 2011	22,500	$225	5,610,100	$56,101	$(125,606)	$43,584,771	$(38,441,716)	$(44,499)	$5,029,276	$-	$5,029,276

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,407,762	$(68,507)
Income from discontinued operations (note 17)	(4,394,231)	(1,000,695)
Income from discontinued operations attributable to the noncontrolling interest	172,836	146,597
Loss from continuing operations	(813,633)	(922,605)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,529	2,753
Impairment of other assets	11,069	81,647
Stock option expense	14,980	69,275
Expenses paid with stock or options	34,046	43,125
Changes in assets and liabilities:
Other assets	160,552	121,529
Accounts payable	(48,681)	(142,461)
Accrued liabilities	(51,855)	34,234
Net cash used in operating activities	(691,993)	(712,503)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Net payments of debt	(80,049)	(11,436)
Net cash used in financing activities	(80,049)	(11,436)

Cash flows from discontinued operations:
Operating activities	651,464	721,191
Investing activities	4,413,006	(1,100)
Financing activities	(547,691)	(4,406)
Net cash provided by discontinued operations	4,516,779	715,685

Net increase (decrease) in cash	3,744,737	(8,254)

Cash at beginning of period	22,690	30,944
Cash at end of period	$3,767,427	$22,690

Supplemental disclosure of noncash financing activities:
Conversion of trade payable to unsecured long-term payable	$-	$177,240
Conversion of trade receivable to unsecured note receivable	-	23,103

Supplemental cash flow information:
Interest paid	$57,150	$64,140
Income taxes paid	58,000	-

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Integrated Security Systems, Inc. was formed in December 1991. As described in Note 15 “Disposition of Assets”, on January 31, 2011, the Company sold substantially all of the assets of its wholly-owned subsidiary, B&B ARMR Corporation, an anti-terrorist crash barrier and gate engineering and distribution company which has domestic and international installations and customers, including its investment in the joint venture B&B Roadway, LLC, a distributor of products relating to the road and bridge industry (the “Asset Sale”).

The Company has retained the net proceeds of the Asset Sale, but is not actively conducting any business. The Company continues to exist, continues to have operating expenses and its common stock continues to be traded.  The Company is actively seeking an acquisition, merger, reverse merger, or similar business combination with a company with active operations.  If such a transaction occurs, the Company would thereafter be engaged in an active business. However, the Company is not currently engaged in meaningful negotiations with any such business. It is possible that the Company might not be successful in finding a suitable company to acquire or merge with.  If, over time, the Company fails to find a suitable company to acquire or merge with, then the Company may consider liquidating and dissolving.  If liquidation were to occur, any remaining assets of the Company would be sold, and (after payment of the Company’s remaining liabilities) the cash proceeds, together with all other cash then held by the Company, would be distributed to the Company’s stockholders.  The Company would then be dissolved and would cease to exist.

2.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company adopted this standard in the first quarter of fiscal year 2011.  The adoption of ASU 2009-13 did not have a material effect on the Company’s consolidated financial statements or disclosures.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets”.  The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This standard is effective on a prospective basis as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  The Company adopted this standard in the first quarter of fiscal year 2011.  The adoption of ASU 2009-16 did not have a material effect on the Company’s consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”.  The objective of the amendments in this Accounting Standards Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  These amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Further, these amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be effective for the Company for the quarter ending September 30, 2012.  The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial statements or disclosures.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

CONCENTRATION OF CREDIT RISKS

The Company maintains cash balances with financial institutions which are, at times, in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

4.

SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Integrated Security Systems, Inc. and its wholly owned subsidiary, XARMR Corporation (formerly B&B ARMR Corporation), (the “Company”). Both B&B ARMR Corporation and the 65% owned joint venture B&B Roadway LLC, whose operating assets were sold on January 31, 2011 in the Asset Sale, are reported as Discontinued Operations on all financial statements as described in Note 17, “Discontinued Operations”.   All intercompany transactions and balances have been eliminated.

Noncontrolling Interest in Discontinued Operations

We allocate earnings of the joint venture to the noncontrolling interest based on its ownership percentage.  Accumulated income from discontinued operations attributable to the noncontrolling interest is included as a separate component of equity.

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

Effective January 1, 2009, the Company was required to adopt ASC 740-10 “Income Taxes”. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company did not recognize a decrease or increase in the liability for unrecognized tax benefits. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions. No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the year ending June 30, 2011.

Discontinued Operations

On January 31, 2011, the Company sold substantially all of the assets of its wholly-owned subsidiary, B&B ARMR Corporation, including its investment in the joint venture B&B Roadway, LLC.  In accordance with generally accepted accounting principles, the operating results for both B&B ARMR and B&B Roadway have been aggregated and reported as discontinued operations in the Consolidated Statement of Operations and the associated assets and liabilities are classified separately in the balance sheet. Prior periods have been reclassified to conform to the current-period presentation. For additional information refer to Note 17, “Discontinued Operations”.

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

Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents approximate fair value due to their relatively short-term maturity. The carrying value of short-term investments is the published trading value of publicly traded stock. The carrying value of long-term debt securities approximates fair value because it bears a prevailing market rate of interest.

Marketable Securities

The carrying value of marketable securities is the published trading value of publicly traded stock. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized, except for other-than-temporary impairments.  If it is determined that the impairment is other-than-temporary as defined in ASC 320-10-35, then an impairment loss is recognized in earnings. Total losses for securities with net losses in accumulated other comprehensive income are $44,499 and $36,394 at June 30, 2011 and 2010, respectively.

Valuation of Long-Lived Assets

The Company periodically reviews the net realizable value of its long-lived assets whenever events and circumstances indicate an impairment may have occurred.  In the event the Company determines that the carrying value of long-lived assets is in excess of estimated gross future cash flows for those assets, the Company will write-

down the value of the assets to a level commensurate with a discounted cash flow analysis of the estimated future cash flows.

The Company conducted an impairment test in accordance with ASC 360-10-35-15 “Subsequent Measurement – Impairment or Disposal of Long-Lived Assets”.  Asset impairment charges were $11,069 and $81,647 in fiscal 2011 and 2010, respectively, related to a royalty receivable.  The impairment was due to lower forecasted sales than originally estimated.

Stock-Based Compensation

The Company has stock based employee compensation plans, which are more fully described in Note 14, “Stock-Based Compensation.  The Company estimates the fair value for options granted using a Black-Scholes option-pricing model and accounts for stock-based compensation under the fair value recognition provisions codified in FASB ASC Topic 718, “Compensation – Stock Compensation”.

Insurance Reserves

Estimated insurance reserves are accrued primarily for general liability claims.  Estimates of these reserves are made based on the self-insurance retention for the policy covering the claim.

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

5.

RESTRICTED CASH

Restricted cash of $275,058 represents the portion of the cash consideration paid pursuant to the sale of B&B ARMR that was deposited to an escrow fund in order to secure the Company’s and B&B ARMR’s indemnification obligations under the Purchase Agreement (as defined in Note 17).  This escrow period terminates on January 31, 2012.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

OTHER ASSETS

Other assets at June 30, 2011 are comprised of a promissory note of Buyer (as defined in Note 17) in the original principal amount of $450,000, and a $450,000 equity investment in B&B Roadway Holdings, LLC, a newly-formed Delaware limited liability company and the parent of Buyer; see Note 15, “Disposition of Assets” for further discussion.  The note matures on January 31, 2016 and bears interest at 8% per annum, payable quarterly.  The equity investment is carried at cost as fair value is not readily determinable and the Company does not have significant influence over B&B Roadway Holdings, LLC.

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

8.

DEBT

Factoring and Security Agreement with Capital Funding Solutions in Fiscal Years 2010 and 2011

On August 15, 2008, we entered into a factoring and security agreement with Capital Funding Solutions (“Capital Funding”).  The factoring agreement provided that the Company would sell to Capital Funding certain of its accounts receivable of B&B ARMR.  These transfers were accounted for as secured borrowings.  Moreover, the factoring agreement required that we grant to Capital Funding a continuing first priority security interest in all of our then owned and thereafter acquired accounts, chattel paper, deposit accounts, inventory, equipment, instruments, investment property, documents, letter of credit rights, commercial tort claims, general intangibles and supporting obligations.  The factoring agreement did not require us to grant a security interest in any of the assets of B&B Roadway.  The factoring agreement was initially for a one year term, and was automatically extended by one year again on August 15, 2010.

For each account, Capital Funding would pay us up to 80% of the face amount due on such account at the time of purchase.  Upon customer payment of the amount due, Capital Funding would pay 20% of the face amount due less the factoring fee.  The factoring fee is calculated as follows: .35% of the face amount due on an account at the time of purchase for each 5 day period, computed from the end of the 5 day period following the date on which the purchase price is paid to us for such account and ending when such account is paid by the account debtor.

The factoring agreement was terminated on January 26, 2011 in connection with the Asset Sale; see Note 15, “Disposition of Assets”. The factored balance of accounts receivable outstanding under the factoring agreement as of June 30, 2010, and the carrying amount of the associated liability, was $80,049 and $65,615, respectively.

Operating Line of Credit with CB&S Bank in Fiscal Years 2010 and 2011

Effective July 28, 2009, the Company entered into a Multipurpose Note and Security Agreement with CB&S Bank, pursuant to which B&B Roadway was permitted to borrow up to $400,000 for working capital purposes. This operating line of credit was secured by B&B Roadway’s accounts receivable and payable on demand, bore interest at 6.5% on the outstanding borrowings and matured on August 2, 2010.  The agreement required that we grant to CB&S Bank a security interest in all of B&B Roadway’s then owned and after acquired accounts, chattel paper, and returned or repossessed goods.  This note was guaranteed by Causey Lyon Enterprises, the noncontrolling owner of B&B Roadway.  The note was extended until August 26, 2010.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective August 26, 2010 the Company entered into a Multipurpose Note and Security Agreement with CB&S Bank, pursuant to which B&B Roadway was permitted to borrow up to $400,000 for working capital purposes. This operating line of credit was secured by B&B Roadway’s accounts receivable and payable on demand, bore interest at 6.5% on the outstanding borrowings and matured on August 26, 2011.  The agreement required that we grant to CB&S Bank a security interest in all of B&B Roadway’s then owned and after acquired accounts, chattel paper, and returned or repossessed goods.  This note was guaranteed by Causey Lyon Enterprises, the noncontrolling owner of B&B Roadway.  The note was paid and the security agreement terminated on January 31, 2011 in connection with the Asset Sale; see Note 15, “Disposition of Assets”.

Our current and long term debt was comprised of the following at June 30:

	2011	2010
Demand note payable:
Demand secured promissory note with a finance company to factor accounts receivable with recourse.	$-	$80,049

Line of credit with a bank secured with accounts receivable; maximum borrowing amount of $400,000.	-	309,000

Liabilities related to discontinued operations	-	(309,000)
Demand note payable	$-	$80,049

Long-term debt:
Unsecured non-interest bearing settlement of $235,000 payable to vendor; discounted rate of 15.0%; due in monthly installments of $4,000 commenced on March 1, 2010 and ending on May 1, 2014.	$-	$168,092

Other	-	15,299
	-	183,391
Less current portion related to discontinued operations	-	(32,847)
Long term liabilities related to discontinued operations	-	(150,544)
Long-term debt	$-	$-

9.

NONCONTROLLING INTEREST IN DISCONTINUED OPERATIONS

Causey Lyon Enterprises (CLE) was the 35% owner of the B&B Roadway joint venture.  B&B ARMR’s investment in the joint venture was sold on January 31, 2011 pursuant to the Purchase Agreement; see Note 15, “Disposition of Assets”.

Income from discontinued operations attributable to the noncontrolling interest was $0.17 million and $0.15 million in fiscal years 2011 and 2010, respectively.  Accumulated income attributable to the noncontrolling interest was $0 and $63,610 as of June 30, 2011 and 2010, respectively.

10.

COMMON STOCK

The Company issued 19,949 shares of common stock with a fair value of $12,500 during fiscal year 2011, and 19,167 shares with a fair value of $43,125 during fiscal year 2010, in lieu of cash payment for director fees.  These shares are subject to restrictions on sale.

At a Special Meeting of the stockholders held on January 31, 2011, the stockholders authorized a reverse stock split of the Company’s outstanding common stock, at an exchange ratio of 1- for-100 shares (the “Reverse Stock Split”), pursuant to an amendment to the Company’s Certificate of Incorporation, as amended. Upon the effectiveness of the Reverse Stock Split, the number of outstanding shares of common stock decreased from 560,818,300 to 5,608,183.  All share and per share information has been restated for all periods presented to reflect the Reverse Stock Split.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

11.

CONVERTIBLE PREFERRED STOCK

At June 30, 2011 and 2010, convertible preferred stock, $0.01 par value per share, consisted of the following:

	Par Value	Shares Outstanding	Liquidation Value
Series A $20	$95	9,500	$190,000
Series D $20	130	13,000	260,000
	$225	22,500	$450,000

Series A $20 Convertible Preferred Stock.  At June 30, 2011, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into the equivalent of one-fifth (1/5th) of a share of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 consecutive trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into the equivalent of one-fifth (1/5th) of a share of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution.  In the event the Company enters into any consolidation, merger or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or other securities, each share of Series A Preferred will at the same time be similarly exchanged or changed into such consideration as is equal to four times the amount of consideration to be received for each share of common stock.

Series D $20 Convertible Preferred Stock.  At June 30, 2011 the Company had 13,000 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive, out of funds of the company legally available, dividends at the annual rate of $1.80 per annum per share.

The Company may redeem the Series D Preferred upon not less than 30 days notice, in whole or in part, for an amount of $20 per share plus all accrued but unpaid dividends applicable to such share. After notice and prior to the expiration of the 30-day notice period, holders of the Series D Preferred will have the option to convert the Series D Preferred into common stock prior to the redemption. Each share of the Series D Preferred may, at the option of the Company, be converted into the number of shares of common stock as determined by dividing $20 plus any accrued and unpaid dividends on such share by $80 at any time after (i) the closing bid price of the common stock exceeds $200.00 for 20 consecutive trading days, and (ii) the Company has sustained positive earnings per share of common stock for the two previous fiscal quarters. The holders of the Series D Preferred have the right to convert each share at any time into the number of shares of common stock as determined by dividing $20 plus any accrued and unpaid dividends on such share by $80. The holders of the Series D Preferred are entitled to receive $20 per share plus any accrued and unpaid dividends on such share before the holders of common stock are entitled to receive any distribution.  In the event the Company enters into any consolidation, merger or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or other securities, each share of Series D Preferred will at the same time be similarly exchanged or changed into the aggregate amount of stock as would have been received had the holder converted such shares immediately prior to the transaction.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

WARRANTS

The Company has 1,069,587 outstanding warrants to purchase shares of Common Stock; of these, 17,230 expire on July 29, 2012 and the remainder expire on May 31, 2014.  No warrants were issued during fiscal years 2010 and 2011.

Following is additional information with respect to warrant activity for the years ending June 30:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,076,587	$6.58	1,100,673	$7.19
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	(7,000)	25.00	(24,086)	34.46
Outstanding at end of period	1,069,587	$6.46	1,076,587	$6.58
Exercisable at end of period	1,069,587	$6.46	1,076,587	$6.58

13.

BENEFIT PLANS

Through June 15, 2010, the Company maintained a 401(k) savings and profit sharing plan. Participants included all employees who had completed one month of service. Employees could contribute up to 15% of compensation and the Company could, at its option, make discretionary contributions. Vesting on the Company’s contributions occurred over a three-year period. The Company recognized 401(k) matching expense of $25,157 during fiscal 2010.

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

14.

STOCK-BASED COMPENSATION

The Company’s 1997 Omnibus Stock Plan provides for the granting of 75,000 incentive stock options, non-statutory stock options, stock appreciation rights, awards of stock and stock purchase opportunities to its directors, employees and consultants. Under the plan, incentive stock options may only be granted to employees or directors of the Company.

Effective October 30, 2009 the Company adopted the 2009 Long-Term Incentive Plan, under which the Board of Directors authorized the granting of 250,000 incentive stock options, restricted stock, stock appreciation rights, performance awards, dividend equivalent right or other awards to its directors, employees and consultants. Under the plan, incentive stock options may only be granted to employees, directors or contractors of the Company.

Option exercise prices, in general, are equal to the market price at date of grant. Shares under grant generally become exercisable over three years and expire after ten years.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal year 2011, the Company granted 71,816 stock options in lieu of cash payment for director fees, which were exercisable on the grant date; the weighted average fair value of these options was $0.30. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model based on a volatility factor of 2.74 and a risk-free interest rate of 1.1%. There were no grants made during fiscal year 2010.

The Company’s outstanding stock options are exercisable for its Common Stock.  Option activity is summarized in the following table for the year ending June 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	52,000	10.84
Granted	71,816	0.35
Exercised	(31,500)	3.89
Forfeited	92,316	5.05
Outstanding at end of period	184,632	20.13
Exercisable at end of period	88,983	5.13

For exercisable options, the weighted average remaining contractual life is 7.6 years and the aggregate intrinsic value is $78,998.  An expense of $14,980 and $69,275 was recorded in fiscal years 2011 and 2010, respectively.  The known amount of compensation expense to be recognized in future periods is $6,160.

15.

DISPOSITION OF ASSETS

On December 17, 2010, the Company and B&B ARMR, a Delaware corporation and wholly-owned subsidiary of the Company, entered into that certain Purchase Agreement with a Buyer as described in Note 17, “Discontinued Operations”, pursuant to which Buyer agreed to purchase from B&B ARMR substantially all of the assets constituting B&B ARMR’s business of providing anti-terrorist barriers, security gates and gate operators for perimeter security applications, along with its investment in the joint venture B&B Roadway (collectively, the “Assets”).  The Purchase Agreement, the Assets and the terms and conditions of the purchase by Buyer of the Assets are described in more detail in the Form 8-K filed by the Company with the Securities and Exchange Commission on December 20, 2010.

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

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Asset Sale is accounted for as a sale of assets transaction; the excess of the purchase price received by B&B ARMR, less transaction expenses, over the net book value of the net assets sold was recognized as a gain by the Company.  The Company has retained the net proceeds of the Asset Sale, but is not actively conducting any business. The Company will continue to exist, will continue to have operating expenses and its common stock will continue to be traded.

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

16.

INCOME TAXES

All required income tax returns have been filed.

A reconciliation of the income tax provision and the amount computed by applying the federal statutory benefit rate to loss before income taxes follows for the years ended June 30:

	2011	2010
Federal statutory benefit rate	34.00%	34.00%
Utilization of net operating losses	-32.00%	0.00%
Valuation allowance	0.00%	-34.00%
	2.00%	0.00%

The utilization of net operating loss carryforwards against current year net income is limited by alternative minimum tax rules; see Note 17, “Discontinued Operations” for further information.

Deferred tax assets are comprised of the following at June 30:

	2011	2010
Deferred tax assets
Inventory reserve	$-	$93,000
Accounts receivable	-	73,000
Net operating loss carryforward	10,625,000	11,304,000
Other	-	28,000
Gross deferred tax asset	10,625,000	11,498,000

Deferred tax liabilities	-	-
Deferred tax asset	10,625,000	11,498,000
Valuation allowance	(10,625,000)	(11,498,000)
Net deferred tax asset	$-	$-

The Company has unused net operating loss carryforwards of approximately $31.2 million at June 30, 2011. These loss carryforwards expire between 2019 to 2030. The annual use of these carryforwards is substantially limited as a result of the uncertainty of the Company’s ability to generate future income since the Company is not actively conducting business. The Company has recorded a valuation allowance to the extent it is more likely than not that a tax benefit will not be realized prior to expiration of the carryforward periods.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.

DISCONTINUED OPERATIONS

The Company, the Company’s wholly-owned subsidiary, B&B ARMR Corporation (“B&B ARMR”), and B&B Roadway and Security Solutions, LLC (“Buyer”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) on December 17, 2010.  Pursuant to the terms and conditions of the Purchase Agreement, B&B ARMR sold substantially all of its assets to Buyer on January 31, 2011. Such assets included, but were not limited to, the accounts receivable, fixed assets and intellectual property constituting B&B ARMR’s business of providing anti-terrorist barriers, security gates and gate operators for perimeter security applications, along with its investment in the joint venture B&B Roadway, LLC (collectively, the “Assets”). The purchase price paid by Buyer to B&B ARMR for the Assets was $6.1 million, subject to certain potential adjustments set forth in the Purchase Agreement. Buyer has also assumed certain liabilities of B&B ARMR.  See Note 15, “Disposition of Assets”, for further discussion of the sale.

The operating results for both B&B ARMR and B&B Roadway, LLC (“B&B Roadway”) through the date of the sale have been aggregated and reported as discontinued operations in the Consolidated Statement of Operations, and the associated assets and liabilities are classified separately in the balance sheet. Prior periods have been reclassified to conform to the current-period presentation.

Income from discontinued operations:

Income from discontinued operations reported in the Consolidated Statements of Operations consists of the following for the years ended June 30:

	For the years ended June 30,
	2011	2010
Revenue:
Sales	$5,742,604	$8,159,917
Other revenue	-	6,171
Total Revenue	5,742,604	8,166,088
Cost of sales	3,729,886	5,413,995

Gross profit	2,012,718	2,752,093

Selling, general and administrative	1,067,573	1,723,352

Income from discontinued operations	945,145	1,028,741

Interest expense	(37,718)	(31,546)
Gain on sale of assets	3,544,804	3,500

Net gain on discontinued operations before income taxes	4,452,231	1,000,695

Income tax provision	(58,000)	-

Net gain on discontinued operations	4,394,231	1,000,695

Income from discontinued operations attributable to the noncontrolling interest	(172,836)	(146,597)

Net gain on discontinued operations attributable to common stockholders	$4,221,395	$854,098

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gain on sale of assets: The excess of the purchase price received by B&B ARMR, less transaction expenses, over the net book value of the net assets sold was recognized as a gain by the Company; see Note 15, “Disposition of Assets” for further explanation of the sale transaction.

Income taxes:  Although the Company has $31.2 million in net operating loss carryforwards to offset future income tax expense, alternative minimum tax rules require an estimated payment of $0.06 million related to the gain on sale of assets.

Assets related to discontinued operations:

Assets related to discontinued operations reported in the Consolidated Balance consist of the following at June 30:

	June 30,
	2011	2010

Accounts receivable, net of allowances of $140,509 and $214,389, respectively	$81,585	$1,324,461
Inventory, net of reserves	-	410,611
Other current assets	-	29,910
Property and equipment, net	-	11,220
Goodwill	-	1,707,953
Other assets	-	13,857
Total assets related to discontinued operations	$81,585	$3,498,012

The majority of our accounts receivable are due from companies in the perimeter security and road and bridge industries. Credit is extended based on evaluation of the customer's financial condition and credit history. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts and sales allowance. We determined our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole.  In accordance with the Purchase Agreement, the Buyer assigned to the Company those accounts receivable acquired that remained outstanding at May 31, 2011, net of reserves for bad debt and sales allowances.  The Company remitted $85,615 for those accounts and is actively pursuing collection.

Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation. The establishment of inventory allowances for excess and obsolete inventories is based on estimated exposure on specific inventory items.

Liabilities related to discontinued operations:

Liabilities related to discontinued operations reported in the Consolidated Balance Sheets, separated by liabilities retained by the Company and liabilities assumed by the Buyer, consist of the following at June 30:

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
	2011	2010
Accounts payable	$-	$40,553
Accrued liabilities	2,961	111,797
Notes payable - current	-	341,847
Notes payable - long term	-	150,544
Total retained liabilities related to discontinued operations	$2,961	$644,741

Accounts payable	$-	$1,074,047
Accrued liabilities	-	128,609
Total assumed liabilities related to discontinued operations	-	1,202,656

Total liabilities related to discontinued operations	$2,961	$1,847,397

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

18.

EARNINGS PER SHARE

The Company computes basic income/loss per common share using the weighted average number of common shares outstanding. At June 30, 2011 and 2010, there were 5,150 shares of in-the-money potentially dilutive common shares outstanding. These shares were not included in weighted average shares outstanding for year ending June 30, 2010 because their effect is antidilutive due to the Company’s reported net loss.

At June 30, 2011 and 2010, the Company had 6,773,821 and 6,699,033 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

19.

RELATED PARTY TRANSACTIONS

Causey Lyon Enterprises (CLE) was the 35% noncontrolling owner of the joint venture B&B Roadway.  Per the joint venture agreement, CLE managed the operations and manufactured all products for B&B Roadway.  CLE also guaranteed B&B Roadway’s line of credit.   In addition, CLE was one of several outsourced fabrication vendors for B&B ARMR.  B&B ARMR’s investment in the joint venture was sold on January 31, 2011 pursuant to the Asset Sale; see Note 15, “Disposition of Assets”.

We had the following transactions with CLE for the years ending June 30:

	For the Year Ended
	2011	2010
Purchases	$2,708,474	$2,359,476
Management fee expense	327,740	421,379
Rent expense	37,905	48,735

The Company’s account payable balance to CLE was $0 and $888,073 at June 30, 2011 and 2010, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There is no information required to be reported under this Item 9.

Item 9A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, we have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure.

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

According to the Internal Control-Integrated Framework, a material weakness is defined as a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected.  As a result of our evaluation, we identified the following material weakness in our internal control over financial reporting:

•

Pervasive lack of segregation of duties throughout the organization due to the small staff size.

Based upon this assessment and the material weaknesses identified above, we have concluded that our internal control over financial reporting was not effective as of June 30, 2011. Due to this material weakness, in preparing our financial statements as of and for the fiscal year ending June 30, 2011, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

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

WILLIAM D. BREEDLOVE *, 71, has been a Director since May 2001. Mr. Breedlove has served as President of HBW Investments, Inc., a private investment firm, since August 1996.  Mr. Breedlove has held senior management positions in commercial and merchant banking for over 40 years.  Mr. Breedlove currently serves as a director of four private companies.  He has previously served as director of several publicly-held companies. Mr. Breedlove received his B.B.A. degree in finance and banking from the University of Texas at Austin.

RUSSELL CLEVELAND, 72, has been Chairman of the Board and Acting Chief Executive Officer since April 1, 2011 and has been a Director since February 2001 and served as Board Chairman during fiscal 2008.  Mr. Cleveland is the President, Chief Executive Officer, sole Director and the majority shareholder of Renn Capital Group, Inc.  He has served as President, Chief Executive Officer and director of RENN Global Entrepreneurs Fund, Inc. since its inception in 1994.  Mr. Cleveland is a Chartered Financial Analyst with more than 40 years experience as a specialist in investments for smaller capitalization companies.  Mr. Cleveland has also served as President of the Dallas Association of Investment Analysts.  He also serves on the Boards of Directors of Access Plans, Inc., CMSF Corp., and Cover-All Technologies, Inc..  Mr. Cleveland is a graduate of the Wharton School of Commerce and Finance of the University of Pennsylvania.

ROBERT M. GALECKE *, 68, has been a Director since May 1996.  Mr. Galecke joined the University of Dallas in June 1996 and is currently serving as Executive Vice President.  Mr. Galecke also has been Chairman, President or CEO of public companies in healthcare, real estate and financial services, as well as having spent 20 years in the commercial banking industry. Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a B.S. in Economics from the University of Wisconsin at Stevens Point.

FRANK R. MARLOW *, 72, has been a Director since May 1995.  Mr. Marlow served as Vice President, Sales and Marketing from October 1993 to February 1995.  Mr. Marlow is currently a Senior Partner with SMI Consulting, a sales and marketing consulting firm.  Mr. Marlow was Vice President of Sales, Western Region, for ACI, a publicly traded company headquartered in Omaha, Nebraska from March 2003 until May 2007.  Mr. Marlow has held senior management positions in the technology industry for over 40 years.

The following individuals are significant employees of the Company and its subsidiaries.

SHARON DOHERTY, 46, has been the Chief Financial Officer since January 2009. From 2007 to 2008 Ms. Doherty worked as a financial consultant in various capacities. From 2002 to 2006, Ms. Doherty served as Chief Financial Officer for Selkirk Americas, LP, an international building products manufacturer specializing in venting and air distribution products. Preceding Selkirk Americas, LP, she held such positions as Controller for Selkirk, Inc. and Senior Financial Analyst for Eljer Industries, Inc., a building products manufacturer of plumbing and HVAC products. Ms. Doherty began her career with Ernst & Young, LP, a public accounting firm. Ms. Doherty earned her B.B.A. degree in accounting from the University of Texas at Arlington.

The Securities and Exchange Commission (the “SEC”) has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to audit committees.  One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee.  Based on its review of the criteria of an audit committee financial expert under the rules adopted by the SEC, our board of directors has determined that Mr. Galecke is an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B promulgated by the SEC.  Mr. Galecke is “independent,” as that term is used in Item 7(a)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

*Member of the Audit Committee for the Company

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), Mr. Breedlove, Mr. Galecke and Mr. Marlow were delinquent in filing Form 4 for stock options issued during the 2011 fiscal year.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions because each of these officers is either a certified public accountant in Texas and bound to a code of ethics by the state board of public accountancy, or a Registered Investment Advisor subject to the ethics requirements of Rule 204A-1 of the Investment Advisers Act of 1940.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the compensation of the Chief Executive Officers and the executive officers of the company and its subsidiaries whose compensation exceeded $100,000 for the fiscal years ended June 30, 2011 and 2010.

Name and Principal Position		Year	Salary	Bonus	Non Equity Incentive Plan Compensation(5)	All Other Compensation	Total
Russell Cleveland	(1)	2011	$-	$-	$-	$-	$-
Board Chairman and Acting CEO
Brooks Sherman	(2)	2011	$127,500	$60,000	$25,410	$6,387	$219,297
Former Board Chairman and CEO		2010	180,000	-	-	5,400	185,400
Sharon Doherty	(3)	2011	$100,000	$10,000	$14,117	$3,724	$127,840
CFO		2010	93,333	-	-	3,900	97,233
Paul Matthews	(4)	2011	$87,500	$-	$15,925	$10,513	$113,938
Former President & COO of B&B ARMR Corp.		2010	150,000	-	-	4,500	154,500

(1)

Appointed as Chairman of the Board and Acting CEO effective April 1, 2011 and takes no compensation.  He is employed as President and CEO of RENN Capital Group, Inc., which serves as investment manager to RENN Global Entrepreneurs Fund, Inc. and to RENN Universal Growth Investment Trust PLC, the two largest shareholders of the Company.

(2)

Began employment on August 29, 2008 and resigned March 31, 2011.

(3)

Began employment on January 12, 2009.

(4)

Began employment on November 8, 2004 and resigned January 31, 2011 upon the sale of the operations of B&B ARMR Corp.

(5)

The non-equity incentive plan was a short-term incentive plan for fiscal year 2011 offered to executives and senior management based on operating earnings compared to segment targets set by the Compensation Committee.  Due to the sale of operations on January 31, 2011, the performance was measured for the seven months ending January 31, 2011 compared to the same target period.

No other executive officer’s salary and bonus exceeded $100,000 annually and no executive had any form of long-term incentive plan compensation arrangement with the company during the fiscal years ended June 30, 2011 or 2010.

Stock Option Grants

There were no grants of stock options to executive officers during fiscal years 2010 or 2011.

Outstanding Equity Awards at Fiscal Year End

The following table provides information related to the number of shares received upon exercise of options, the aggregate dollar value realized upon exercise, and the number and value of options held by the named executive officers of the Company at June 30, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (a)	Option Exercise Price	Option Expiration Date

Sharon Doherty	6,667	3,333	$3.00	4/1/2014

(a)

The vesting date of these options is April 1, 2012 and the market value is $0.

Potential Payments upon Termination

Ms. Doherty has entered into a severance agreement with the Company. The agreement provides that the executive’s employment with the Company will continue until terminated by either party for any reason upon 30 days notice, and that upon involuntary termination a lump sum severance payment equal to three months salary plus benefits will be made, which would be approximately $30,000.

Director Compensation

The board met four times during fiscal 2011. Directors are compensated by either restricted stock awards or incentive stock options, at the choice of the individual director, in an amount equivalent to $10,000 annually for serving on the board in addition to $1,250 for each committee on which they serve.  In addition, Mr. Robert Galecke is paid $10,000 annually for his services as our audit committee chairman.  All directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at board meetings.

Mr. Cleveland serves on the board representing the interests of the RENN Capital Group, Inc. funds and his director fees are income to the funds.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total
William Breedlove	$6,250	$-	$5,985	$5,000	$17,235
Russell Cleveland	6,250	12,500	-	-	18,750
Robert Galecke	10,000	-	9,576	5,000	24,576
Frank Marlow	6,250	-	5,985	5,000	17,235

(1)  These represent one option award, and are the only stock-based equity awards outstanding at the fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock, beneficially owned as of August 15, 2011, by (a) each director and named executive officer of the company, (b) all persons who are known by the company to be beneficial owners of 5% or more of the company’s outstanding common stock and (c) all officers and directors of the company as a group.  Unless otherwise noted, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.  Our common stock and Series D preferred stock are our only classes of voting securities. All of the Series D preferred stock is convertible into shares of common stock at any time. The holder of each share of Series D preferred stock is entitled to one vote for each share of common stock into which such share of Series D preferred stock could then be converted.  Presently, the holder of each share of Series D preferred stock is entitled to 0.25 votes. For purposes of the beneficial ownership calculations below, the Series D preferred stock is included in this table on an “as converted” basis.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
RENN Universal Growth Investment Trust PLC (2)	3,146,490	56.1%
RENN Global Entrepreneurs Fund Inc (3)	1,278,628	22.8%
Russell Cleveland (4)(6)	4,441,454	79.1%
C. A. Rundell, Jr. (5)(7)	612,243	10.9%
Frank Marlow (4)(5)(8)	35,740	*
Robert Galecke (4)(5)(9)	48,283	*
William Breedlove (4)(5)(10)	30,392	*
Sharon Doherty (4)(5)(11)	6,667	*
All current directors and executive officers as a group (5 persons)	5,174,779	81.3%

* Less than 1%

(1)

Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)

Includes 498,725 shares of common stock issuable upon the exercise of warrants and 938 shares of common stock issuable upon the conversion of Series D preferred stock.  The address for this company is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(3)

Includes 168,634 shares of common stock issuable upon the exercise of warrants days and 938 shares of common stock issuable upon the conversion of Series D preferred stock.  The address for this company is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(4)

Mr. Cleveland is chairman of the board and acting chief executive officer; he is employed as President and CEO of RENN Capital Group, Inc., which serves as investment manager to RENN Global Entrepreneurs Fund, Inc. and to RENN Universal Growth Investment Trust PLC.  Messrs. Breedlove, Marlow, and Galecke are directors of the company. Ms. Doherty is the chief financial officer.

(5)

The address for this person is 2009 Chenault Drive, Suite 114; Carrollton, Texas 75006.

(6)

Includes 667,359 shares of common stock issuable upon the exercise of warrants and 1,875 shares of common stock issuable upon the conversion of Series D preferred stock.  The address for this person is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(7)

Includes 106,991 shares of common stock issuable upon the exercise of warrants and 10,500 shares of common stock issuable upon the exercise of outstanding options.

(8)

Includes 2,125 shares of common stock issuable upon the exercise of warrants and 19,949 shares of common stock issuable upon the exercise of outstanding options.

(9)

Includes 836 shares of common stock issuable upon the exercise of warrants and 31,918 shares of common stock issuable upon the exercise of outstanding options.

(10)

 Includes 19,949 shares of common stock issuable upon the exercise of outstanding options.

(11)

Includes 6,667 shares of common stock issuable upon the exercise of outstanding options.

Equity Compensation Plan Information

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of June 30, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity Compensation plans approved by security holders
1997 Omnibus Stock Plan	10,500	$41.54	-
2009 Long-Term Incentive Plan	81,816	$0.67	168,184
Total	92,316	$5.05	168,184

Item 13. Certain Relationships and Related Transactions, and Director Independence

No reportable related transactions occurred in fiscal 2011.

Robert Galecke, William Breedlove and Frank Marlow are independent directors based on the New York Stock Exchange definition of independence.

Item 14.  Principal Accountant Fees and Services

The following information summarizes the fees billed by Montgomery Coscia Greilich L.L.P. for the fiscal year ended June 30, 2011 and 2010.

Audit Fees.  Fees for audit services to Montgomery Coscia Greilich L.L.P. were $88,366 and $78,280 in fiscal year 2011 and 2010, respectively. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees.  Fees for audit-related services to Montgomery Coscia Greilich L.L.P. other than the fees described above, were $4,160 and $0 in fiscal years 2011 and 2010, respectively.

Tax Fees. Fees for tax compliance, tax consulting or advisory services to Montgomery Coscia Greilich L.L.P. were $45,482 and $28,734 in fiscal year 2011 and 2010, respectively.

All Other Fees. Fees for other services to Montgomery Coscia Greilich L.L.P. were $0 and $2,248 in fiscal year 2011 and 2010, respectively.

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation, approving and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee pre-approves all audit and permissible non-audit services provided by the independent auditor.  The audit committee approved none of the audit-related fees, 100% of the tax fees and none of the other fees.

Item 15.  Exhibits and Financial Statement Schedules

a)

1.  Financial Statements

The following financial statements and notes thereto of Integrated Security Systems, Inc, and subsidiaries, and the related Report of Independent Registered Public Accounting Firm are set forth in Item 8.

Consolidated Balance Sheets – June 30, 2011 and 2010	Page 12
Consolidated Statement of Earnings – Years ended June 30, 2011 and 2010	13
Consolidated Statement of Shareholders’ Equity – Years ended June 30, 2011 and 2010	14
Consolidated Statement of Cash Flows – Years ended June 30, 2011 and 2010	15
Notes to Consolidated Financial Statements	16
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	11

2.  Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.

Exhibits

Exhibit No.

Description of Exhibit

2.1

Agreement and Plan of Merger, by and among Integrated Security Systems, Inc., ARMR Services Corporation, ISSI Merger Sub, Inc. and the Officers and Shareholders of ARMR Corporation, dated September 5, 2003. (3)

2.2

Asset Purchase Agreement by and among B&B Roadway and Security Solutions, L.L.C., B&B ARMR Corporation, and Integrated Security Solutions, Inc., dated December 17, 2010. (13)

3.1

Amended and Restated Certificate of Incorporation of Integrated Security Systems, Inc., as amended to date. (5)

3.2

Certificate of Amendment to the Certificate of Incorporation of Integrated Security Systems, Inc. (11)

3.3

Certificate of Amendment to the Certificate of Incorporation of Integrated Security Systems, Inc., as amended to date. (12)

3.4

Amended and Restated Bylaws of Integrated Security Systems, Inc. (1)

4.1

Specimen certificate for Common Stock of Integrated Security Systems, Inc. (1)

4.2

Certificate of Designation, Preferences and Rights of Series A $20 Convertible Preferred Stock. (5)

4.3

Certificate of Designation, Preferences and Rights of Series D $20 Convertible Preferred Stock. (5)

4.4

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (6)

4.5

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and Renaissance US Growth Investment Trust PLC. (7)

4.6

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and BFS US Special Opportunities Trust PLC. (7)

4.7

Registration Rights Agreement, dated December 14, 2005, between Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. (8)

10.1*

Integrated Security Systems, Inc. 1997 Long-Term Incentive Plan. (2)

10.2*

Form of Indemnification Agreement by and between Integrated Security Systems, Inc. and its officers and directors. (1)

10.3

Form of Stock Purchase Warrant. (4)

10.4

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (6)

10.5

Form of Debt Conversion Agreement. (9)

10.6

Form of Preferred Stock Conversion Agreement. (9)

10.7

Form of Common Stock Purchase Warrant. (9)

10.8*

Integrated Security Systems, Inc. 2009 Long-Term Incentive Plan. (10)

21.1+

Subsidiaries of Integrated Security Systems, Inc.

23.1+

Consent of Montgomery Coscia Grelich LLP

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

(3)

Incorporated by reference to the Company’s Form 8-K filed on September 22, 2003.

(4)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000196.

(5)

Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (No. 333-122849) filed on April 8, 2005.

(6)

Incorporated by reference to the Company’s Form 8-K filed on August 5, 2005.

(7)

Incorporated by reference to the Company’s Form 8-K filed on October 28, 2005.

(8)

Incorporated by reference to the Company’s Form 8-K filed on December 16, 2005.

(9)

Incorporated by reference to the Company’s Form 8-K filed on June 15, 2009.

(10)

Incorporated by reference to the Company’s Form Registration Statement on Form S-8 (No. 333-163604)

(11)

Incorporated by reference to the Company’s Form 8-K filed on February 1, 2011.

(12)

Incorporated by reference to the Company’s Form 8-K filed on May 11, 2011.

(13)

Incorporated by reference to the Company’s Form 8-K filed on December 20, 2010.

+

Filed herewith.

*

Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SECURITY SYSTEMS, INC.
(Registrant)

Date: August 31, 2011	/s/ Russell Cleveland
Russell Cleveland
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 31, 2011	/s/ Russell Cleveland
Russell Cleveland
Director, Chairman of the Board, Chief
Executive Officer
(Principal Executive Officer)

Date: August 31, 2011	/s/ Sharon Doherty
Sharon Doherty
Chief Financial Officer

Date: August 31, 2011	/s/ William D. Breedlove
William D. Breedlove
Director

Date: August 31, 2011	/s/ Robert M. Galecke
Robert M. Galecke
Director

Date: August 31, 2011	/s/ Frank R. Marlow
Frank R. Marlow
Director

EXHIBIT INDEX

Exhibit No.

Description of Exhibit

2.1

Agreement and Plan of Merger, by and among Integrated Security Systems, Inc., ARMR Services Corporation, ISSI Merger Sub, Inc. and the Officers and Shareholders of ARMR Corporation, dated September 5, 2003. (3)

2.2

Asset Purchase Agreement by and among B&B Roadway and Security Solutions, L.L.C., B&B ARMR Corporation, and Integrated Security Solutions, Inc., dated December 17, 2010. (13)

3.1

Amended and Restated Certificate of Incorporation of Integrated Security Systems, Inc., as amended to date. (5)

3.2

Certificate of Amendment to the Certificate of Incorporation of Integrated Security Systems, Inc. (11)

3.3

Certificate of Amendment to the Certificate of Incorporation of Integrated Security Systems, Inc., as amended to date. (12)

3.4

Amended and Restated Bylaws of Integrated Security Systems, Inc. (1)

4.1

Specimen certificate for Common Stock of Integrated Security Systems, Inc. (1)

4.2

Certificate of Designation, Preferences and Rights of Series A $20 Convertible Preferred Stock. (5)

4.3

Certificate of Designation, Preferences and Rights of Series D $20 Convertible Preferred Stock. (5)

4.4

Minimum Borrowing Note Registration Rights Agreement, dated July 29, 2005, by and among Integrated Security Systems, Inc. and Laurus Master Fund, Ltd. (6)

4.5

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and Renaissance US Growth Investment Trust PLC. (7)

4.6

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and BFS US Special Opportunities Trust PLC. (7)

4.7

Registration Rights Agreement, dated December 14, 2005, between Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc. (8)

10.1*

Integrated Security Systems, Inc. 1997 Long-Term Incentive Plan. (2)

10.2*

Form of Indemnification Agreement by and between Integrated Security Systems, Inc. and its officers and directors. (1)

10.3

Form of Stock Purchase Warrant. (4)

10.4

Form of Common Stock Purchase Warrant, dated July 29, 2005, issued by Integrated Security Systems, Inc. to Laurus Master Fund, Ltd. (6)

10.5

Form of Debt Conversion Agreement. (9)

10.6

Form of Preferred Stock Conversion Agreement. (9)

10.7

Form of Common Stock Purchase Warrant. (9)

10.8*

Integrated Security Systems, Inc. 2009 Long-Term Incentive Plan. (10)

21.1+

Subsidiaries of Integrated Security Systems, Inc.

23.1+

Consent of Montgomery Coscia Grelich LLP

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

(3)

Incorporated by reference to the Company’s Form 8-K filed on September 22, 2003.

(4)

Incorporated by reference to the Company’s Form 8-K filed on October 3, 2003, accession number 0001158957-03-000196.

(5)

Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (No. 333-122849) filed on April 8, 2005.

(6)

Incorporated by reference to the Company’s Form 8-K filed on August 5, 2005.

(7)

Incorporated by reference to the Company’s Form 8-K filed on October 28, 2005.

(8)

Incorporated by reference to the Company’s Form 8-K filed on December 16, 2005.

(9)

Incorporated by reference to the Company’s Form 8-K filed on June 15, 2009.

(10)

Incorporated by reference to the Company’s Form Registration Statement on Form S-8 (No. 333-163604)

(11)

Incorporated by reference to the Company’s Form 8-K filed on February 1, 2011.

(12)

Incorporated by reference to the Company’s Form 8-K filed on May 11, 2011.

(13)

Incorporated by reference to the Company’s Form 8-K filed on December 20, 2010.

+

Filed herewith.

*

Indicates management contract or compensatory plan or arrangement.

.