Form 10-Q
period 2011-09-30
INTEGRATED SECURITY SYSTEMS INC
filed 2011-10-28
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

Form 10-Q

________

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011.

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

(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☒    No  ☐

As of October 26, 2011, 5,607,315 shares of the registrant’s common stock were outstanding.

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,794,521	$3,767,427
Restricted cash (note 3)	275,093	275,058
Short term investments	25,146	25,146
Other current assets	51,757	87,937
Assets related to discontinued operations	9,040	81,585
Total current assets	4,155,557	4,237,153

Other assets	900,000	900,000

Total Assets	$5,055,557	$5,137,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$736
Accrued liabilities	85,928	104,180
Liabilities related to discontinued operations	-	2,961
Total current liabilities	85,928	107,877

Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 5,610,100 shares issued	56,101	56,101
Treasury stock, at cost; 2,785 common shares	(125,606)	(125,606)
Additional paid in capital	43,587,842	43,584,771
Accumulated deficit	(38,504,434)	38,441,716)
Accumulated other comprehensive loss (available for sale security)	(44,499)	(44,499)
Total stockholders’ equity	4,969,629	5,029,276

Total liabilities and stockholders' equity	$5,055,557	$5,137,153

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Operations

	For the Three Months Ended September 30,
	2011	2010
Revenue	$-	$-

General and administrative expenses	90,450	177,605

Loss from operations	(90,450)	(177,605)

Interest income	11,622	5,483
Other income	18,536	-
Interest expense	-	(13,704)

Loss from continuing operations	(60,292)	(185,826)

(Loss) income from discontinued operations (Note 8)	(2,426)	424,824

Net (loss) income	(62,718)	238,998

Income from discontinued operations attributable to the noncontrolling interest	-	(92,271)

Net (loss) income attributable to common stockholders	$(62,718)	$146,727

Net (loss) income per common share (basic and diluted):
From continuing operations	$(0.01)	$(0.03)
From discontinued operations	-	0.06
Net (loss) income per common share (basic and diluted)	$(0.01)	$0.03

Weighted average shares outstanding:
Basic	5,607,315	5,589,150
Assuming dilution	5,607,315	5,594,300

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

Consolidated Statements of Cash Flows

	For the Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(62,718)	$146,727
Loss (income) from discontinued operations (note 8)	2,426	(424,824)
Income from discontinued operations attributable to the non-controlling interest	-	92,271
Loss from continuing operations	(60,292)	(185,826)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	-	655
Stock option expense	3,071	17,461
Changes in assets and liabilities:
Other assets	36,145	(29,268)
Accounts payable	(736)	(18,381)
Accrued liabilities	(18,252)	(15,075)
Net cash used in operating activities	(40,064)	(230,434)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Net payments of debt	-	125,939
Net cash provided by financing activities	-	125,939

Cash flows from discontinued operations:
Operating activities	67,158	223,395
Investing activities	-	(4,691)
Financing activities	-	23,150
Net cash provided by discontinued operations	67,158	241,854

Net increase in cash	27,094	137,359

Cash at beginning of period	3,767,427	22,690
Cash at end of period	$3,794,521	$160,049

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended September 30, 2011 and 2010

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Integrated Security Systems, Inc. (the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of September 30, 2011, the consolidated statements of operations for the three months ended September 30, 2011 and 2010, and the consolidated statements of cash flows for the three months ended September 30, 2011 and 2010, are unaudited.  The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future, however, actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Prior periods have been reclassified to conform to the current period presentation. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2011. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of operating results for the full year.

Note 2:  Concentration of Credit Risks

The Company maintains cash balances with financial institutions which are, at times, in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

Note 3:  Restricted Cash

Restricted cash represents the portion of the cash consideration paid pursuant to the sale of B&B ARMR that was deposited to an escrow fund in order to secure the Company’s and B&B ARMR’s indemnification obligations under the Purchase Agreement as described in Note 15 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.  This escrow period terminates on January 31, 2012.

Note 4:  Other Assets

Other assets at September 30, 2011 are primarily comprised of a promissory note of Buyer in the original principal amount of $450,000 and a $450,000 equity investment in B&B Roadway Holdings, LLC, a Delaware limited liability company and the parent of Buyer, as described in Note 15 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.  The note matures on January 31, 2016 and bears interest at 8% per annum, payable quarterly.  The equity investment is carried at cost as fair value is not readily determinable and the Company does not have significant influence over B&B Roadway Holdings, LLC.

Note 5:  Commitments and Contingencies

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

Note 6:  Noncontrolling Interest in Discontinued Operations

Causey Lyon Enterprises (CLE) was the 35% owner of the B&B Roadway joint venture; per the joint venture agreement, CLE manufactured all products for B&B Roadway, and was also one of several outsourced fabrication vendors for B&B ARMR.  B&B ARMR’s investment in the joint venture was sold on January 31, as described in Note 15 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.

Changes in noncontrolling interest in discontinued operations for the three months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended September 30,
	2011	2010
Beginning balance	$-	$(63,610)
Income from discontinued operations attributable to noncontrolling interest	-	(92,271)
Distributions paid to noncontrolling interest	-	50,050
Ending balance	$-	$(105,831)

Note 7:  Comprehensive (Loss) Income

The following table provides a summary of total comprehensive (loss) income for the three months ended September 30, 2011 and 2010:

	September 30
	2011	2010
Consolidated net (loss) income	$(62,718)	$146,727
Other comprehensive income:
Unrealized holding loss	-	(12,296)
Total comprehensive (loss) income	$(62,718)	$134,431

Note 8:  Discontinued Operations

The Company’s wholly-owned subsidiary, B&B ARMR Corporation (“B&B ARMR”) sold substantially all of the assets of B&B ARMR on January 31, 2011. Such assets included, but were not limited to, the accounts receivable, fixed assets and intellectual property constituting B&B ARMR’s business of providing anti-terrorist barriers, security gates and gate operators for perimeter security applications, along with its investment in the joint venture B&B Roadway, LLC (“B&B Roadway”), as described in Note 15 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.

The operating results for both B&B ARMR and B&B Roadway have been aggregated and reported as discontinued operations in the Consolidated Statement of Operations, and the associated assets and liabilities are classified separately in the balance sheet. Prior periods have been reclassified to conform to the current-period presentation.

Income from discontinued operations:

Income from discontinued operations reported in the Consolidated Statements of Operations consists of the following:

	For the Three Months Ended September 30,
	2011	2010
Revenue:
Sales	$-	$2,506,800
Other revenue	-	48,674
Total Revenue	-	2,555,474
Cost of sales	-	1,659,947

Gross profit	-	895,527

Selling, general and administrative	2,426	457,094

(Loss) income from discontinued operations	(2,426)	438,433

Interest expense	-	(13,609)

Net (loss) income from discontinued operations	(2,426)	424,824

Income from discontinued operations attributable to the non-controlling interest	-	(92,271)

(Loss) income from discontinued operations attributable to common stockholders	$(2,426)	$332,553

Assets related to discontinued operations of $9,040 and $81,585 at September 30 and June 30, 2011, respectively, were accounts receivable that were assigned to the Company in accordance with the Purchase Agreement, as described in Note 17 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.

Note 9:  Earnings per Share

Earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. At September 30, 2011 and 2010 there were 5,150 shares of in-the-money potentially dilutive common shares outstanding. These shares were not included in weighted average shares outstanding for the three months ended September 30, 2011 because their effect is antidilutive due to the Company’s reported net loss.

At September 30, 2011 and 2010, we had 6,771,320 and 6,709,033 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

Note 10:  Related Party Transactions

During the three months ended September 30, 2011 and 2010, the Company had the following transactions with Causey Lyon Enterprises:

	For the Three Months Ended September 30,
	2011	2010
Purchases	$-	$1,135,726
Management fee expense	-	140,460
Rent expense	-	16,245

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

Results of Operations

General and administrative: General and administrative expenses represent the operating expenses for the corporate parent, and decreased $0.09 million for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 due to decreased headcount and operating expenses from transitioning to a shell company.

Other income: Other income represents income on the equity investment in B&B Roadway Holdings, LLC, which was acquired on January 31, 2011.

Interest expense: Interest expense decreased $0.01 million for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 due to the elimination of debt.

Liquidity and Capital Resources

Our cash position increased $.03 million during the three months ended September 30, 2011 to $3.79 million and is expected to be sufficient to cover ongoing operating costs for the foreseeable future.

Our operating activities used $0.04 million of cash for the three months ended September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There is no information required to be reported under this Item 3.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, we have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure.

Based upon this assessment, our CEO and CFO concluded that, as of September 30, 2011, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly financial statements. We have concluded that our internal control over financial reporting was not effective as of September 30, 2011. Due to this material weakness, in preparing our quarterly financial statements, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

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

32.1+

Officers’ Certificate Pursuant to Section 906

32.2+

Officers’ Certificate Pursuant to Section 906

101.INS+

XBRL Instance Document

101.SCH+

XBRL Schema Document

101.CAL+

XBRL Calculation Linkbase Document

101.DEF+

XBRL Definition Linkbase Document

101.LAB+

XBRL Labels Linkbase Document

101.PRE+

XBRL Presentation Linkbase Document

________________________

+

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 28, 2011	/s/ Russell Cleveland
Russell Cleveland
Chairman of the Board, Chief Executive Officer

Date:	October 28, 2011	/s/ Sharon T. Doherty
Sharon T. Doherty
Chief Financial Officer

EXHIBIT INDEX

31.1+

Officers’ Certificate Pursuant to Section 302

31.2+

Officers’ Certificate Pursuant to Section 302

32.1+

Officers’ Certificate Pursuant to Section 906

32.2+

Officers’ Certificate Pursuant to Section 906

101.INS+

XBRL Instance Document

101.SCH+

XBRL Schema Document

101.CAL+

XBRL Calculation Linkbase Document

101.DEF+

XBRL Definition Linkbase Document

101.LAB+

XBRL Labels Linkbase Document

101.PRE+

XBRL Presentation Linkbase Document

________________________

+

Filed herewith.