Form 10-Q
period 2011-12-31
INTEGRATED SECURITY SYSTEMS INC
filed 2012-02-06
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

Form 10-Q

________

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2011.

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

As of January 31, 2011, 5,607,315 shares of the registrant’s common stock were outstanding.

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$3,845,369	$3,767,427
Restricted cash (Note 3)	275,128	275,058
Short term investments	18,859	25,146
Other current assets	20,608	87,937
Assets related to discontinued operations	2,355	81,585
Total current assets	4,162,319	4,237,153

Other assets	600,000	900,000
Total Assets	$4,762,319	$5,137,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,894	$736
Accrued liabilities	91,467	104,180
Liabilities related to discontinued operations	-	2,961
Total current liabilities	109,361	107,877

Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 5,610,100 shares issued	56,101	56,101
Treasury stock, at cost; 2,785 common shares	(125,606)	(125,606)
Additional paid in capital	43,589,386	43,584,771
Accumulated deficit	(38,816,362)	(38,441,716)
Accumulated other comprehensive loss (available for sale security)	(50,786)	(44,499)
Total stockholders’ equity	4,652,958	5,029,276

Total liabilities and stockholders’ equity	$4,762,319	$5,137,153

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue	-	-	-	-

Selling, general and administrative expenses	92,537	233,622	182,987	411,229

Loss from operations	(92,537)	(233,622)	(182,987)	(411,229)

Interest income	11,350	3,981	22,972	9,464
Other income	10,001	-	28,537	-
Interest expense	-	(17,640)	-	(31,344)
Impairment of other assets	(300,000)	-	(300,000)	-

Loss from continuing operations	(371,186)	(247,281)	(431,478)	(433,109)

Net income from discontinued operations (Note 8)	59,258	235,790	56,832	660,616

Net (loss) income	(311,928)	(11,491)	(374,646)	227,507

Income from discontinued operations attributable to the noncontrolling interest	-	(90,411)	-	(182,682)

Net (loss) income attributable to common stockholders	$(311,928)	$(101,902)	$(374,646)	$44,825

Net (loss) income per common share (basic and diluted):
From continuing operations	$(0.07)	$(0.04)	$(0.08)	$(0.08)
From discontinued operations	0.01	0.02	0.01	0.09
Net (loss) income per common share (basic and diluted)	$(0.06)	$(0.02)	$(0.07)	$0.01

Weighted average shares outstanding:
Basic	5,607,315	5,590,885	5,607,315	5,590,018
Assuming dilution	5,612,465	5,596,035	5,612,465	5,595,168

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(374,646)	$44,825
Income from discontinued operations (Note 8)	(56,832)	(660,616)
Income from discontinued operations attributable to the noncontrolling interest	-	182,682
Loss from continuing operations	(431,478)	(433,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,311
Stock option expense	4,615	56,468
Expenses paid with stock or options	-	12,500
Changes in assets and liabilities:
Other assets	367,259	130,151
Accounts payable	17,158	(23,048)
Accrued liabilities	(12,713)	146,191
Net cash used in operating activities	(55,159)	(109,536)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Net payments of debt	-	(80,049)
Net cash used in financing activities	-	(80,049)

Cash flows from discontinued operations:
Operating activities	133,101	413,726
Investing activities	-	(4,691)
Financing activities	-	(30,868)
Net cash provided by discontinued operations	133,101	378,167

Net increase in cash	77,942	188,582

Cash at beginning of period	3,767,427	22,690
Cash at end of period	$3,845,369	$211,272

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended December 31, 2011 and 2010

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Integrated Security Systems, Inc. (the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of December 31, 2011, the consolidated statements of operations for the three and six months ended December 31, 2011 and 2010, and the consolidated statements of cash flows for the six months ended December 31, 2011 and 2010, are unaudited.  The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future, however, actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Prior periods have been reclassified to conform to the current period presentation. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2011. The results of operations for the six months ended December 31, 2011 are not necessarily indicative of operating results for the full year.

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

Note 4:  Other Assets

Other assets at December 31, 2011 are comprised of a promissory note of Buyer in the original principal amount of $450,000, and a $450,000 equity investment in B&B Roadway Holdings, LLC, a Delaware limited liability company and the parent of Buyer, as described in Note 15 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.  The note matures on January 31, 2016 and bears interest at 8% per annum, payable quarterly.  Each of these investments was valued at $300,000 at December 31, 2011 to reflect the subsequent selling price, which created an impairment of $300,000; see Note 11:  Subsequent Events.

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

Note 6:  Noncontrolling Interest in Discontinued Operations

Causey Lyon Enterprises (CLE) was the 35% owner of the B&B Roadway joint venture; per the joint venture agreement, CLE manufactured all products for B&B Roadway, and was also one of several outsourced fabrication vendors for XARMR.  XARMR’s investment in the joint venture was sold on January 31, as described in Note 15 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.

Note 7:  Comprehensive (Loss) Income

The following table provides a summary of total comprehensive (loss) income:

	For the Six Months Ended
	December 31,
	2011	2010
Consolidated net (loss) income	$(374,646)	$44,825
Other comprehensive income:
Unrealized holding loss	(6,287)	(18,583)
Total comprehensive (loss) income	$(380,933)	$26,242

Note 8:  Discontinued Operations

The Company’s wholly-owned subsidiary, XARMR Corporation (“XARMR”) sold substantially all of the assets of XARMR on January 31, 2011. Such assets included, but were not limited to, the accounts receivable, fixed assets and intellectual property constituting XARMR’s business of providing anti-terrorist barriers, security gates and gate operators for perimeter security applications, along with its investment in the joint venture B&B Roadway, LLC (“B&B Roadway”), as described in Note 15 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.

The operating results for both XARMR and B&B Roadway have been aggregated and reported as discontinued operations in the Consolidated Statements of Operations, and the associated assets and liabilities are classified separately in the balance sheet. Prior periods have been reclassified to conform to the current-period presentation.

Income from discontinued operations:

Income from discontinued operations reported in the Consolidated Statements of Operations consists of the following:

	For the Six Months Ended
	December 31,
	2011	2010
Sales	$-	$5,020,593

Cost of sales	-	3,262,181

Gross profit	-	1,758,412

Selling, general and administrative	(56,832)	917,596

Income from discontinued operations	56,832	840,816

Interest expense	-	(27,819)
Transaction costs		(152,381)

Net income from discontinued operations	56,832	660,616

Income from discontinued operations attributable to the noncontrolling interest	-	(182,682)

Income from discontinued operations attributable to common stockholders	$56,832	$477,934

Assets related to discontinued operations of $2,355 and $81,585 at December 31 and June 30, 2011, respectively, were accounts receivable that were assigned to the Company in accordance with the Purchase Agreement, as described in Note 17 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.

Note 9:  Earnings per Share

Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. At December 31, 2011 and 2010 there were 5,150 shares of in-the-money potentially dilutive common shares outstanding.

At December 31, 2011 and 2010, we had 6,771,320 and 6,773,851 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

Note 10:  Related Party Transactions

The Company had the following transactions with Causey Lyon Enterprises:

	For the Six Months Ended
	December 31,
	2011	2010
Purchases	$-	$2,455,652
Management fee expense	-	280,920
Rent expense	-	32,490

Note 11:  Subsequent Events

On January 3, 2012 the Board of Directors of the Company approved the retirement of the 2,785 shares of common stock in treasury.

On January 6, 2012, the Company sold its equity investment in B&B Roadway Holdings, LLC to certain affiliates of Strait Lane Capital Partners LLC for a purchase price of $300,000.  In addition, on January 6, 2012, XARMR Corporation sold a promissory note of B&B Roadway and Security Solutions, LLC (“Solutions”), in the original principal amount of $450,000, to Solutions for a purchase price of $300,000.

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

Results of Operations

General and administrative: General and administrative expenses represent the operating expenses for the corporate parent, and decreased $0.14 million for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010, and $0.23 million for the six months ended December 31, 2011 compared to six months ended December 31, 2010. This decrease was due to decreased headcount and operating expenses from transitioning to a shell company, offset by transaction costs of $0.03 for the quarter and six months ended December 31, 2011 incurred related to the search for a business engaged in active operations.

Other income: Other income represents income on the equity investment in B&B Roadway Holdings, LLC, which was acquired on January 31, 2011 and sold on January 6, 2012.

Interest expense: Interest expense decreased $0.02 million for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010, and $0.03 million for the six months ending December 31, 2011 compared to the six months ended December 31, 2010, due to the elimination of debt.

Impairment of other assets: Impairment of other assets of $0.3 million for the quarter and six months ended December 31, 2011 was due to the sale of investments subsequent to the quarter.

Liquidity and Capital Resources

Our cash position increased $.08 million during the six months ended December 31, 2011 to $3.85 million and is expected to be sufficient to cover ongoing operating costs for the foreseeable future.

Our operating activities used $0.06 million of cash for the six months ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There is no information required to be reported under this Item 3.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, we have concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure.

Based upon this assessment, our CEO and CFO concluded that, as of December 31, 2011, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly financial statements. We have concluded that our internal control over financial reporting was not effective as of December 31, 2011. Due to this material weakness, in preparing our quarterly financial statements, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

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

Date:	February 6, 2012	/s/ Russell Cleveland
Russell Cleveland
Chairman of the Board, Chief Executive Officer

Date:	February 6, 2012	/s/ Sharon T. Doherty
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