Form 10-Q
period 2012-03-31
INTEGRATED SECURITY SYSTEMS INC
filed 2012-04-05
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________

Form 10-Q

________

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012.

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

As of April 3, 2012, 5,607,315 shares of the registrant’s common stock were outstanding.

INTEGRATED SECURITY SYSTEMS, INC.

PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2012	2011
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$4,612,852	$3,767,427
Restricted cash (Note 3)	-	275,058
Short term investments	33,529	25,146
Other current assets	11,595	87,937
Assets related to discontinued operations	-	81,585
Total current assets	4,657,976	4,237,153

Other assets	-	900,000

Total Assets	$4,657,976	$5,137,153

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96,603	$736
Accrued liabilities	59,417	104,180
Liabilities related to discontinued operations	-	2,961
Total current liabilities	156,020	107,877

Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 5,607,315 and 5,610,100 shares issued, respectively	56,073	56,101
Treasury stock, at cost; 0 and 2,785 common shares, respectively	-	(125,606)
Additional paid in capital	43,465,335	43,584,771
Accumulated deficit	(38,983,561)	(38,441,716)
Accumulated other comprehensive loss (available for sale security)	(36,116)	(44,499)
Total stockholders’ equity	4,501,956	5,029,276

Total liabilities and stockholders’ equity	$4,657,976	$5,137,153

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Selling, general and administrative expenses	169,705	312,818	352,692	724,046

Loss from operations	(169,705)	(312,818)	(352,692)	(724,046)

Interest income	2,718	10,018	25,690	19,482
Other income	-	-	28,537	-
Interest expense	-	(272)	-	(31,616)
Impairment of other assets	-	-	(300,000)	-

Loss from continuing operations	(166,987)	(303,072)	(598,465)	(736,180)

Net (loss) gain on discontinued operations (Note 8)	(212)	3,692,905	56,620	4,353,521

Net (loss) income	(167,199)	3,389,833	(541,845)	3,617,341

Income from discontinued operations attributable to the noncontrolling interest	-	9,846	-	(172,836)

Net (loss) income attributable to common stockholders	$(167,199)	$3,399,679	$(541,845)	$3,444,505

Net (loss) income per common share (basic and diluted):
From continuing operations	$(0.03)	$(0.05)	$(0.11)	$(0.13)
From discontinued operations	-	0.66	0.01	0.75
Net (loss) income per common share (basic and diluted)	$(0.03)	$0.61	$(0.10)	$0.62

Weighted average shares outstanding:
Basic	5,607,315	5,608,653	5,607,315	5,596,139

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(541,845)	$3,444,505
Income from discontinued operations (Note 8)	(56,620)	(4,353,521)
Income from discontinued operations attributable to the noncontrolling interest	-	172,836
Loss from continuing operations	(598,465)	(736,180)
Adjustments to reconcile loss from continuing operations to net cash provided by (used) in operating activities:
Depreciation	-	1,529
Impairment of other assets	300,000	-
Stock option expense	6,142	14,980
Expenses paid with stock or options	-	34,046
Changes in assets and liabilities:
Other assets	651,400	139,444
Accounts payable	95,867	(48,721)
Accrued liabilities	(44,763)	30,215
Net cash provided by (used) in operating activities	410,181	(564,687)

Cash flows from investing activities:
Proceeds from the sale of equity investments	300,000	-
Net cash provided by investing activities	300,000	-

Cash flows from financing activities:
Net payments of debt	-	(80,049)
Net cash used in financing activities	-	(80,049)

Cash flows from discontinued operations:
Operating activities	135,244	555,949
Investing activities	-	4,494,591
Financing activities	-	(547,691)
Net cash provided by discontinued operations	135,244	4,502,849

Net increase in cash	845,425	3,858,113

Cash at beginning of period	3,767,427	22,690
Cash at end of period	$4,612,852	$3,880,803

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine months Ended March 31, 2012 and 2011

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Integrated Security Systems, Inc. (the “Company” or “ISSI”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The consolidated balance sheet as of March 31, 2012, the consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011, and the consolidated statements of cash flows for the nine months ended March 31, 2012 and 2011, are unaudited.  The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future, however, actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Prior periods have been reclassified to conform to the current period presentation. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2011. The results of operations for the nine months ended March 31, 2012 are not necessarily indicative of operating results for the full year.

Note 2:  Concentration of Credit Risks

The Company maintains cash balances with financial institutions which are, at times, in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the soundness of these institutions and has not experienced any collection losses with these institutions.

Note 3:  Restricted Cash

Restricted cash represents the portion of the cash consideration paid pursuant to the sale of B&B ARMR that was deposited to an escrow fund in order to secure the Company’s and B&B ARMR’s indemnification obligations under the Purchase Agreement as described in Note 15 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.  This escrow period terminated on January 31, 2012.

Note 4:  Other Assets

Other assets at June 30, 2011 were comprised of a promissory note of Buyer in the original principal amount of $450,000, and a $450,000 equity investment in B&B Roadway Holdings, LLC, a Delaware limited liability company and the parent of Buyer, as described in Note 15 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.  On January 6, 2012, the Company sold the promissory note to Buyer for $300,000, and also sold the equity investment to certain affiliates of Strait Lane Capital Partners LLC, for $300,000, which created an impairment of $300,000.

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

As communicated on Form 8-K filed with the Securities and Exchange Commission on February 21, 2012, on February 17, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with iSatori Technologies, Inc., a Colorado corporation (“iSatori”), and ISSI’s newly formed, wholly owned subsidiary, iSatori Acquisition Corp., a Delaware corporation (“Merger Sub”).  iSatori is a company that produces dietary and nutritional supplements.  As a result of the Merger, iSatori will become a wholly owned subsidiary of ISSI, and ISSI will become an operating company.  Pursuant to the Merger Agreement, Merger Sub will merge with and into iSatori, with iSatori being the surviving entity.  The effective time of the merger will be the time at which a Certificate of Merger and other documents are filed with the Secretary of States of the State of Delaware and the State of Colorado, respectively.  The closing of the Merger is subject to the satisfaction of certain closing conditions set forth in the Merger Agreement, which conditions include the approval of the majority of the stockholders of iSatori.

At the effective time of the Merger (i) iSatori will succeed to and assume all the rights, liabilities and obligations of Merger Sub (ii) the Articles of Incorporation and Bylaws of iSatori as in effect at the Effective Time of the Merger will become the Articles of Incorporation and Bylaws of iSatori, the surviving corporation, and (iii) each issued and outstanding share of common stock of iSatori will be converted into and represent the right to receive .66802025 of a share of common stock of ISSI.

Upon completion of the Merger, the principle offices of ISSI and iSatori, the surviving corporation, will be located at 15000 W 6th Avenue, Suite 202, Golden, Colorado 80401 (the current offices of iSatori).

After the closing of the Merger, 60% of ISSI’s outstanding common stock will be owned by the current stockholders of iSatori and 40% of the stock will be owned by the current stockholders of ISSI.

Note 6:  Noncontrolling Interest in Discontinued Operations

Causey Lyon Enterprises (CLE) was the 35% owner of the B&B Roadway joint venture; per the joint venture agreement, CLE manufactured all products for B&B Roadway, and was also one of several outsourced fabrication vendors for XARMR.  XARMR’s investment in the joint venture was sold on January 31, 2011 as described in Note 15 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.

Note 7:  Comprehensive (Loss) Income

The following table provides a summary of total comprehensive (loss) income:

	For the Nine Months Ended
	March 31,
	2012	2011
Consolidated net (loss) income	$(541,845)	$3,444,505
Other comprehensive income:
Unrealized holding income (loss)	8,383	(18,583)
Total comprehensive (loss) income	$(533,462)	$3,425,922

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

Income from discontinued operations:

Income from discontinued operations reported in the Consolidated Statements of Operations consists of the following:

	For the Nine Months Ended
	March 31,
	2012	2011
Sales	$-	$5,742,604

Cost of sales	-	3,729,886

Gross profit	-	2,012,718

Selling, general and administrative	(56,620)	1,098,287

Income from discontinued operations	56,620	914,431

Interest expense	-	(37,714)
Gain on sale of assets		3,544,804

Net gain on discontinued operations before income taxes	56,620	4,421,521

Income tax provision	-	(68,000)

Net gain on discontinued operations	56,620	4,353,521

Income from discontinued operations attributable to the noncontrolling interest	-	(172,836)

Income from discontinued operations attributable to common stockholders	$56,620	$4,180,685

Assets related to discontinued operations of $81,585 at June 30, 2011 were accounts receivable that were assigned to the Company in accordance with the Purchase Agreement, as described in Note 17 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2011.

Note 9:  Earnings per Share

Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. At March 31, 2012 and 2011 there were 76,966 shares of in-the-money potentially dilutive common shares outstanding.

At March 31, 2012 and 2011, we had 6,765,535 and 6,792,015 shares, respectively, of common stock and common stock equivalents outstanding, which comprises all of the Company’s outstanding equity instruments.

Note 10:  Related Party Transactions

The Company had the following transactions with Causey Lyon Enterprises:

	For the Nine Months Ended
	March 31,
	2012	2011
Purchases	$-	$2,708,474
Management fee expense	-	327,740
Rent expense	-	37,905

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

Results of Operations

General and administrative: General and administrative expenses represent the operating expenses for the corporate parent, and decreased $0.14 million for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, and $0.37 million for the nine months ended March 31, 2012 compared to nine months ended March 31, 2011. This decrease was due to decreased headcount and operating expenses from transitioning to a shell company, offset by transaction costs of $0.10 for the quarter and $0.13 for the nine months ended March 31, 2012 incurred related to the search for a business engaged in active operations.

Other income: Other income represents income on the equity investment in B&B Roadway Holdings, LLC, which was acquired on January 31, 2011 and sold on January 6, 2012.

Interest expense: Interest expense decreased $0.03 million for the nine months ending March 31, 2012 compared to the nine months ended March 31, 2011, due to the elimination of debt.

Impairment of other assets: Impairment of other assets of $0.3 million for the nine months ended March 31, 2012 was due to the sale of investments.

Liquidity and Capital Resources

Our cash position increased $0.85 million during the nine months ended March 31, 2012 to $4.61 million and is expected to be sufficient to cover ongoing operating costs for the foreseeable future.

Our operating activities provided $0.71 million of cash for the nine months ended March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There is no information required to be reported under this Item 3.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, we have concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure.

Based upon this assessment, our CEO and CFO concluded that, as of March 31, 2012, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly financial statements. We have concluded that our internal control over financial reporting was not effective as of March 31, 2012. Due to this material weakness, in preparing our quarterly financial statements, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

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

Date:	April 4, 2012	/s/ Russell Cleveland
Russell Cleveland
Chairman of the Board, Chief Executive Officer

Date:	April 4, 2012	/s/ Sharon T. Doherty
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