Form 10-Q
period 2012-06-30
iSatori, Inc.
filed 2012-08-14
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 3012

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 1-11900

ISATORI, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2422983
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15000 W 6th Avenue, Suite 202 Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

(303) 215-9174
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

12,622,756 shares of common stock, $0.01 par value per share, were outstanding as of August 14, 2012.

ISATORI, INC.

The terms “iSatori,” “Company,” “we,” “our,” and “us” refer to iSatori, Inc. and its consolidated entities unless the context suggests otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).  Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include, among others, statements we make regarding:

•

the timing and extent of changes in demand for the Company’s products;

•

the availability and price of ingredients necessary to manufacture such products; and

•

the outcome of any current or future litigation regarding such products or similar products of competitors.

Part I – Financial Information

Condensed Consolidated Financial Statements and

Related Footnotes

June 30, 2012 and 2011

iSatori, Inc. and

iSatori Technologies, Inc. and iSatori Technologies, LLC.

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
ASSETS	Unaudited	(1)
Current assets:
Cash and cash equivalents	$3,479,340	$364,608
Accounts receivable
Trade, net of allowance for doubtful accounts	1,098,643	937,841
Income tax receivable	-	54,841
Other receivables - current portion	42,047	44,722
Inventories	917,882	757,250
Assets held for sale	31,433	168,474
Deferred tax asset, net	35,746	35,746
Prepaid expenses	203,862	119,147
Total current assets	5,808,953	2,482,629

Property and equipment
Vehicle	-	67,135
Furniture and fixtures	56,680	50,304
Office equipment	32,130	32,131
Computer equipment	309,175	262,737
Dies and cylinders	49,422	49,422
Less accumulated depreciation	(291,774)	(324,257)
Total property and equipment	155,633	137,472

Note Receivable – net of current portion	81,714	81,714

Other assets:
Deferred tax asset, net	216,498	216,498
Deposits and other assets	25,242	37,257
Debt Issuance Costs	1,250	157,242
Deferred Offering Costs	-	141,826
Total other assets	242,990	552,823
Total assets	$6,289,290	$3,254,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$623,137	$695,775
Accrued expenses	375,750	446,950
Line of credit, less debt discount	859,244	785,044
Current portion of vendor payables	-	1,000
Current portion of notes payable	-	489,352
Total current liabilities	1,858,131	2,418,121

Long-term liabilities
Note payable, less current maturities and debt discounts	-	478,729
Other long-term liabilities	140,132	92,606
Total long-term liabilities	140,132	571,335

Stockholders’ Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	-
Common stock, $0.01 par value, 56,250,000 shares authorized; 12,622,756 shares issued and outstanding at June 30, 2012, and Common Stock, $.01 par value, 20,000,000 shares authorized, 10,000,000 shares issued at December 31, 2011, respectively	126,228	100,000
Additional paid-in capital	4,146,752	(56,017)
Retained earnings	17,822	221,199
Total stockholders’ equity	4,291,027	265,182
Total liabilities and stockholders' equity	$6,289,290	$3,254,638

(1) Derived from the audited December 31, 2011 financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Product revenue (Net of returns and discounts)	$2,195,416	$2,469,594	$4,640,823	$4,154,724
Royalty revenue	30,086	33,575	60,666	60,074
Other revenue	17,985	78,491	41,713	104,123
Total revenue	2,243,487	2,581,660	4,743,202	4,318,921

Cost of sales	881,571	821,990	1,832,599	1,460,016
Gross profit	1,361,916	1,759,670	2,910,603	2,858,905

Operating Expenses:
Selling and marketing	436,007	874,802	909,686	1,139,332
Salaries and labor related expenses	547,137	450,516	1,027,674	815,263
Administration	365,725	100,961	645,520	196,743
Depreciation and amortization	17,916	38,616	35,745	61,846
Total operating expenses	1,366,785	1,464,895	2,618,625	2,213,184

Income (loss) from operations	(4,869)	294,775	291,978	645,721

Gain on sale of product lines	-	-	499,525	-
Other income (expense)	15,387	-	16,028	433
Financing expense	(237,523)	(26,413)	(288,126)	(34,847)
Interest expense	(167,267)	(19,427)	(246,077)	(38,535)

Income (loss) before income taxes	(394,272)	248,935	273,328	572,772

Income tax benefit (expense)	142,434	274,131	(112,300)	271,481

Net income (loss)	$(251,838)	$523,066	$161,028	$844,253

Net income (loss) per common share	$(0.02)	$0.04	$0.01	$0.07

Weighted average shares outstanding:
Basic	12,622,756	12,622,756	12,622,756	12,622,756

The accompanying notes are an integral part of the consolidated financial statements.

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$161,030	$844,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,745	61,846
Amortization of debt discount	50,452	-
Amortization of debt issuance costs	155,992	-
Stock Compensation Expense	86,139	-
Change in the fair Value of Derivative Instruments	29,996	-
Gain from the sale of Product Line	(499,525)	-
Benefit from deferred income taxes		(277,489)
Change in assets and liabilities:
Accounts receivable	(160,803)	(397,712)
Notes receivable	2,672	27,746
Inventories	(160,633)	43,892
Marketable securities	(14,669)	-
Prepaid expenses	(73,118)	(374,720)
Deposits and other assets	345,950	(174)
Accounts payable	(146,510)	76,551
Accrued expenses	117,038	156,472
Income taxes	100,641	-
Net cash provided by operating activities	30,397	160,665

Cash flows from investing activities:
Purchase of property and equipment	(52,814)	(3,297)
Proceeds from the sale of Product Line	500,000	-
Net cash provided by (used in) investing activities	447,186	(3,297)

Cash flows from financing activities:
Payment of notes payable	(766,807)	(5,831)
Issuance of vendor notes	-	9,000
Payment of vendor notes	(1,000)	(98,437)
Proceeds from line of credit	3,678,456	994,395
Repayment of line of credit	(3,640,017)	(750,000)
Payment of financing costs	-	2,932
Deferred offering costs	(767,507)	-
Cash acquired in merger	4,498,430	-
Member distribution	-	(137,514)
Distributions to shareholder	(364,406)	-
Net cash provided by financing activities	2,637,149	14,545

Net increase in cash and cash equivalents	3,114,732	171,913

Cash and cash equivalents, beginning of period	364,608	66,491
Cash and cash equivalents, end of period	$3,479,340	$238,404

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	199,131	27,949
Non-cash transactions
Conversion of notes payable to Common Stock	250,000	-
Conversion of Accounts Payable to Notes Payable	-	124,204

The accompanying notes are an integral part of the consolidated financial statements.

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012 and 2011

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Business

iSatori Technologies, LLC (the “Predecessor Company”) was formed under the laws of the State of Colorado on June 14, 2004.  On June 1, 2011, LS7 Products, LLC (d/b/a iSatori Global Technologies, LLC), a Colorado limited liability company and wholly owned subsidiary of the Predecessor Company (“LS7”), Eat-Smart, LLC a Colorado limited liability company and wholly owned subsidiary of the Predecessor Company (“Eat-Smart”), and Energize Solutions, LLC, a Colorado limited liability company and wholly owned subsidiary of the Predecessor Company (“Energize”), were merged with and into the Predecessor Company and Right Lane Publishing Inc., a Colorado subchapter S corporation and wholly owned subsidiary of the Predecessor Company (“Right Lane”), was distributed to Stephen Adele Enterprises, Inc., the Predecessor Company’s sole shareholder (collectively, the “Reorganizations”). On June 1, 2011, after consummation of the Reorganizations, the Predecessor Company converted to a corporation pursuant to the laws of the State of Colorado changing its name to iSatori Technologies, Inc. (the “Company”).

Completion of Merger

On April 5, 2012, Integrated and iSatori Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Integrated (“Merger Sub”), consummated a Merger (the “Merger”) with iSatori Technologies, Inc., a Colorado corporation, pursuant to a Merger Agreement, dated as of February 17, 2012, by and among Integrated, Merger Sub and iSatori (the “Merger Agreement”). Pursuant to the Merger Agreement, iSatori was merged with and into Merger Sub with iSatori surviving as a wholly-owned subsidiary of Integrated.

Upon completion of the Merger, the holders of iSatori’s common stock, and holders of equity instruments convertible into shares of iSatori’s common stock, received, or will receive upon the exercise of such convertible instruments, an aggregate of approximately 8,410,973 shares of Integrated common stock.

Prior to the Merger, Integrated was a shell company with virtually no operations. The Merger was accounted for as a reverse recapitalization, equivalent to the issuance of stock by iSatori for the net monetary assets of Integrated. The accompanying financial statements include the results of operations of iSatori and Intergraded for periods subsequent to the Merger, and iSatori only for periods prior to the Merger.

On June 29, 2012, iSatori was merged with and into Integrated  pursuant to a short-form merger effected under Delaware law. In connection with such merger, Integrated changed its name to iSatori, Inc. The trading symbol of the Company is “IFIT”.

For purposes of these financial statements, references to the financial operations of the Company and the Predecessor Company are noted for the respective reporting periods as noted above. Unless otherwise specifically indicated, references to the “Company” (without further qualification) necessarily include the Company, the Predecessor Company, and Integrated for all applicable accounting periods. Since there has been no change in the ownership of the business, the assets and the liabilities of the Predecessor Company have been recorded on the Company's financial statements at the same amounts at which they were reported on the financial statements of the Predecessor Company. All transactions between divisions and/or wholly owned subsidiaries of the Company or the Predecessor Company have been eliminated in the financial statements. In addition, per the operating agreement of the Predecessor Company, no member was to have been liable for the debts, liabilities or obligations of the Predecessor Company.

The Company is engaged in researching, designing, developing, contracting for the manufacture, marketing, selling and distributing of various nutritional and dietary supplement products for the general nutrition market. The “general nutrition market” may include such activities as body-building, physique enhancement (increase of lean body mass and decrease in fat mass) and enhanced athletic performance through increased strength and/or endurance and proper nutrition.

The Company does engage from time to time in funding of clinical studies with the objective of discovering new, efficacious products for the Company’s relevant market as well as providing necessary and appropriate substantiation for any claims which the Company may use in its marketing and advertising. The Company markets products which are under its control and which are in some way proprietary to the Company. Some of the Company’s products are the subject of trademarks owned by the Company.

The accompanying consolidated financial statements include the accounts of the Company and the Predecessor Company: LS7; Right Lane; Eat-Smart; Energize; and Integrated for the respective reporting periods described above.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ended December 31, 2011, and are unaudited. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2011. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year.

Financial Instruments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Accordingly, cash and cash equivalents consist of petty cash, checking accounts and money market funds.

At June 30, 2012 and December 31, 2011, the financial instruments of the Company and the Predecessor Company consisted principally of cash and cash equivalents, receivables, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,479,340	$3,479,340	$364,608	$364,608
Receivables	$1,098,643	$1,098,643	$937,841	$937,841
Accounts Payable	$623,137	$623,137	$695,775	$695,775
Long-term Debt	$140,132	$140,132	$571,335	$571,335

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 10-60 days from the invoice date. Accounts are considered delinquent when outstanding for more than 7 days past due date. The Company does not have a policy of accruing interest on past due accounts. Payments on trade receivables are applied as instructed per the customer, or to the earliest unpaid invoices. The carrying amount of the trade receivables is reduced by an amount that reflects management’s best estimate of the amounts that will not be collected. Receivables at each of the below respective periods consisted of the following:

	June 30, 2012	December 31, 2011
Trade Receivables	$1,021,383	$902,222
Other	$77,260	$35,619
Allowance for doubtful accounts	$(0)	$(0)
Totals	$1,098,643	$937,841

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	June 30, 2012	December 31, 2011
Labels and packaging	$120,419	$81,251
Finished goods	$797,463	$675,999
Totals	$917,882	$757,250

Notes Receivable

The Predecessor Company disposed of a dormant product line of vitamins in December, 2010. As part of the consideration in this divestiture, the Company received from the purchaser of this product line a secured note in the amount of $170,000. This note is due to be repaid on or before March 2014. Interest accrues principally at an annual rate of 5%, based upon the initial $170,000 principal and is payable monthly.

Property and Equipment

Property and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets, ranging from three to ten years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are thereafter removed from the respective accounts and any gain or loss is credited or charged to income. Depreciation expense for the three months ended June 30, 2012 and 2011 totaled $17,916 and $38,616, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 totaled $35,745 and $61,846, respectively.

Other Assets and Intangible Assets

Other assets include intangible assets which are principally direct television advertising, websites, as well as deposits and are included in Deposits and other Assets.  The Predecessor Company and the Company periodically perform reviews of other assets including amortizable and tangible assets, for impairment purposes. Factors considered important that may trigger an impairment of assets review include, but are not necessarily limited to: significant changes in the manner of the use of its assets involving its strategy for its overall business; significant negative industry or economic trends; or underperforming business trends. These reviews may include an analysis of the Company’s current operations and capacity utilization in conjunction with an analysis of the markets in which the Company’s business is operating.

Intangible assets are discussed below. Amortization for financial accounting purposes is computed using the straight-line method over the estimated useful lives of the respective assets which range from three to ten years. Amortization for the three months ended June 30, 2012 and 2011 totaled $546 and $3,902, respectively. Amortization for the six months ended June 30, 2012 and 2011 totaled $1,092 and $7,638, respectively.

	Gross Carrying Value June 30, 2012	Gross Carrying Value December 31, 2011
Amortized intangible assets:
Website	$116,057	$116,057
Patents	$341	$341
Trademarks	$3,830	$3,830
TOTAL	$120,228	$120,228
Accumulated Amortization	$(118,012)	$(116,919)
TOTAL	$2,216	$3,309

Revenue Recognition

The Company operates predominantly as a wholesale-marketer distributing its dietary supplement products through traditional large retailers and electronic intermediaries via its “conversion funnel marketing” methodology. For all periods presented herein, the Predecessor Company and the Company complied with and adopted the appropriate standards regarding revenue recognition. Revenue from product sales is recognized upon transfer of title of the Company’s product. Net sales represent product sales less actual returns, allowances, discounts, and promotions. Sales to direct customers have an unconditional money back guarantee for thirty to sixty days after the date of purchase. Sales to several of the retail customers carry a “Sale or Return” Purchase agreement per contract, where if minimum sales thresholds are not met within required timeframe, the inventory will be returned to the Company for full credit.  Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, allowances and discounts were $417,416 and $368,764 for the three month period ending June 30, 2012 and 2011, respectively. Returns, allowances and discounts were $768,052 and $629,651 for the six month period ending June 30, 2012 and 2011, respectively.

In addition, the Predecessor Company and the Company provide allowances for sales returns and doubtful accounts based upon estimated and known returns.  Product returns are recorded as a reduction of net revenues and as a reduction of the accounts receivable balance.

Cost of Sales

The Company purchases its products directly from third party manufacturers. The Company’s cost of sales include product costs, cost of warehousing and distribution. Included in the cost of sales are shipping and handling costs that are incurred by the Company.

Income Taxes

For the five months ended May 31, 2011, the Predecessor Company operated as a limited liability company.  Accordingly, the Predecessor Company’s taxable income (or loss) was allocated to its sole member. Therefore, no provision or liabilities for income taxes have been included in the financial statements for these relevant periods.

However, on June 1, 2011, the Company converted to a ‘C’ corporation under the laws of the State of Colorado as of that date. Accordingly, the Company began to account for income taxes in accordance with the standards on income taxes. As prescribed by these standards, the Company utilizes the asset and liability method of accounting for income taxes. Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 5, “Income Taxes”. For the year ended December 31, 2011 and future years, the Company will file a consolidated federal income tax return. For state income tax purposes, the Company will also file a consolidated return in the states requiring the filing of such returns.

The Company has adopted the provisions of Codification Topic 740-10, “Accounting for Income Taxes,” (previously Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), as of June 1, 2011. The implementation of this standard had no impact on the financial statements.  As of both the date of adoption, and as of June 30, 2012, the unrecognized tax benefit accrual was zero.

Furthermore, since 2011 was the Company’s initial tax year, there are no prior federal or state tax returns subject to examination.  Accordingly, the only taxable period subject to examination by federal and state taxing authorities is the current period ended December 31, 2011.

Leases

The Company leases its headquarter facility, comprising approximately 7,120 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense for the three months ended June 30, 2012 and 2011 was $14,240 and $17,497, respectively. The total rent expense for the six months ended June 30, 2012 and 2011 was $28,480 and $34,994, respectively. The lease expires on September, 30, 2012. As of June 30, 2012, future lease payments required under this lease will be $14,240. The Company also leases miscellaneous office equipment and an automobile. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable, except for the automobile, to which the responsibility has been assumed by the CEO/President as part of the Merger Agreement.

Fair Value Measurements

ASC 820-10 establishes a framework for measuring the fair value of assets and liabilities and requires additional disclosure about fair value measurements.  ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal (or most advantageous market) for the asset or liability in than orderly transaction between market participants at the measure date.

The Company has a number of financial instruments, including cash, receivables, inventory, payables and debt obligations.  The Company has issued warrants which are measured at fair value on a recurring basis. The Company estimates that the fair value of these financial instruments does not materially differ from the respective reported balance sheet amounts.

Accordingly, the adoption of ASC 820-10 has not had a material impact on the Company’s financial statements and disclosures.

Deferred Financing Fees

Costs incurred in connection with the Company’s line of credit issued in July, 2011 are being amortized over the term of their respective debt repayment periods. Accumulated amortization for both of the aforementioned indebtedness for the Company as of June 30, 2012 was $1,250.

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print and television when the advertisement has be broadcast or otherwise distributed.  The Company records website costs related to its direct-to-consumer advertisements in accordance with FASB ASC 340-20 “Capitalized Advertising Costs”. In accordance with FASB ASC 340-20, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisements to probable future revenue. As of June 30, 2012 and December 31, 2011, the Company had deferred $14,565 and $25,488 respectively, related to such advertising costs. This amount is included in Deposits and other assets and is being amortized over a three year period. For the three month period ending June 30, 2012 and 2011, marketing expenses totaled $262,183 and $731,155, respectively. For the six month period ending June 30, 2012 and 2011, marketing expenses totaled $574,686 and $887,474, respectively.

Research and Development Costs

Research and development costs are expensed when incurred and are included in selling and marketing expense. Research and development costs totaled $8,642 and $2,010 for the three months ended June 30, 2012 and 2011, respectively, and $12,790 and $3,692 for the six months ended June 30, 2012 and 2011.

Distribution, Shipping and Handling Costs

Shipping costs on purchases and shipping and handling fees related to sales charged to customers are both included in cost of sales. Shipping and handling costs reimbursed by customers are reflected in other revenues.

Insurance

The Company has procured insurance for such areas as: (1) general liability; (2) product liability; (3) property insurance and (4) Directors and Officers liability. The Company is not insured for certain property and casualty risks due to the frequency and severity of such losses, the cost of insurance and the overall risk analysis performed by the Company.

As part of its medical benefits program, the Company contracts with a national service organizer to provide benefits to its employees for all medical, dental, vision and prescription drug services.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade accounts receivables. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer bases and their dispersion across different geographic locations.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASC 2011-04), an update to ASC Topic 820, “ Fair Value Measurements and Disclosures.” This update amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The update also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASC Update 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASC Update 2011-04 effective January 1, 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 - Sale of Product Line

In December, 2011, the Company entered into an agreement to sell a dormant children’s vitamin product line to an unrelated third party. The Company received a nonrefundable payment of $300,000 in December 2011, in consideration of the time and expense to be incurred by the buyer in conducting due diligence on the product line and granting the buyer an exclusivity period through January 31, 2012.  The Company recognized $100,000 of the nonrefundable payment as other income in 2011, representing the Company’s estimate of the portion of assistance and data provided to the buyer in 2011.  The remaining $200,000 was deferred and is included in the accrued expenses in the accompanying December 31, 2011 balance sheet.  The sale was consummated in January, 2012, which resulted in a $499,525 gain on the sale to the Company.

Note 3 - Litigation

The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, product liabilities and intellectual property matters resulting from the Company’s business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess the requirements to account for additional contingencies in accordance with the standard on contingencies.

The following summaries highlight the current status of certain material commercial litigation in which the Company is involved.

Protica, Inc., a former manufacturer of products for the Company, sued the Predecessor Company for an alleged debt in the approximate amount of $384,000 and also unspecified damages for an alleged breach of an exclusive manufacturing agreement. The Predecessor Company has filed counterclaims alleging that the manufacturer breached the parties' agreement and the warranties implied therein and fraudulently concealed damage to the product manufactured for it resulting in an FDA recall of its product and loss of a significant portion of its commercial market. The case is referred to as Protica, Inc v. iSatori Technologies, LLC, Civil Action No. 11-1105, filed February 15, 2011 in United States District Court, Eastern District of Pennsylvania.  The Predecessor Company seeks an unspecified amount of direct damages, punitive damages, and attorneys' fees. The Company and Protica, Inc. have engaged in preliminary settlement negotiations. The Company has an accrued liability of approximately $59,000 related to products purchased by Protica. The Company is unable to estimate the likelihood of an unfavorable outcome, and therefore has not accrued any additional loss. The range of loss that is reasonably possible is $0 to $325,000.  The Company has filed discovery documents and has asked to enter into mediation before trial.

Berlin Packaging, LLC, (“Berlin”) a former packaging firm retained by the Predecessor Company, sued it for failure to pay an approximate amount of $75,000. The Predecessor Company counterclaimed on the basis of negligent packaging performed by Berlin Packaging which ultimately led to damages including, but not limited to, the denial of inclusion of its products by 7-Eleven Corporation of Dallas, Texas. The case is referred to as Berlin Packaging, LLC v. iSatori Technologies, LLC, Case No. 2010L013570, filed in Cook County, Illinois State Court. The Company and Berlin Packaging, LLC agreed to settle the dispute pursuant to a settlement agreement (the “Settlement Agreement”) dated January 26, 2012 for approximately $36,000 which has been recorded in accrued expenses as of December 31, 2011. Final payment of the settlement was made April 27, 2012.

Jeffrey Grube brought a class action lawsuit against three companies, including the Company, based on the defendants' alleged marketing, distribution, or sales of products purporting to contain human chorionic gonadotropin ("hCG") or a natural hCG alternative. The case is referred to as Colonel Paul Jeffrey Grube v. GNC, iSatori Technologies llc and HCG Platinum, LLC, Case No. 11-1005, filed August 4, 2011 in United States District Court, for the Western District of Pennsylvania.  Grube claims that the defendants engaged in deceptive trade practices in violation of numerous state consumer protection laws, breached express warranties, and were unjustly enriched. The Company has also recently received a letter from GNC Corp., demanding the Company indemnify GNC Corp. pursuant to a distribution agreement between the Company and GNC Corp. The Company is contractually obligated to indemnify GNC Corp and will fulfill that responsibility.  The action has been legally stayed indefinitely pending the outcome of a settlement of a nationwide class action suit involving GNC and HCG Platinum.  Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

Jerry Aviles brought a class action complaint against the Company relating to its product, ISA- TEST. The case is referred to as Jerry Aviles vs iSatori Technologies, LLC, Case No. CIV DS1111487, filed October 4, 2011 in United Superior Court of the State of California, County of San Bernardino.  Aviles alleges the Company violated the California Consumer Legal Remedies Act and engaged in unfair or deceptive business practice and false advertising in violation of the California Business and Professions Code. Preliminary evidentiary discovery and a change of venue has been initiated in this action. Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

The Company received a demand letter (the “Letter”), dated November 14, 2011, from the law firm of Milstein, Adelman LLP, claiming the Company's sale of its hCG Activator Natural hCG Alternative (the “Product”) violated the California Consumer Legal Remedies Act and certain other provisions of California State Law. The Letter demanded the Company: (i) substantiate its advertising claims with respect to the Product; (ii) change its advertising with respect to the Product; (iii) recall the Product; (iv) identify all purchasers of the product; and (v) establish a fund for the providing for a full refund for all purchasers of the Product. The Company responded to the Letter on December 23, 2011 declining its request to engage in settlement negotiations or otherwise institute a recall of the Product. The Company received a response letter from Milstein Adelman LLP dated February 10, 2012. No formal litigation has been initiated against the Company as of this date. Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

The Company received a demand letter (the “Second Letter”), dated February 17, 2012, from the Breeden Law firm, claiming the Company’s sale of its African Mango Super Fruit™ diet product, (the “Mango Product”) violated the California Consumer Legal Remedies Act and certain other provisions of California State law. The Second Letter demanded the Company: (i) substantiate its advertising claims with respect to the Mango Product; (ii) change its advertising with respect to the Mango Product; (iii) recall the Mango Product; (iv) identify all purchasers of the Mango Product; and (v) establish a fund for the providing for a full refund for all purchasers of the Mango Product. No formal litigation has been initiated against the Company as of this date.  On March 23, 2012, the Company received a letter from Vitamin World, Inc. (“Vitamin World”) requesting the Company indemnify Vitamin World for similar claims brought against it by the Breeden Law Firm concerning the Mango Product sold by Vitamin World. The Company’s indemnification obligations to Vitamin World arise from the standard terms and conditions contained in Vitamin World’s distribution agreements.  The company has agreed to indemnify Vitamin World in this matter.  Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements. The Company’s counsel is in communication with the complainant with regard to the requested label changes and settlement issues.

The Company was served a class action complaint on May 21, 2012 which was filed April 30, 2012 in the Southern District of California alleging Violation of False Advertising Act, Violation of Consumer Legal Remedies Act resulting from the issuance of the FDA warning letter regarding the PWR product and the DMAA contained in its formula.  The Company’s attorneys requested and were granted an extension of time to respond to the allegations until August 10, 2012. Because of the Company’s action to reformulate this product before the suit was filed and agreeing to some replacement requirements, the Company has filed to block any claims for monetary damages under the Consumer Legal Remedies Act.  These actions will be part of the actions filed on August 10, 2012.

Note 4 - Income Taxes

As noted above, the Predecessor Company converted from a limited liability company to a corporation on June 1, 2011. For the five months ending May 31, 2011, the taxable income (or loss) of the Predecessor Company, a limited liability company, was allocated to its sole member. Therefore, no provision or liability for income taxes has been included in these financial statements for these relevant periods when the Predecessor Company was in existence. As a result of the June 1, 2011 conversion, on that date the Company recorded a net deferred tax asset of $274,489, by a credit to income tax expense, for temporary differences between financial reporting and the income tax basis of the existing assets and liabilities at that date.

For the three months ended June 30, 2012, the Company recognized income tax benefit of $142,434. For the six months ended June 30, 2012, the Company recognized income tax expense of $112,300.

At June 30, 2012, management believes there are no uncertain tax positions.

Note 5 - Stockholder’s Equity

At June 30, 2012, there were 12,622,756 shares of common stock, par value $.01 per share, outstanding for the Company.

Effective February 16, 2012, the Company issued options to purchase 1,233,129 shares of the Company’s common stock to eight management employees with an initial exercise price of $0.38 per share and which contain various vesting schedules and expiration dates. Upon completion of the Merger, the total number of options to purchase such shares was reduced to 823,757 and the per share exercise price was correspondingly adjusted to $0.573 per share in accordance with the terms of the Merger Agreement

Effective February 16, 2012, in connection with the $250,000 Convertible Promissory Note dated October 15, 2010 between the Company and James and Kristin Black, the Company exchanged 493,252 Common Shares of stock for the cancellation of the Note Payable. Upon completion of the Merger, the total number of shares was reduced to 329,502.

Warrant Grants

As of June 30, 2012, there were common stock warrants outstanding to purchase aggregate shares of common stock pursuant to the warrant grants described below. On November 1, 2010, the Company issued warrants to purchase 150,000 shares of the common stock of the Company to Transition Partners, Limited with a nominal exercise price per share in connection with a consulting services agreement. These warrants were subject to a conditional vesting schedule, in one-third increments.  As of December 31, 2010, the first 50,000 of these warrants were fully vested and were due to expire on November 1, 2013. On June 17, 2011, the second 50,000 of these warrants were fully vested and due to expire on November 1, 2013. On April 6, 2012 the third 50,000 of these warrants were fully vested and were due to expire on November 1, 2013. Upon completion of the Merger, the total number of warrants to purchase such shares was reduced to 123,563 and the per share exercise price was moved to $0.57 per share. In addition, the expiration of the warrants was extended to July 31, 2015.

On June 17, 2011 the Company also issued warrants to purchase 50,000 shares of the common stock of the Company to AVIDBank Corporate Finance, a division of AVIDBank, with an exercise price equal to one-hundredth of a dollar in connection with the $1.0 million revolving line of credit arrangement (See Note 8, Revolving Lines of Credit and Related Interest).  These warrants are fully vested and expire on June 17, 2016. Upon completion of the Merger, the total number of warrants to purchase such shares was reduced to 33,401 and the per share exercise price remained the same.

On July 15, 2011 the Company also issued warrants to purchase 3% of fully diluted shares of the common stock of the Company to Breakwater Structured Growth Opportunity Fund, L.P., with an imputed exercise price equal to approximately one-hundredth of a dollar in connection with the $1.025 million subordinated mezzanine loan arrangement (See Note 9, Long Term Indebtedness and Interest).  These warrants are fully vested and expire on June 15, 2016. Upon completion of the Merger, the total number of warrants to purchase such shares was increased to 420,549 and the per share exercise price remained the same.

Included in the aforementioned Breakwater warrant, was an obligation by the Company to, among other things, honor an irrevocable put right through which the Company agreed to purchase up to the 3% of fully diluted shares of its common stock underlying the warrant, which expires on July 15, 2016 (See Note 9, Long Term Indebtedness and Interest). Upon completion of the Merger, the irrevocable put right was removed.

The values of these various warrants have been measured utilizing the Black-Scholes model as of June 30, 2012.  The assumptions used in this valuation included:  (a) risk-free interest rate ranging from 0.33-.72% based on duration, (b) weighted average expected terms ranging from 1.33 years to 4.08 years; (c) weighted average expected stock volatility 45.94 % and (d) expected dividends of 0%.  This valuation resulted in a second quarter 2012 charge of $44,814 included in the Statement of Operations.

The Company assumed the 1,069,587 outstanding warrants to purchase shares of Common Stock which were issued by Integrated in fiscal years 2009 and before. Of these, 17,230 expire on July 29, 2012 and the remainders expire on May 31, 2014.

Note 6 - CONVERTIBLE PREFERRED STOCK

In connection with the Merger, the Company assumed into its capital structure the convertible stock originally issued by Integrated. Accordingly, at June 30, 2012, the Company’s convertible preferred stock, $0.01 par value per share, consisted of the following:

	Par Value	Shares Outstanding	Liquidation Value
Series A $20	$95	9,500	$190,000
Series D $20	130	13,000	260,000
	$225	22,500	$450,000

Series A $20 Convertible Preferred Stock. At June 30, 2012, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into the equivalent of one-fifth (1/5th) of a share of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 consecutive trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into the equivalent of one-fifth (1/5th) of a share of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution. In the event the Company enters into any consolidation, merger or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or other securities, each share of Series A Preferred will at the same time be similarly exchanged or changed into such consideration as is equal to four times the amount of consideration to be received for each share of common stock.

Series D $20 Convertible Preferred Stock. At June 30, 2012 the Company had 13,000 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive, out of funds of the company legally available, dividends at the annual rate of $1.80 per annum per share.

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

Note  7 - Revolving Line of Credit and Related Interest

On June 17, 2012, the Company extended a $1.0 million revolving line of credit with a lender, with interest due monthly at the rate equal to prime plus 1.25% with a floor of 7.0% for one month, which was originally entered into on June 17, 2011. The line of credit was collateralized by the Company’s accounts receivable, inventory, contract rights and general intangibles. The Company’s line of credit agreement contains certain restrictive covenants including the prohibition of the payment of distributions to members or stockholders other than for the payment of income taxes and certain affirmative covenants including maintenance of certain financial ratios related to its financial performance as defined in the line of credit agreement. For the quarter ended December 31, 2011, the Company failed to meet its Minimum Net Income Covenant. A waiver from the lender was obtained. At December 31, 2011 advances of $786,771 were outstanding under the credit agreement. The lender bank had not set a requirement for the Minimum Net Income Covenant for 1st or 2nd quarter. At June 30, 2012 advances of $859,244 were outstanding under the credit agreement. This revolving line of credit has subsequently been paid in full with proceeds from a new credit agreement and all liens released (see Note10 – Subsequent Events).

Note  8 - Long-Term Indebtedness and Interest

In October, 2010, the Company entered into a $250,000 long-term debt arrangement (the “Note”) with an unrelated private investor, with interest due monthly at the rate equal to 10%. The principal amount of the Note was required by the Predecessor Company to be repaid in full on its first anniversary. However, at that time, if the Predecessor Company had not entered into a satisfactory subsequent financing arrangement, in the sole discretion of the investor, the $250,000 Note could be immediately called and would be due and payable. The holder of the Note had the option to then either convert the Note into a three-year term loan or convert the Note into shares of common stock in the Predecessor Company. The holder of the Note had 15 months from the first anniversary of the making of the Note to make this decision, that is, until December 31, 2012. Subsequently, in February, 2012, the Note holder agreed that all previous new financing contingencies had been met and consented to convert the Note into shares of common stock of the Company in complete and total satisfaction of the Note.

On July 15, 2011, the Company entered into a $1,025,000 subordinated mezzanine loan (the “Mezzanine Loan”) with a maturity date of three years. Interest is due monthly at the rate equal to 12%. In addition, the net proceeds received by the Company from this Mezzanine Loan was $850,000, giving effect to the original issue discount (“OID”) required by the lender. On April 5, 2012 the above mentioned note was paid in full, including the remaining amount for the OID discount under this arrangement, for a total payment of $833,640. For the six months ended June 30, 2012, the Company had made payments of $887,929 (including taking into account the OID discount under this arrangement).

Note  9 - Fair Value Measurements and Disclosures

The Company follows ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:  Quoted prices are available in active markets for identical assets or liabilities.

Level 2:  Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3:  Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

ASC 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable Securities and Warrant Derivative Liability	$31,433	$-	$140,132	$-	$-	$92,606

Beginning of Year	-	-	92,606	-	-	-
Additions	16,765	-	-	-	-	59,239
Deletions	-	-	-	-	-	-
Revisions	14,668	-	47,526	-	-	33,367
End of Year	$31,433	$-	$140,132	$-	$-	$92,606

Note  10 - Subsequent Events

Subsequent to the Company extending its revolving line of credit on June 17, 2012, the Company entered into a new Credit Agreement with Colorado Business Bank West of Denver, Colorado (the “New Credit Agreement”) on July 16, 2012,, and in connection with the entrance into the New Credit Agreement, terminated its commitments under its existing credit agreement with Avidbank Corporate Finance, a division of AvidBank.   Borrowings under the New Credit Agreement will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

The New Credit Agreement provides a revolving commitment to the Company of $1,500,000, which increased the Company’s previous borrowing capacity by fifty percent.  Amounts outstanding under the New Credit Agreement will be reflected in a promissory note with a principal balance of $1,500,000 and a maturity date of July 16, 2013 (the “Promissory Note”).  The principal balance on the Promissory Note will note bear interest at the one month USD LIBOR rate measured not more often than once per month (the “Index”).  Interest on any unpaid balance under the promissory note will bear interest at the Index plus 3.750% with a minimum interest rate of 4.000% per annum.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto and the financial statements and the notes thereto contained in our 2011 Annual Report on Form 10-K (the “2011 Annual Report”).

Our Business

iSatori is a consumer products firm which develops and sells nutritional products in the performance, weight loss and energy markets through on-line marketing, catalogs and thousands of retail stores around the world. iSatori was formed in 2001 as a Colorado limited liability company and converted to a Colorado corporation in 2011. On June 29, 2012, the Company merged with and into Integrated and simultaneously changed its name to iSatori, Inc.  iSatori is headquartered in Golden, Colorado.

iSatori distributes its products to thousands of retail stores, those have included outlets such as GNC, Walmart, Costco, CVS, Walgreens, 7-Eleven and other Fortune 500 companies, augmented by internet sales through its proprietary online marketing new product launch system. The Company’s core competencies include the development of new, innovative products, supported by creative sales and marketing programs, all designed to expand its revenues and distribution in the rapidly growing nutritional products industry.

iSatori currently employs 17 full-time, one part-time and two contract employees. Additionally, from time to time, iSatori utilizes the contracted services of temporary employees, call-centers, fulfillment, and manufacturing.

Recent Developments

On July 16, 2012, iSatori entered into a Credit Agreement with Colorado Business Bank West of Denver, Colorado (the “New Credit Agreement”), and in connection with the entrance into the New Credit Agreement, terminated its commitments under its existing credit agreement with Avidbank Corporate Finance, a division of AvidBank.  Borrowings under the New Credit Agreement will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

The New Credit Agreement provides a revolving commitment to the Company of $1,500,000, which increased the Company’s previous borrowing capacity by fifty percent.  Amounts outstanding under the New Credit Agreement will be reflected in a promissory note with a principal balance of $1,500,000 and a maturity date of July 16, 2013 (the “Promissory Note”).  The principal balance on the Promissory Note will note bear interest at the one month USD LIBOR rate measured not more often than once per month (the “Index”).  Interest on any unpaid balance under the promissory note will bear interest at the Index plus 3.750% with a minimum interest rate of 4.000% per annum.

Results of Operations

Comparison of the Three Months ended June 30, 2012 and 2011

Merger Transaction

On April 5, 2012, Integrated and iSatori Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Integrated (“Merger Sub”), consummated a merger (the “Merger”) with iSatori Technologies, Inc., a Colorado corporation, pursuant to a Merger Agreement, dated as of February 17, 2012, by and among Integrated, Merger Sub and iSatori (the “Merger Agreement”). Pursuant to the Merger Agreement, iSatori was merged with and into Merger Sub with iSatori surviving as a wholly-owned subsidiary of Integrated. On June 29, 2012, iSatori Technologies, Inc. was merged with and into Integrated pursuant to a short-form merger effected under Delaware law. In connection with such merger, Integrated changed its name to iSatori, Inc. The trading symbol of the Company is “IFIT”.

Because of this merger transaction, and the corresponding payoff of the Mezzanine Financing, there were numerous one-time expenditures incurred by the Company, which has impacted the financial statement for the 2012 periods presented in this document. The Company has isolated approximately $512 thousand which has been expensed as of June 30, 2012 and are reflected in the table below.

iSatori Inc.
One-time Expenses

Merger-Related Expenses
Professional Fees	$26,898
Severance per Agreement	$28,600
Board Approved labor-related Expense	$71,172
Integrated operating loss for the period after the merger, prior to the upstream merger	$19,490

Total One-time Merger Related Expenses	$146,160

Mezzanine Financing Expenses at Payoff
Amortize remaining balance of Professional Fees	$44,995
Amortize remaining balance of Closing Fees, Debt Discount	$100,031
Payout of OID/Interest	$121,123
Negotiated Settlement for removal of Put Right	$100,000
Total One-time Mezzanine Financing Payoff Expenses	$366,149
Total One-time expenses	$512,309	*

*Additionally $121 thousand was incurred in 2012 for an audit of the fiscal years 2010 and 2011, which were not incurred in the prior years.

Revenues

Our consolidated net revenues decreased $338 thousand or -13% to $2.2 million for the three months ended June 30, 2012 compared to $2.6 million for the same period in 2011.  While product sales to our retail, distributor (domestic and international) and mass accounts were over $446 thousand or 22% from the previous period, internet revenues derived from a internet marketing trial program offer were down $672 thousand or 82% from the previous period.  This is the result of a planned delay in launching the new internet marketing trial program with a new product.  We had stopped the previous trial at the end of 2011.

The $60 thousand decrease in Other revenue for the above mentioned period was also a related to the planned delay of the launch of the internet marketing trial programs – as little shipping and handling revenue for the campaign was realized.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution, and freight costs increased $60 thousand, or 7% to $882 thousand for the three month period ended June 30, 2012 compared to $822 thousand for the same period in 2011. In 2011, margins were higher because of the contribution the internet marketing trial program provides.  The planned delay in 2012 of this program has resulted in lower margins.

Operating Expenses

Selling and Marketing

Selling and Marketing expenses decreased $438 thousand or 50% to $436 thousand for the three months ended June 30, 2012 compared to $875 thousand for the same period in 2011.  This decrease can be attributed to the planned delay of the launch of the internet marketing trial programs.  Without this revenue, the corresponding expense associated with the campaign was not realized.

Salaries and labor related expenses

Salaries and labor related expenses increased $97 thousand or 21% to $547 thousand for the three months period ended June 30, 2012 compared to $451 thousand for the same period in 2011. This increase is related to a severance payout of $29 thousand as established in the Merger Agreement with Integrated along with an accrual for $71 thousand for a future payment as approved by the Board of Directors (see “Merger Transaction” paragraph, above).

Administration

Administrative expenses increased $265 thousand or 262% to $366 thousand for the three months ended June 30, 2012 compared to $101 thousand for the same period in 2011.  The increase in expenses were for professional fees incurred as a result of the Merger and Mezzanine Finance payoff (totaling $72 thousand, see “Merger Transaction” paragraph above), accounting fees related to the audit of fiscal years 2010 and 2011, and increased legal fees related to ongoing litigation.

Depreciation and Amortization

Depreciation and Amortization expense decreased $21 thousand or 54% to $18 thousand for the three months ended June 30, 2012 compared to $39 thousand for the same period in 2011.  This is a result of the disposition of the auto asset at the beginning of 2012, as well as some of the assets owned by the Company have reached their depreciable lives.

Other Income

Other income was $15 thousand for the three months ended June 30, 2012 compared to $0 for the same period in 2011.  This income was related to the change in the marketable securities held by the Company which the company acquired as a result of the Merger.

Financing Expenses

Financing expenses increased $211 thousand or 799% to $238 thousand for the three months ended June 30, 2012 compared to $26 thousand for the same period in 2011.  This additional expense relates to the payoff of the Mezzanine Loan at the time of the Merger for a total of $200 thousand (see Note  8 -Long-Term Indebtedness and Interest and “Merger Transaction” paragraph above).  All fees which were being amortized over the life of the loan were expensed in full at this time.

Interest Expense

Interest expense increased $148 thousand or 761% to $167 thousand for the three months ended June 30, 2012 compared to $19 thousand for the same period in 2011.  This additional expense relates to the payoff of the OID of the Mezzanine Loan at the time of the Merger totaling $121 thousand (see Note 8 -Long-Term Indebtedness and Interest and “Merger Transaction” paragraph above).

Income (loss) before income taxes

As a result of the foregoing, income (loss) before income taxes were a loss of $394 thousand, or -18% of product revenues for  the three months ended June 30, 2012 compared to income of $249 thousand or 10% of product revenues for the same period in 2011.

Without the corresponding one-time expenditures associated with the Merger (see “Merger Transaction” paragraph above) income before income taxes would be $118 thousand or 5% of product revenues, compared to $249 thousand for the same period in 2011.

Income Tax Benefit

Income tax benefit decreased $132 thousand or 48% to $142 thousand for the three months ended June 30, 2012 compared to $274 thousand for the same period in 2011.  The benefit received in 2012 was a result of the loss incurred during the period, and the true-up of the expected tax the Company would incur for the year.  The benefit reported for the same period in 2011, was a result of recording a net deferred tax asset, by a credit to income tax expense, for temporary differences between financial reporting and the income tax basis of the existing assets and liabilities, when the Predecessor Company converted from a limited liability company to a corporation on June 1, 2011.

Net Income (loss)

As a result of the foregoing, net  income (loss) was a loss of $252 thousand, or -11% of product revenues for the three months ended June 30, 2012 compared to income of $523 thousand or 18% of product revenues for the same period in 2011.

Comparison of the Six Months ended June 30, 2012 and 2011

Revenues

Our consolidated net revenues increased $424 thousand or 10% to $4.7 million for the six months ended June 30, 2012 compared to $4.3 million for the same period in 2011.  While product sales to our retail and distributor (domestic and international) were over $1.1 million or 30% from the previous period, sales to mass customers were down $20 thousand or 22% and  internet revenues derived from a internet marketing trial program offer were down $479 thousand or 54% from the previous period.  This is the result of a planned delay in launching the new internet marketing trial program internet campaign with a new product.  We had stopped the previous trial at the end of 2011.

The $62 thousand decrease in Other revenue for the above mentioned period was also a related to the planned delay of the launch of the internet marketing trial programs – as little shipping and handling revenue for the campaign was realized.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution, and freight costs increased $373 thousand, or 26% to $1.8 million for the six month period ended June 30, 2012 compared to $1.46 million for the same period in 2011. In 2011, margins were higher because of the contribution the internet marketing trial program provides.  The planned delay in 2012 of this program has resulted in lower margins.

Operating Expenses

Selling and Marketing

Selling and Marketing expenses decreased $230 thousand or 20% to $910 thousand for the six months ended June 30, 2012 compared to $1.14 million for the same period in 2011.  This decrease can be attributed to the planned delay of the launch of the internet marketing trial programs.  Without this revenue, the corresponding expense associated with the campaign was not realized.

Salaries and labor related expenses

Salaries and labor related expenses increased $212 thousand or 26% to $1.03 million for the six months period ended June 30, 2012 compared to $815 thousand for the same period in 2011. This variance is related to normal salary increases, coupled with a severance payout of $29 thousand, as established in the Merger agreement with Integrated and an accrual of $71 thousand for a future payment as approved by the Board of Directors (see “Merger Transaction” paragraph, above).

Administration

Administrative expenses increased $449 thousand or 228% to $646 thousand for the six months ended June 30, 2012 compared to $197 thousand for the same period in 2011.  The increase in expenses were for professional fees incurred as a result of the Merger and Mezzanine Finance payoff (totaling $72 thousand, see “Merger Transaction” paragraph above), accounting fees related to the audit of fiscal years 2010 and 2011, and increased legal fees related to ongoing litigation.

Depreciation and Amortization

Depreciation and Amortization expense decreased $26 thousand or 42% to $36 thousand for the six months ended June 30, 2012 compared to $62 thousand for the same period in 2011.  This is a result of the  disposition of the auto asset at the beginning of 2012, as well as some of the assets owned by the Company have reached the end of their depreciable lives.

Gain on the sale of a product line

As mentioned in Note 2 - Sale of Product Line in the financial statements, the Company recognized a $500 thousand gain when the sale of dormant children’s vitamin product line was sold to an unrelated third party.  The sale was consummated in January 2012.

Other Income

Other income was $16 thousand for the six months ended June 30, 2012 compared to $0 for the same period in 2011.  The income incurred related to the change in the marketable securities held by the Company which the company acquired as a result of the Merger.

Financing Expenses

Financing expenses increased $253 thousand or 727% to $288 thousand for the six months ended June 30, 2012 compared to $35 thousand for the same period in 2011.  This additional expense relates to the financing expenses incurred for first quarter and the payoff of the Mezzanine Loan at the time of the Merger for a total of $200 thousand (see Note 8 -Long-Term Indebtedness and Interest and “Merger Transaction” paragraph above). All fees which were being amortized over the life of the loan were expensed in full at this time. This loan was entered into July 15, 2011, so no similar financing fees were reflected in the six months ended June 30, 2011.

Interest Expense

Interest expense increased $207 thousand or 539% to $246 thousand for the six months ended June 30, 2012 compared to $39 thousand for the same period in 2011.  This additional expense relates to the interest incurred over the period up to the date of the Merger and the payoff of the OID of the Mezzanine Loan, which totaled $121 thousand (see Note 8 -Long-Term Indebtedness and Interest and “Merger Transaction” paragraph above).

Income before income taxes

As a result of the foregoing, income before income taxes were $273 thousand, or 6% of product revenues for  the six months ended June 30, 2012 compared to income of $573 thousand or 14% of product revenues for the same period in 2011.

Without the corresponding one-time expenditures associated with the Merger (see “Merger Transaction” paragraph above) income before income taxes would be $786 thousand or 17% of product revenues, compared to $573 thousand for the same period in 2011.

Income Tax Benefit (Expense)

Income tax expense was $112 thousand for the six months ended June 30, 2012 compared to an income tax benefit of $271 thousand for the same period in 2011.  The expense incurred for the above mentioned period in 2012 was a result of the overall income for the short period to be filed for taxes for the Predecessor Company prior to the Merger. The benefit reported for the six period in 2011, was a result of recording a net deferred tax asset, by a credit to income tax expense, for temporary differences between financial reporting and the income tax basis of the existing assets and liabilities, when the Predecessor Company converted from a limited liability company to a corporation on June 1, 2011.

Net Income

As a result of the foregoing, net income was $161 thousand, or 3% of product revenues for the six months ended June 30, 2012 compared to income of $844 thousand or 20% of product revenues for the same period in 2011.

Liquidity and Capital Resources

Cash Position

iSatori requires significant amounts of working capital to operate its business and to pay expenses relating to the development, testing and marketing of its products.  iSatori’s traditional use of cash includes primarily making significant expenditures to market new and existing products, as well as the financing of clinical studies for discovering new, efficacious products and providing necessary substantiation for claims iSatori makes concerning its current products and paying third parties to manufacture and distribute iSatori products.

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was $3,479,340 at June 30, 2012, compared with $238,404 at June 30, 2011. Net cash provided to iSatori on the date of the Merger (after payoff of the Mezzanine loan discussed in Note 8 – Long-term Indebtedness and Interest of the financial statements) was $3,564,790.

iSatori generally expects to fund expenditures for operations, administrative expenses, marketing expenses, research and development expenses and debt service obligations with internally generated funds from operations, and to satisfy working capital needs from time to time with borrowings under its credit facility pursuant to the New Credit Agreement.  iSatori believes that it will be able to meet its debt service obligations and fund its short-term and long-term operating requirements in the future with cash flow from operations and borrowings under its credit facility.  If iSatori is unable to achieve projected operating results and/or obtain additional financing if and when needed, it will be required to curtail growth plans and significantly scale back its activities.  Currently, iSatori continues to focus on working capital management by monitoring key metrics associated with accounts receivable, payroll expenses, marketing expenses and research and development expenses.

Credit Arrangements as of June 30, 2012

As of June 30, 2012, iSatori had outstanding credit indebtedness of $859,244, which consisted solely of amounts outstanding under the revolving line of credit.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

ITEM 3.

QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.

CONTROLS AND PROCEDURES

Our management, with the participation of Stephen Adelé, our Chief Executive Officer, and Michael Wilemon, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the evaluation, those officers have concluded that:

•

our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

•

our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2012, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, product liabilities and intellectual property matters resulting from the Company’s business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess the requirements to account for additional contingencies in accordance with the standard on contingencies.

The following summaries highlight the current status of certain material commercial litigation in which the Company is involved.

Protica, Inc., a former manufacturer of products for the Company, sued the Predecessor Company for an alleged debt in the approximate amount of $384,000 and also unspecified damages for an alleged breach of an exclusive manufacturing agreement. The Predecessor Company has filed counterclaims alleging that the manufacturer breached the parties' agreement and the warranties implied therein and fraudulently concealed damage to the product manufactured for it resulting in an FDA recall of its product and loss of a significant portion of its commercial market. The case is referred to as Protica, Inc v. iSatori Technologies, LLC, Civil Action No. 11-1105, filed February 15, 2011 in United States District Court, Eastern District of Pennsylvania.  The Predecessor Company seeks an unspecified amount of direct damages, punitive damages, and attorneys' fees. The Company and Protica, Inc. have engaged in preliminary settlement negotiations. The Company has an accrued liability of approximately $59,000 related to products purchased by Protica. The Company is unable to estimate the likelihood of an unfavorable outcome, and therefore has not accrued any additional loss. The range of loss that is reasonably possible is $0 to $325,000.  The Company has filed discovery documents and has asked to enter into mediation before trial.

Berlin Packaging, LLC, (“Berlin”) a former packaging firm retained by the Predecessor Company, sued it for failure to pay an approximate amount of $75,000. The Predecessor Company counterclaimed on the basis of negligent packaging performed by Berlin Packaging which ultimately led to damages including, but not limited to, the denial of inclusion of its products by 7-Eleven Corporation of Dallas, Texas. The case is referred to as Berlin Packaging, LLC v. iSatori Technologies, LLC, Case No. 2010L013570, filed in Cook County, Illinois State Court. The Company and Berlin Packaging, LLC agreed to settle the dispute pursuant to a settlement agreement (the “Settlement Agreement”) dated January 26, 2012 for approximately $36,000 which has been recorded in accrued expenses as of December 31, 2011. Final payment of the settlement was made April 27, 2012.

Jeffrey Grube brought a class action lawsuit against three companies, including the Company, based on the defendants' alleged marketing, distribution, or sales of products purporting to contain human chorionic gonadotropin (“hCG”) or a natural hCG alternative. The case is referred to as Colonel Paul Jeffrey Grube v. GNC, iSatori Technologies llc and HCG Platinum, LLC, Case No. 11-1005, filed August 4, 2011 in United States District Court, for the Western District of Pennsylvania.  Grube claims that the defendants engaged in deceptive trade practices in violation of numerous state consumer protection laws, breached express warranties, and were unjustly enriched. The Company has also recently received a letter from GNC Corp., demanding the Company indemnify GNC Corp. pursuant to a distribution agreement between the Company and GNC Corp. The Company is contractually obligated to indemnify GNC Corp and will fulfill that responsibility.  The action has been legally stayed indefinitely pending the outcome of a settlement of a nationwide class action suit involving GNC and HCG Platinum.  Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

Jerry Aviles brought a class action complaint against the Company relating to its product, ISA- TEST. The case is referred to as Jerry Aviles vs iSatori Technologies, LLC, Case No. CIV DS1111487, filed October 4, 2011 in United Superior Court of the State of California, County of San Bernardino.  Aviles alleges the Company violated the California Consumer Legal Remedies Act and engaged in unfair or deceptive business practice and false advertising in violation of the California Business and Professions Code. Preliminary evidentiary discovery and a change of venue has been initiated in this action. Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

The Company received a demand letter (the “Letter”), dated November 14, 2011, from the law firm of Milstein, Adelman LLP, claiming the Company's sale of its hCG Activator Natural hCG Alternative (the “Product”) violated the California Consumer Legal Remedies Act and certain other provisions of California State Law. The Letter demanded the Company: (i) substantiate its advertising claims with respect to the Product; (ii) change its advertising with respect to the Product; (iii) recall the Product; (iv) identify all purchasers of the product; and (v) establish a fund for the providing for a full refund for all purchasers of the Product. The Company responded to the Letter on December 23, 2011 declining its request to engage in settlement negotiations or otherwise institute a recall of the Product. The Company received a response letter from Milstein Adelman LLP dated February 10, 2012. No formal litigation has been initiated against the Company as of this date. Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

The Company received a demand letter (the “Second Letter”), dated February 17, 2012, from the Breeden Law firm, claiming the Company’s sale of its African Mango Super Fruit™ diet product, (the “Mango Product”) violated the California Consumer Legal Remedies Act and certain other provisions of California State law. The Second Letter demanded the Company: (i) substantiate its advertising claims with respect to the Mango Product; (ii) change its advertising with respect to the Mango Product; (iii) recall the Mango Product; (iv) identify all purchasers of the Mango Product; and (v) establish a fund for the providing for a full refund for all purchasers of the Mango Product. No formal litigation has been initiated against the Company as of this date.  On March 23, 2012, the Company received a letter from Vitamin World, Inc. (“Vitamin World”) requesting the Company indemnify Vitamin World for similar claims brought against it by the Breeden Law Firm concerning the Mango Product sold by Vitamin World. The Company’s indemnification obligations to Vitamin World arise from the standard terms and conditions contained in Vitamin World’s distribution agreements.  The company has agreed to indemnify Vitamin World in this matter.  Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements. The Company’s counsel is in communication with the complainant with regard to the requested label changes and settlement issues.

The Company was served a class action complaint on May 21, 2012 which was filed April 30, 2012 in the Southern District of California alleging Violation of False Advertising Act, Violation of Consumer Legal Remedies Act resulting from the issuance of the FDA warning letter regarding the PWR product and the DMAA contained in its formula.  The Company’s attorneys requested and were granted an extension of time to respond to the allegations until August 10, 2012. Because of the Company’s action to reformulate this product before the suit was filed and agreeing to some replacement requirements, the company has filed to block any claims for monetary damages under the Consumer Legal Remedies Act.  These actions will be part of the actions filed on August 10, 2012.

ITEM 1A.

RISK FACTORS

Not required.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At the closing of the Merger, Integrated issued, or reserved for issuance, to the holders of iSatori’s common stock, and holders of equity instruments convertible into shares of iSatori’s common stock, an aggregate of approximately 8,410,973 shares of Integrated’s common stock.  The shares were issued in a private placement not involving a public offering under the Securities Act pursuant to Section 4(2) of the Securities Act or Rule 145 under the Securities Act. The Company has not engaged in general solicitation or advertising with regard to the issuance of its shares of common stock and has not offered securities to the public in connection with this issuance

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350. Furnished herewith electronically.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350. Furnished herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ISATORI, INC.

By:	/s/ Stephen Adelé
Stephen Adelé
Chief Executive Officer

By:	/s/ Michael Wilemon
Michael Wilemon
Chief Financial Officer

August 14, 2012