Form 10-Q
period 2012-09-30
iSatori, Inc.
filed 2012-11-09
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 3012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-11900

ISATORI, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2422983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15000 W 6th Avenue, Suite 202 Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

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

12,622,756 shares of common stock, $0.01 par value per share, were outstanding as of November 9, 2012.

ISATORI, INC.

The terms “iSatori,” “Company,” “we,” “our,” and “us” refer to iSatori, Inc. and its consolidated entities unless the context suggests otherwise

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).  Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. We do not undertake to update our forward–looking statements. Forward-looking statements include, among others, statements we make regarding:

•

the timing and extent of changes in demand for our products;

•

the availability and price of ingredients necessary to manufacture our products;

•

the outcome of any current or future litigation regarding our products or similar products of competitors.

•

our relationships with our distributors; and

•

the results of our marketing efforts.

Condensed Consolidated Financial Statements and Related Footnotes

September 30, 2012 and 2011

iSatori, Inc. and

iSatori Technologies, Inc. and iSatori Technologies, LLC.

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,425,419	$364,608
Accounts receivable
Trade, net of allowance for doubtful accounts	1,003,198	937,841
Income tax receivable	-	54,841
Other receivables - current portion	35,828	44,722
Inventories	1,200,348	757,250
Assets held for sale	29,338	168,474
Deferred tax asset, net	35,747	35,746
Prepaid expenses	178,721	119,147
Total current assets	4,908,599	2,482,629

Property and equipment
Vehicle	-	67,135
Furniture and fixtures	56,680	50,304
Office equipment	36,600	32,131
Computer equipment	312,883	262,737
Dies and cylinders	49,422	49,422
Less accumulated depreciation	(312,484)	(324,257)
Total property and equipment	143,101	137,472

Note Receivable – net of current portion	81,714	81,714

Other assets:
Deferred tax asset, net	216,498	216,498
Deposits and other assets	19,234	37,257
Debt Issuance Costs	6,250	157,242
Deferred Offering Costs	-	141,826
Total other assets	241,982	552,823
Total assets	$5,375,396	$3,254,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$608,670	$695,775
Accrued expenses	190,433	446,950
Line of credit, less debt discount	673,155	785,044
Current portion of vendor payables	-	1,000
Current portion of notes payable	-	489,352
Total current liabilities	1,472,258	2,418,121

Long-term liabilites
Note payable, less current maturities and debt discounts	-	478,729
Other long-term liabilities	128,422	92,606
Total long-term liabilities	128,422	571,335

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(continued)

	September 30,	December 31,
	2012	2011
Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	-
Common stock, $0.01 par value, 56,250,000 shares authorized; 12,622,756 and 5,610,100 shares issued and outstanding, respectively	126,228	100,000
Additional paid-in capital	4,149,208	(56,017)
Retained earnings (accumulated deficit)	(500,945)	221,199
Total stockholders’ equity	3,774,716	265,182

Total liabilities and stockholders' equity	$5,375,396	$3,254,638

The accompanying notes are an integral part of these condensed consolidated financial statements

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Product revenue (Net of returns and discounts)	$2,348,773	$2,814,966	$6,989,596	$6,969,690
Royalty revenue	22,439	31,559	83,105	91,632
Other revenue	93,389	114,333	135,103	218,457
Total revenue	2,464,601	2,960,858	7,207,804	7,279,779

Cost of sales	931,095	937,778	2,763,694	2,397,795
Gross profit	1,533,506	2,023,080	4,444,110	4,881,984

Operating Expenses:
Selling and marketing	1,189,092	1,271,886	2,098,778	2,411,218
Salaries and labor related expenses	393,303	522,124	1,420,976	1,337,388
Administration	357,782	153,228	1,003,302	349,971
Depreciation and amortization	21,256	(214)	57,000	61,633
Total operating expenses	1,961,433	1,947,024	4,580,056	4,160,210

Income (loss) from operations	(427,927)	76,056	(135,946)	721,774

Gain on sale of product lines	-	-	499,525	-
Other income (expense)	(2,096)	-	13,933	433
Financing expense	(91,277)	(71,508)	(379,403)	(106,355)
Interest expense	4,776	(48,523)	(241,301)	(87,059)

Income (loss) from continuing operations	(516,524)	(43,975)	(243,192)	528,793

Income tax benefit (expense)	(2,244)	(3,156)	(114,543)	268,326

Net income (loss)	$(518,768)	$(47,131)	$(357,735)	$797,119

Net income (loss) per common share	$(0.04)	$(0.01)	$(0.03)	$0.12

Weighted average shares outstanding:
Basic and fully diluted	12,622,756	6,680,203	10,591,630	6,680,203

The accompanying notes are an integral part of these condensed consolidated financial statements

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(357,735)	$797,119
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,000	61,633
Amortization of debt discount	50,452	-
Amortization of debt issuance costs	150,992	-
Stock compensation expense	88,595	2,111
Change in the fair value of derivative instruments	18,286	-
Gain from the sale of product line	(499,529)	-
Benefit from deferred income taxes	-	(277,489)
Change in assets and liabilities:
Accounts receivable	(65,357)	(271,455)
Notes receivable	8,892	67,597
Inventories	(443,098)	(37,832)
Marketable securities	(12,570)	-
Prepaid expenses	(47,979)	(539,899)
Deposits and other assets	351,412	(70,035)
Accounts payable	(160,980)	(257,443)
Accrued expenses	(22,479)	154,679
Income taxes	54,841	-
Net cash used in operating activities	(829,257)	(371,014)

Cash flows from investing activities:
Purchase of property and equipment	(60,991)	(9,526)
Proceeds from the sale of product line	500,000	-
Net cash provided by (used in) investing activities	439,009	(9,526)

Cash flows from financing activities:
Proceeds of notes payable	-	850,000
Payment of notes payable	(766,807)	(101,946)
Issuance of vendor notes	-	9,000
Payment of vendor notes	(1,000)	(190,526)
Proceeds from line of credit	4,547,857	2,612,208
Repayment of line of credit	(4,695,508)	(2,548,474)
Payment of financing costs	-	15,056
Debt discount for derivative instruments	-	57,512
Deferred offering costs	(767,507)	-
Cash acquired in merger	4,498,430	-
Member distribution	-	(170,445)
Distributions to shareholder	(364,406)	-
Net cash provided by financing activities	2,451,059	532,385

Net increase in cash	2,060,811	151,845

Cash and cash equivalents, beginning of period	364,608	66,491
Cash and cash equivalents, end of period	$2,425,419	$218,336

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	206,341	78,268
Non-cash transactions
Conversion of notes payable to common stock	250,000	-
Conversion of accounts payable to notes payable	-	124,204

The accompanying notes are an integral part of these condensed consolidated financial statements

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Organization and Nature of Business

iSatori Technologies, LLC (the “Predecessor Company”) was formed under the laws of the State of Colorado on June 14, 2004.  On June 1, 2011, LS7 Products, LLC (d/b/a iSatori Global Technologies, LLC), a Colorado limited liability company and wholly owned subsidiary of the Predecessor Company (“LS7”), Eat-Smart, LLC a Colorado limited liability company and wholly owned subsidiary of the Predecessor Company (“Eat-Smart”), and Energize Solutions, LLC, a Colorado limited liability company and wholly owned subsidiary of the Predecessor Company (“Energize”), were merged with and into the Predecessor Company and Right Lane Publishing Inc., a Colorado subchapter S corporation and wholly owned subsidiary of the Predecessor Company (“Right Lane”), was distributed to Stephen Adele Enterprises, Inc., the Predecessor Company’s sole shareholder (collectively, the “Reorganizations”). On June 1, 2011, after consummation of the Reorganizations, the Predecessor Company converted to a corporation pursuant to the laws of the State of Colorado changing its name to iSatori Technologies, Inc. (the “Company”).  On June 29, 2012, the Company merged with and into Integrated Security Systems, Inc (“IZZI”) and simultaneously changed its name to iSatori, Inc. For purposes of these financial statements, references to the financial operations of the Company and the Predecessor Company are noted for the respective reporting periods as noted above. Unless otherwise specifically indicated, references to the “Company” (without further qualification) necessarily include the Company, the Predecessor Company, and IZZI for all applicable accounting periods. Since there has been no change in the ownership of the business, the assets and the liabilities of the Predecessor Company have been recorded on the Company's financial statements at the same amounts at which they were reported on the financial statements of the Predecessor Company. All transactions between divisions and/or wholly owned subsidiaries of the Company or the Predecessor Company have been eliminated in the financial statements. In addition, per the operating agreement of the Predecessor Company, no member was to have been liable for the debts, liabilities or obligations of the Predecessor Company.

Completion of Merger

As noted above, on April 5, 2012, Integrated Security Systems, Inc. (“Integrated”) and iSatori Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Integrated (“Merger Sub”), consummated a merger (the “Merger”) with iSatori Technologies, Inc., a Colorado corporation (“iSatori”), pursuant to a Merger Agreement, dated as of February 17, 2012, by and among Integrated, Merger Sub and iSatori (the “Merger Agreement”). Pursuant to the Merger Agreement, iSatori was merged with and into Merger Sub with iSatori surviving as a wholly-owned subsidiary of Integrated.

Upon completion of the Merger, the holders of iSatori’s common stock, and holders of equity instruments convertible into shares of iSatori’s common stock, received, or will receive upon the exercise of such convertible instruments, an aggregate of approximately 8,410,973 shares of Integrated common stock.

Prior to the Merger, Integrated was a company with virtually no operations. The Merger was accounted for as the equivalent to the issuance of stock by iSatori for the net monetary assets of Integrated. The accompanying financial statements include the results of operations of iSatori and Intergraded for periods subsequent to the Merger, and iSatori only for periods prior to the Merger.

On June 29, 2012, iSatori Technologies, Inc. was merged with and into Integrated Security Systems, Inc. pursuant to a short-form merger effected under Delaware law. In connection with such merger, Integrated Security Systems, Inc. changed its name to iSatori, Inc. The trading symbol of the Company is “IFIT”.

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

At September 30, 2012 and December 31, 2011, the financial instruments of the Company and the Predecessor Company consisted principally of cash and cash equivalents, receivables, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,425,419	$2,425,419	$364,608	$364,608
Receivables	$1,003,198	$1,003,198	$937,841	$937,841
Accounts Payable	$608,670	$608,670	$695,775	$695,775
Long-term Debt	$128,422	$128,422	$571,335	$571,335

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

	September 30, 2012	December 31, 2011
Trade Receivables	$830,110	$902,222
Other	$173,088	$35,619
Allowance for doubtful accounts	$(0)	$(0)
Totals	$1,003,198	$937,841

In addition, the Company has recorded an allowance for customer returns in the amount of $50,182 at September 30, 2012 and $77,638 at December 31, 2011 in accrued expenses.

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	September 30, 2012	December 31, 2011
Labels and packaging	$108,555	$81,251
Finished goods	$1,091,793	$675,999
Totals	$1,200,348	$757,250

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible assets are discussed below. Amortization for financial accounting purposes is computed using the straight-line method over the estimated useful lives of the respective assets which range from three to ten years. Amortization for the three months ended September 30, 2012 and 2011 totaled $546 and $3,902, respectively. Amortization for the nine months ended September 30, 2012 and 2011 totaled $1,092 and $7,638, respectively.

	Gross Carrying Value September 30, 2012	Gross Carrying Value December 31, 2011
Amortized intangible assets:
Website	$116,057	$116,057
Patents	$341	$341
Trademarks	$3,830	$3,830
TOTAL	$120,228	$120,228
Accumulated Amortization	$(118,558)	$(116,919)
TOTAL	$1,670	$3,309

Revenue Recognition

The Company operates predominantly as a wholesale-marketer distributing its dietary supplement products through traditional large retailers and electronic intermediaries via its “conversion funnel marketing” methodology. For all periods presented herein, the Predecessor Company and the Company complied with and adopted the appropriate standards regarding revenue recognition. Revenue from product sales is recognized upon transfer of title of the Company’s product. Net sales represent product sales less actual returns, allowances, discounts, and promotions. Sales to direct customers have an unconditional money back guarantee for thirty to sixty days after the date of purchase. Sales to several of the retail customers carry a “Sale or Return” Purchase agreement per contract, where if minimum sales thresholds are not met within required timeframe, the inventory will be returned to the Company for full credit.  Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, allowances and discounts were $446,887 and $634,649 for the three month period ending September 30, 2012 and 2011, respectively. Returns, allowances and discounts were $1,214,939 and $1,264,301 for the nine month period ending September 30, 2012 and 2011, respectively.

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

The Company has adopted the provisions of Codification Topic 740-10, “Accounting for Income Taxes,” (previously Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), as of June 1, 2011. The implementation of this standard had no impact on the financial statements.  As of both the date of adoption, and as of September 30, 2012, the unrecognized tax benefit accrual was zero.

Furthermore, since 2011 was the Company’s initial tax year, there are no prior federal or state tax returns subject to examination.  Accordingly, the only taxable period subject to examination by federal and state taxing authorities is the period ended December 31, 2011.

Leases

The Company leases its headquarters facility, comprising approximately 7,120 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense for the three months ended September 30, 2012 and 2011 was $14,240 and $16,411, respectively. The total rent expense for the nine months ended September 30, 2012 and 2011 was $42,720 and $51,405, respectively. The lease expired on September, 30, 2012, and has been extended for a month.  A new lease was signed on November 1, 2012 for a term of four years and three months, which included the expansion of the lease space to a total of 10,044 square feet to accommodate growth. As of September 30, 2012, future lease payments required under the expired lease were $0. Future payments under the newly signed lease (with the expanded area) are $346,137. The Company also leases miscellaneous office equipment and an automobile. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable, except for the automobile, to which the responsibility has been assumed by the CEO/President as part of the merger agreement.

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

Deferred Financing Fees

Costs incurred in connection with the Company’s line of credit issued in July 16, 2012 are being amortized over the term of the debt repayment period. Accumulated amortization for the aforementioned indebtedness for the Company as of September 30, 2012 was $1,250.

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print and television when the advertisement has been broadcast or otherwise distributed.  The Company records website costs related to its direct-to-consumer advertisements in accordance with FASB ASC 340-20 “Capitalized Advertising Costs”.    In accordance with FASB ASC 340-20, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisements to probable future revenue. As of September 30, 2012 and December 31, 2011, the Company had deferred $9,103 and $25,488 respectively, related to such advertising costs. This amount is included in Deposits and other assets and is being amortized over a three year period. For the three month period ending September 30, 2012 and 2011, marketing expenses totaled $1,048,546 and $1,090,640, respectively. For the nine month period ending September, 30, 2012 and 2011, marketing expenses totaled $1,623,232 and $1,978,114, respectively.

Research and Development Costs

Research and development costs are expensed when incurred and are included in selling and marketing expense. Research and development costs totaled $9,410 and $5,700 for the three months ended September 30, 2012 and 2011, respectively, and $22,201 and $9,392 for the nine months ended September 30, 2012 and 2011, respectively.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASC 2011-04), an update to ASC Topic 820, “Fair Value Measurements and Disclosures.” This update amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The update also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASC Update 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASC Update 2011-04 effective January 1, 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Sale of Product Line

In December, 2011, the Company entered into an agreement to sell a dormant children’s vitamin product line to an unrelated third party. The Company received a nonrefundable payment of $300,000 in December 2011, in consideration of the time and expense to be incurred by the buyer in conducting due diligence on the product lineand granting the buyer an exclusivity period through January 31, 2012.  The Company recognized $100,000 of the nonrefundable payment as other income in 2011, representing the Company’s estimate of the portion of assistance and data provided to the buyer in 2011.  The remaining $200,000 was deferred and is included in the accrued expenses in the accompanying December 31, 2011 balance sheet.  The sale was consummated in January, 2012, which resulted in a $499,525 gain on the sale to the Company.

Note 3 – Litigation

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

Protica, Inc., a former manufacturer of products for the Company, sued the Predecessor Company for an alleged debt in the approximate amount of $384,000 and also unspecified damages for an alleged breach of an exclusive manufacturing agreement. The Predecessor Company has filed counterclaims alleging that the manufacturer breached the parties' agreement and the warranties implied therein and fraudulently concealed damage to the product manufactured for it resulting in an FDA recall of its product and loss of a significant portion of its commercial market. The case is referred to as Protica, Inc v. iSatori Technologies, LLC, Civil Action No. 11-1105, filed February 15, 2011 in United States District Court, Eastern District of Pennsylvania.  The Predecessor Company seeks an unspecified amount of direct damages, punitive damages, and attorneys' fees. The Company and Protica, Inc. have engaged in preliminary settlement negotiations. The Company has an accrued liability of approximately $59,000 related to products purchased by Protica. The Company is unable to estimate the likelihood of an unfavorable outcome, and therefore has not accrued any additional loss. The range of loss that is reasonably possible is $0 to $325,000.  The Company has filed discovery documents and mediation has been scheduled for December 6, 2012.

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Jeffrey Grube brought a class action lawsuit against three companies, including the Company, based on the defendants' alleged marketing, distribution, or sales of products purporting to contain human chorionic gonadotropin ("hCG") or a natural hCG alternative. The case is referred to as Colonel Paul Jeffrey Grube v. GNC, iSatori Technologies LLC and HCG Platinum, LLC, Case No. 11-1005, filed August 4, 2011 in United States District Court, for the Western District of Pennsylvania.  Grube claims that the defendants engaged in deceptive trade practices in violation of numerous state consumer protection laws, breached express warranties, and were unjustly enriched. The Company has also recently received a letter from GNC Corp., demanding the Company indemnify GNC Corp. pursuant to a distribution agreement between the Company and GNC Corp. The Company is contractually obligated to indemnify GNC Corp and will fulfill that responsibility.  The action has been legally stayed pending the outcome of a settlement of a nationwide class action suit involving GNC and HCG Platinum.  Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

Jerry Aviles brought a class action complaint against the Company relating to its product, ISA- TEST. The case is referred to as Jerry Aviles vs. iSatori Technologies, LLC, Case No. CIV DS1111487, filed October 4, 2011 in United Superior Court of the State of California, County of San Bernardino.  Aviles alleges the Company violated the California Consumer Legal Remedies Act and engaged in unfair or deceptive business practice and false advertising in violation of the California Business and Professions Code. The Company has reached a settlement in the case, and payment was made on October 16, 2012. This settlement was not material.

The Company received a demand letter (the "Letter"); dated November 14, 2011, from the law firm of Milstein, Adelman LLP, claiming the Company's sale of its hCG Activator Natural hCG Alternative (the "Product") violated the California Consumer Legal Remedies Act and certain other provisions of California State Law. The Letter demanded the Company: (i) substantiate its advertising claims with respect to the Product; (ii) change its advertising with respect to the Product; (iii) recall the Product; (iv) identify all purchasers of the product; and (v) establish a fund for the providing for a full refund for all purchasers of the Product. The Company responded to the Letter on December 23, 2011 declining its request to engage in settlement negotiations or otherwise institute a recall of the Product. The Company received a response letter from Milstein Adelman LLP dated February 10, 2012. No formal litigation has been initiated against the Company as of this date. Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company was served a class action complaint on May 21, 2012 which was filed April 30, 2012 in the Southern District of California alleging Violation of False Advertising Act, Violation of Consumer Legal Remedies Act resulting from the issuance of the FDA warning letter regarding the Company’s PWR product and the DMAA contained in its formula.  The Company’s attorneys requested and were granted an extension of time to respond to the allegations until August 10, 2012. Because of the Company’s action to reformulate this product before the suit was filed and agreeing to some replacement requirements, the Company has filed to block any claims for monetary damages under the Consumer Legal Remedies Act.  Responses to subsequent filings have brought this case to the final settlement stage.  An agreement on a settlement amount has been reached but final settlement language is still being negotiated.  Final settlement of this case may occur during the fourth quarter of 2012, and is not expected to be material.

The Company received a demand letter (the "Third Letter"), dated August 7, 2012, from the Newport Trial Group, claiming the Company's sale of its hCG Activator Natural hCG Alternative violated the California Consumer Legal Remedies Act and certain other provisions of California State Law. The Company has responded appropriately to the Third Letter but the Plaintiff has taken no further action.  As a result no other actions are planned by the Company on this matter until a response is received from the plaintiff. Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

A case was filed by The Newport Trial Group against iSatori and 56 other retailers/distributors for infringement of a patented ingredient “Citrline Malate”.  This ingredient is utilized by the Company in certain of its product formulations. The judge for the case ordered the Newport Trial Group to resubmit this case as the complaint was insufficient and stayed the case until the case could be resubmitted no later than October 31, 2012.  The case was resubmitted in time but the action is still stayed.   If the stay is lifted the Company’s counsel is prepared to respond to the complaint.

Note 4 – Income Taxes

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

For the three months ended September 30 2012, the Company recognized income tax expense of $2,244. For the nine months ended September 30, 2012, the Company recognized income tax expense of $114,543.

At September 30, 2012, management believes there are no uncertain tax liabilities.

Note 5 – Stockholder’s Equity

At September 30, 2012, there were 12,622,756 shares of common stock, par value $.01 per share, outstanding for the Company.

Effective February 16, 2012, the Company issued options to purchase 1,233,129 shares of the Company’s common stock to eight management employees with an initial exercise price of $0.38 per share and which contain various vesting schedules and expiration dates. Upon completion of the merger, the total number of options to purchase such shares was reduced to 823,757 and the per share exercise price was correspondingly adjusted to $0.573 per share in accordance with the terms of the Merger Agreement.

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

Warrant Grants

As of June 30, 2012, there were common stock warrants outstanding to purchase aggregate shares of common stock pursuant to the warrant grants described below. On November 1, 2010, the Company issued warrants to purchase 150,000 shares of the common stock of the Company to Transition Partners, Limited with a an indeterminable exercise price per share in connection with a consulting services agreement. These warrants were subject to a conditional vesting schedule, in one-third increments.  As of December 31, 2010, the first 50,000 of these warrants were fully vested and were due to expire on November 1, 2013. On June 17, 2011, the second 50,000 of these warrants were fully vested and due to expire on November 1, 2013. On April 6, 2012 the third 50,000 of these warrants were fully vested and were due to expire on November 1, 2013. Upon completion of the Merger, the total number of warrants to purchase such shares was reduced to 123,563 and the per share exercise price was increased to $0.57 per share. In addition, the expiration of the warrants was extended to July 31, 2015.

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

Option Grant

On September 6, 2012, the Company entered into a one year investor relations consulting contract with RJ Falkner & Company, Inc (“RJ Falkner”), which includes a grant to R. Jerry Falkner, the owner of RJ Falkner, as an individual, a five year option to purchase 125,000 of share of common stock and an exercise price of $2.25 per share. These options were subject to a conditional vesting schedule, in one-fourth increments.  As of September 30, 2012, the first 31,250 of these shares were fully vested are a due to expire on September 5, 2017.

The values of these various warrants and options have been measured utilizing the Black-Scholes model as of September 30, 2012.  The assumptions used in this valuation included:  (a) risk-free interest rate ranging from 0.31-.62% based on duration, (b) weighted average expected terms ranging from 2.83 years to 5 years; (c) weighted average expected stock volatility ranging from 45.94-46.28% - and (d) expected dividends of 0%.  This valuation resulted in a third quarter 2012 benefit of $9,254 included in the Statement of Operations.

The Company assumed the 1,069,587 outstanding warrants to purchase shares of Common Stock which were issued by Integrated in fiscal years 2009 and before. Of these, 17,230 expired on July 29, 2012 and the remainders expire on May 31, 2014.

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Convertible Preferred Stock

In connection with the April 5, 2012 merger of iSatori, Inc. with and into IZZI, the Company assumed into its capital structure the convertible stock originally issued by IZZI. Accordingly, at September 30, 2012, the Company’s convertible preferred stock, $0.01 par value per share, consisted of the following:

	Par Value	Shares Outstanding	Liquidation Preference
Series A $20	$95	9,500	$190,000
Series D $20	130	13,000	260,000
	$225	22,500	$450,000

Series A $20 Convertible Preferred Stock. At September 30, 2012, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into the equivalent of one-fifth (1/5th) of a share of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 consecutive trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into the equivalent of one-fifth (1/5th) of a share of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution. In the event the Company enters into any consolidation, merger or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or other securities, each share of Series A Preferred will at the same time be similarly exchanged or changed into such consideration as is equal to four times the amount of consideration to be received for each share of common stock.

Series D $20 Convertible Preferred Stock. At September 30, 2012 the Company had 13,000 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive, out of funds of the company legally available, dividends at the annual rate of $1.80 per annum per share.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Revolving Line of Credit and Related Interest

On June 17, 2012, the Company extended a $1.0 million revolving line of credit with a lender, with interest due monthly at the rate equal to prime plus 1.25% with a floor of 7.0% for one month, which was originally entered into on June 17, 2011. The line of credit was collateralized by the Company’s accounts receivable, inventory, contract rights and general intangibles. The Company’s line of credit agreement contains certain restrictive covenants including the prohibition of the payment of distributions to members or stockholders other than for the payment of income taxes and certain affirmative covenants including maintenance of certain financial ratios related to its financial performance as defined in the line of credit agreement. For the quarter ended December 31, 2011, the Company failed to meet its Minimum Net Income Covenant. A waiver from the lender was obtained. At December 31, 2011 advances of $786,771 were outstanding under the credit agreement. The lender bank had not set a requirement for the Minimum Net Income Covenant for 1st or 2nd quarter. This revolving line of credit has subsequently been paid in full on July 16, 2012 with proceeds from a new credit agreement and all liens released.

iSatori entered into a new Credit Agreement with Colorado Business Bank West of Denver, Colorado (the “New Credit Agreement”) on July 16, 2012, and in connection with the entrance into the New Credit Agreement, terminated its commitments under its existing credit agreement with Avidbank Corporate Finance, a division of AvidBank.   Borrowings under the New Credit Agreement will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

The New Credit Agreement provides a revolving commitment to the Company of $1,500,000, which increased the Company’s previous borrowing capacity by fifty percent.  Amounts outstanding under the New Credit Agreement will be reflected in a promissory note with a principal balance of $1,500,000 and a maturity date of July 16, 2013 (the “Promissory Note”).  The principal balance on the Promissory Note will note bear interest at the one month USD LIBOR rate measured not more often than once per month (the “Index”).  Interest on any unpaid balance under the promissory note will bear interest at the Index plus 3.750% with a minimum interest rate of 4.000% per annum. The outstanding balance as of September 31, 2012 is $673,155.

Note 8 – Long-Term Indebtedness and Interest

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

On July 15, 2011, the Company entered into a $1,025,000 subordinated mezzanine loan (the “Mezzanine Loan”) with a maturity date of three years. Interest is due monthly at the rate equal to 12%. In addition, the net proceeds received by the Company from this Mezzanine Loan was $850,000, giving effect to the original issue discount (“OID”) required by the lender. On April 5, 2012 the above mentioned note was paid in full, including the remaining amount for the OID discount under this arrangement, for a total payment of $833,640. For the nine months ended June 30, 2012, the Company had made payments of $887,929 (including taking into account the OID discount under this arrangement).

iSatori, Inc., iSatori Technologies, Inc. and iSatori Technologies, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Fair Value Measurements and Disclosures

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

The Company used the income approach, which the Company believes to provide the most relevant indications of value for the Company at various measurement dates. The inputs used in the fair value measurements categorized within Level 3 include the stock price at the valuation date, the exercise price of the warrant, the expected period of time the warrant will be outstanding, the annual volatility of the underlying stock price, the annual yield rate of quarterly dividends, and the risk free rate of interest relevant to the expected time period the warrant will be outstanding.

The following table represents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Marketable Securities and Warrant Derivative Liability	$29,338	$-	$128,422	$-	$-	$92,606

Beginning of Period	-	-	92,606	-	-	-
Additions	16,765	-	-	-	-	59,239
Deletions	-	-	-	-	-	-
Revisions	12,573	-	35,816	-	-	33,367
End of Period	$29,338	$-	$128,422	$-	$-	$92,606

Note 10 – Subsequent Events

As mentioned in Note 1, under the Lease section, the Company signed an amendment to its facility lease as of November 1, 2012, which extends its original lease of 7,120 square feet for a term of four years and three months. This lease also includes the expansion of the facility for an additional 2,924 square feet, which will be assumed upon the satisfactory completion of the build-out per the Company, which is expected to be complete in the first quarter of 2013.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of the financial results and condition of iSatori, Inc. (collectively, “we,” “us,” “our,” “iSatori” or the “Company”) for the three-month period ended September 30, 2012 should be read in conjunction with our 2011 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.

Overview

iSatori is a consumer products firm which develops and sells nutritional products in the performance, weight loss and energy markets through on-line marketing, catalogs and thousands of retail stores around the world. iSatori was formed in 2001 as a Colorado limited liability company and converted to a Colorado corporation in 2011. On June 29, 2012, the Company merged with and into Integrated Security System, Inc. and simultaneously changed its name to iSatori, Inc.  iSatori is headquartered in Golden, Colorado.

iSatori has distributed its products to thousands of retail stores, those have included outlets such as GNC, Wal-Mart, Costco, CVS, Walgreens, 7-Eleven and other Fortune 500 companies, augmented by internet sales through its proprietary online marketing new product launch system. The Company’s core competencies include the development of new, innovative products, supported by creative sales and marketing programs, all designed to expand its revenues and distribution in the rapidly growing nutritional products industry.

iSatori currently employs 19 full-time, one part-time and two contract employees. Additionally, from time to time, iSatori utilizes the contracted services of temporary employees, call-centers, fulfillment, and manufacturing.

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

The New Credit Agreement provides a revolving commitment to the Company of $1,500,000, which increased the Company’s previous borrowing capacity by 50%.  Amounts outstanding under the New Credit Agreement will be reflected in a promissory note with a principal balance of $1,500,000 and a maturity date of July 16, 2013 (the “Promissory Note”).  The principal balance on the Promissory Note will note bear interest at the one month USD LIBOR rate measured not more often than once per month (the “Index”).  Interest on any unpaid balance under the promissory note will bear interest at the Index plus 3.750% with a minimum interest rate of 4.000% per annum.

Results of Operations

Comparison of the Three Months ended September 30, 2012 and 2011

Revenues

Our consolidated net revenues decreased $496 thousand or -17% to $2.46 million for the three months ended September 30, 2012 compared to $2.96 million for the same period in 2011.  The main causes of the decrease were that internet revenues derived from an internet marketing program were down $638 thousand, or 40%; international distributor sales were down $95 thousand, or 31% and mass accounts sales were down $27 thousand, or 54% from the previous period.  The decrease in the internet revenue was the result of an internet marketing program being in place during the same period in the previous year, but not in the current year.  The program enabled consumers to receive a trial of an iSatori product, and we terminated the 2011 internet marketing program at the end of 2011.  In late August 2012, we launched a new internet marketing program for a new product.  However, only minimal revenue from the new program was reflected in the quarter results.  We have not yet been able to determine the efficacy of the new internet marketing program.  Due to the program not being in place during the entire quarter, less shipping and handling revenue was realized compared to the same quarter in the previous year.  Offsetting the revenues decrease was product sales to our retail and domestic distributor accounts increased over $107 thousand or 7% from the previous period.  In addition, the revenue during the quarter ended September 30, 2011 included an initial stocking order to a new international distributor.

The $21 thousand decrease in Other revenue for the during the quarter was also related to the planned delay of the launch of the internet marketing program – as less shipping and handling revenue for the campaign was realized.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution, and freight costs changed less than 1% to $931 thousand for the three month period ended September 30, 2012 compared to $938 thousand for the same period in 2011. However, cost of sales as a percentage of product revenue increased to 40% for the three month period ended September 30, 2012 compared to 33% for the same period in 2011. In 2011, gross profit as a percentage of product revenue was higher because of the contribution the internet marketing program provides. The planned delay in 2012 of this program resulted in lower margins.

Operating Expenses

Selling and Marketing

Selling and Marketing expenses decreased slightly by $83 thousand or 6.5% to $1.2 million for the three months ended September 30, 2012 compared to $1.3 million for the same period in 2011.  The decrease can be attributed to the planned delay of the launch of the internet marketing trial programs.  While some upfront expenses related to the launch of the program were incurred, the overall comparative costs as incurred during the three months ended September 30, 2011 were not realized.  The decrease was offset by other forms of marketing activities, such as print and tradeshows costs, which have increased in 2012.

Salaries and Labor Related Expenses

Salaries and Labor Related Expenses decreased $129 thousand or 25% to $393 thousand for the three month period ended September 30, 2012 compared to $522 thousand for the same period in 2011. This decrease is related to the reversal of an accrual for $71 thousand for a future payment as approved by the Company’s Board of Directors (see “Merger Transaction” paragraph, below). This amount will not be paid out.

Administration

Administrative expenses increased $205 thousand or 133% to $358 thousand for the three months ended September 30, 2012 compared to $153 thousand for the same period in 2011.  The increase in expenses was for professional fees, insurance and increased legal fees related to ongoing litigation.

Depreciation and Amortization

Depreciation and Amortization expense increased $21 thousand or 10054% to $21 thousand for the three months ended September 30, 2012 compared to a benefit of $214 for the same period in 2011.  The 2011 number reflects an adjustment for the over-depreciation of an asset which was moved to a status of “Asset held for sale”.  Without this adjustment, depreciation would have been $23 thousand for the three months ended September 30, 2011.

Other Income/(Expense)

Other expense was $2 thousand for the three months ended September 30, 2012 compared to $0 for the same period in 2011.  This expense was related to the change in the marketable securities held by the Company which the Company acquired as a result of the Merger.

Financing Expenses

Financing expenses increased $19 thousand or 28% to $91 thousand for the three months ended September 30, 2012 compared to $72 thousand for the same period in 2011.  This additional expense relates to credit card processing fees associated with the internet marketing trial program.  The model used in 2012 utilizes processors which charge higher fees than the previous offer in 2011, due to regulation changes in the industry.

Interest Income/(Expense)

Net interest income of $5 thousand was recognized for the three months ended September 30, 2012 compared to expense of $49 thousand for the same period in 2011.  The 2011 expense was related to the subordinated Mezzanine Loan which was entered into July 15, 2011 (see Note 8 -Long-Term Indebtedness).

Income (loss) before income taxes

As a result of the foregoing, income (loss) before income taxes were a loss of $517 thousand, for the three months ended September 30, 2012, which is equal to -22% of product revenues during the period, compared to a loss of $44 thousand, for the same period in 2011, which amount is equal to -2% of product revenues during that period.

Income Tax Benefit/(Expense)

Income tax expense decreased $1 thousand or 29% to $2 thousand for the three months ended September 30, 2012 compared to $3 thousand for the same period in 2011. The expense is related to the foreign tax payable on royalty income received by the Company.

Net Income (loss)

As a result of the foregoing, net  income (loss) was a loss of $519 thousand, which number is equal to -22% of product revenues for the three months ended September 30, 2012 compared to a loss of $47 thousand, which number is equal to -2% of product revenues for the same period in 2011.

Comparison of the Nine Months ended September 30, 2012 and 2011

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

Because of this merger transaction, and the corresponding payoff of the mezzanine financing, there were numerous one-time expenditures incurred by the Company, which has impacted the financial statement for the 2012 periods presented in this document. The Company has isolated approximately $441 thousand which has been expensed as of September 30, 2012 and are reflected in the table below.

iSatori Inc.
One-time Expenses

Merger-Related Expenses
Professional Fees	$26,898
Severance per Agreement	$28,600
Integrated operating loss for the period after the merger, prior to the upstream merger	$19,490

Total One-time Merger Related Expenses	$74,988

Mezzanine Financing Expenses at Payoff
Amortize remaining balance of Professional Fees	$44,995
Amortize remaining balance of Closing Fees, Debt Discount	$100,031
Payout of OID/Interest	$121,123
Negotiated Settlement for removal of Put Right	$100,000
Total One-time Mezzanine Financing Payoff Expenses	$366,149
Total One-time expenses	$441,137

Additionally $121 thousand was incurred in 2012 for an audit of the fiscal years 2010 and 2011, which were not incurred in the prior years.

Revenues

Our consolidated net revenues decreased slightly $72 thousand or 1% to $7.2 million for the nine months ended September 30, 2012 compared to $7.3 million for the same period in 2011.  The decrease was because sales to mass customers were down $48 thousand or 34% and  internet revenues derived from an internet marketing program offer were down $1.1 million or 45% from the previous period.  This was the result of a planned delay in launching the new internet marketing program with a new product, which began to take off in September 2012.  We had stopped the previous trial at the end of 2011. Offsetting the decrease was product sales to our retail and distributor (domestic and international) which increased [to] $1.1 million or 14% from the previous period.

The $83 thousand decrease in Other Revenue for the quarter was also a related to the planned delay of the launch of the internet marketing trial program.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution, and freight costs increased $366 thousand, or 15% to $2.8 million for the nine month period ended September 30, 2012 compared to $2.4 million for the same period in 2011. In 2011, margins were higher because of the contribution the internet marketing trial program provided.  The planned delay in 2012 of this program resulted in lower margins.

Operating Expenses

Selling and Marketing

Selling and Marketing expenses decreased $312 thousand or 13% to $2.1 million for the nine months ended September 30, 2012 compared to $2.4 million for the same period in 2011.  The decrease can be attributed to the planned delay of the launch of the internet marketing trial program.  Without the anticipated revenue from the internet marketing trial program, the corresponding expense associated with the program was not realized. The decrease was offset by other forms of marketing activities, such as print and tradeshows, which have increased in 2012.

Salaries and Labor Related Expenses

Salaries and Labor Related Expenses increased $83 thousand or 6% to $1.4 million for the nine months period ended September 30, 2012 compared to $1.3 million for the same period in 2011. This variance is related to normal salary increases, coupled with a severance payout of $29 thousand, as established in the Merger agreement with Integrated.

Administration

Administrative expenses increased $653 thousand or 187% to $1.0 million for the nine months ended September 30, 2012 compared to $350 thousand for the same period in 2011.  The increase in expenses were for professional fees incurred as a result of the Merger and mezzanine finance payoff  (totaling $72 thousand, see “Merger Transaction” paragraph above), accounting fees related to the audit of fiscal years 2010 and 2011, and increased legal fees related to ongoing litigation.

Depreciation and Amortization

Depreciation and Amortization expense decreased $5 thousand or -7.5% to $57 thousand for the nine months ended September 30, 2012 compared to $61 thousand for the same period in 2011. This is a result of the disposition of an auto asset at the beginning of 2012, as well as some of the assets owned by the Company have reached the end of their depreciable lives.

Gain on the sale of a product line

As mentioned in Note 2 - Sale of Product Line in the financial statements, the Company recognized a $500 thousand gain when the sale of dormant children’s vitamin product line was sold to an unrelated third party.  The sale was consummated in January 2012.

Other Income

Other income was $14 thousand for the nine months ended September 30, 2012 compared to $0 for the same period in 2011.  The income incurred related to the change in the marketable securities held by the Company which the company acquired as a result of the Merger.

Financing Expenses

Financing expenses increased $273 thousand or 257% to $379 thousand for the nine months ended September 30, 2012 compared to $106 thousand for the same period in 2011.  This additional expense relates to the financing expenses incurred during the first quarter and the payoff of the Mezzanine Loan at the time of the Merger for a total of $200 thousand (see Note 8 -Long-Term Indebtedness and Interest and “Merger Transaction” paragraph above). All fees which were being amortized over the life of the loan were expensed in full at this time. This loan was entered into July 15, 2011, so minimal financing fees were reflected in the nine months ended September 30, 2011.

Interest Expense

Interest expense increased $154 thousand or 177% to $241 thousand for the nine months ended September 30, 2012 compared to $87 thousand for the same period in 2011.  This additional expense relates to the interest incurred over the period up to the date of the Merger and the payoff of the original issue discount of the Mezzanine Loan, which totaled $121 thousand (see Note 8 -Long-Term Indebtedness and Interest and “Merger Transaction” paragraph above).

Income before income taxes

As a result of the foregoing, income before income taxes was a loss of $243 thousand, or -3% of product revenues for  the nine months ended September 30, 2012 compared to income of $529 thousand or 8% of product revenues for the same period in 2011.

Without the corresponding one-time expenditures associated with the Merger (see “Merger Transaction” paragraph above) income before income taxes would be $319 thousand, or 5% of product revenues, compared to $529, thousand, or 8% of product revenues for the same period in 2011.

Income Tax Benefit (Expense)

Income tax expense was $112 thousand for the nine months ended September 30, 2012 compared to an income tax benefit of $268 thousand for the same period in 2011.  The expense incurred for the above mentioned period in 2012 was a result of the overall income for the short period to be filed for taxes for iSatori Technologies, Inc, (the “Predecessor Company”) prior to the Merger. The benefit reported for the nine period in 2011, was a result of recording a net deferred tax asset, by a credit to income tax expense, for temporary differences between financial reporting and the income tax basis of the existing assets and liabilities, when the Predecessor Company converted from a limited liability company to a corporation on September 1, 2011.

Net Income/(Loss)

As a result of the foregoing, the Company incurred a net loss of $358 thousand, which amount is equal to -5% of product revenues for  the nine months ended September 30, 2012 compared to income of $797 thousand, which amount is equal to 11% of product revenues for the same period in 2011.

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

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was $2.4 million at September 30, 2012, compared with $365 thousand at September 30, 2011. Net cash provided to iSatori on the date of the Merger (after payoff of the Mezzanine loan discussed in Note 8 – Long-term Indebtedness and Interest of the financial statements) was $3.6 million.

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

Credit Arrangements as of September 30, 2012

As of September 30, 2012, iSatori had outstanding credit indebtedness of $673,155, which consisted solely of amounts outstanding under the revolving line of credit.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

Contractual Obligations

iSatori has no contractual obligations.

ITEM 3.

QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Our management, with the participation of Stephen Adelé, our Chief Executive Officer, and Michael Wilemon, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2012, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Protica, Inc., a former manufacturer of products for the Company, sued the Predecessor Company for an alleged debt in the approximate amount of $384,000 and also unspecified damages for an alleged breach of an exclusive manufacturing agreement. The Predecessor Company has filed counterclaims alleging that the manufacturer breached the parties' agreement and the warranties implied therein and fraudulently concealed damage to the product manufactured for it resulting in an FDA recall of its product and loss of a significant portion of its commercial market. The case is referred to as Protica, Inc v. iSatori Technologies, LLC, Civil Action No. 11-1105, filed February 15, 2011 in United States District Court, Eastern District of Pennsylvania.  The Predecessor Company seeks an unspecified amount of direct damages, punitive damages, and attorneys' fees. The Company and Protica, Inc. have engaged in preliminary settlement negotiations. The Company has an accrued liability of approximately $59,000 related to products purchased by Protica. The Company is unable to estimate the likelihood of an unfavorable outcome, and therefore has not accrued any additional loss. The range of loss that is reasonably possible is $0 to $325,000.  The Company has filed discovery documents and mediation has been scheduled for December 6, 2012.

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

Jerry Aviles brought a class action complaint against the Company relating to its product, ISA- TEST. The case is referred to as Jerry Aviles vs iSatori Technologies, LLC, Case No. CIV DS1111487, filed October 4, 2011 in United Superior Court of the State of California, County of San Bernardino.  Aviles alleges the Company violated the California Consumer Legal Remedies Act and engaged in unfair or deceptive business practice and false advertising in violation of the California Business and Professions Code. The Company has reached a settlement in the case, and payment was made on October 16, 2012. This settlement was not material.

The Company received a demand letter (the "Letter"), dated November 14, 2011, from the law firm of Milstein, Adelman LLP, claiming the Company's sale of its hCG Activator Natural hCG Alternative (the "Product") violated the California Consumer Legal Remedies Act and certain other provisions of California State Law. The Letter demanded the Company: (i) substantiate its advertising claims with respect to the Product; (ii) change its advertising with respect to the Product; (iii) recall the Product; (iv) identify all purchasers of the product; and (v) establish a fund for the providing for a full refund for all purchasers of the Product. The Company responded to the Letter on December 23, 2011 declining its request to engage in settlement negotiations or otherwise institute a recall of the Product. The Company received a response letter from Milstein Adelman LLP dated February 10, 2012. No formal litigation has been initiated against the Company as of this date. Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

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

The Company was served a class action complaint on May 21, 2012 which was filed April 30, 2012 in the Southern District of California alleging Violation of False Advertising Act, Violation of Consumer Legal Remedies Act resulting from the issuance of the FDA warning letter regarding the Company’s PWR product and the DMAA contained in its formula.  The Company’s attorneys requested and were granted an extension of time to respond to the allegations until August 10, 2012. Because of the Company’s action to reformulate this product before the suit was filed and agreeing to some replacement requirements, the Company has filed to block any claims for monetary damages under the Consumer Legal Remedies Act.  Responses to subsequent filings has brought this case to the final settlement stage.  An agreement on a settlement amount has been reached but final settlement language is still being negotiated.  Final settlement of this case may occur during the fourth quarter of 2012, and is not expected to be material.

The Company received a demand letter (the "Third Letter"), dated August 7, 2012, from the Newport Trial Group, claiming the Company's sale of its hCG Activator Natural hCG Alternative violated the California Consumer Legal Remedies Act and certain other provisions of California State Law. The Company has responded appropriately to the Third Letter but the Plaintiff has taken no further action.  As a result no other actions are planned by the Company on this matter until a response is received from the plaintiff. Because it is not probable or remote, the Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. The range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

A case was filed by The Newport Trial Group against iSatori and 56 other retailers/distributors for infringement of a patented ingredient “Citrline Malate”. This ingredient is utilized by the Company in certain of its product formulations.  The judge for the case ordered the Newport Trial Group to resubmit this case as the complaint was insufficient and stayed the case until the case could be resubmitted no later than October 31, 2012.  The case was resubmitted in time but the action is still stayed.  If the stay is lifted, the Company’s counsel is prepared to respond to the complaint.

ITEM 1A.

RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At the closing of the Merger, Integrated issued, or reserved for issuance, to the holders of iSatori’s common stock, and holders of equity instruments convertible into shares of iSatori’s common stock, an aggregate of approximately 8,410,973 shares of Integrated’s common stock.  The shares were issued in a private placement not involving a public offering under the Securities Act pursuant to Section 4(2) of the Securities Act or Rule 145 under the Securities Act. The Company has not engaged in general solicitation or advertising with regard to the issuance of its shares of common stock and has not offered securities to the public in connection with this issuance.

On September 6, 2012, the Company issued a five-year option to purchase 125,000 shares of iSatori, Inc. common stock at an exercise price equal to the closing price of the Company’s common stock on the date of grant (September 6, 2012) to a consultant in consideration for services rendered.  The option vests as follows: (a) 25% on September 6, 2012; (b) 25% upon the completion of certain services; and (c) 25% every 90 days following the completion of certain services. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Chief Financial Officer*
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ISATORI, INC.

By:	/s/ Stephen Adelé
Stephen Adelé
Chief Executive Officer

By:	/s/ Michael Wilemon
Michael Wilemon
Chief Financial Officer

November 9, 2012