Form 10-K
period 2012-12-31
iSatori, Inc.
filed 2013-04-16
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-11900

iSATORI, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2422983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15000 W 6th Avenue, Suite 202, Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

(303) 534-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $01 par value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Exchange Act.  Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

As of June 30, 2012, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $[2,290,430].  As of June 30, 2012, the registrant’s stock was trading at $2.35 per share and the Company had [974,651] shares outstanding held by non-affiliates. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2012, 12,622,756 shares of the registrant’s $0.01 par value common stock were outstanding.

[The following documents are incorporated by reference herein: Portions of the definitive Proxy Statement of iSatori, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2013 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.]

25

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2013 and beyond, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our plans with respect to potential future acquisitions and our future debt levels and liquidity. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and such things as:

•

increased competition in our industry, resulting reductions in prices that would adversely affect our revenue, income, cash flow from operations and liquidity;

•

unfavorable publicity or consumer perception of our products, including actual or threatened litigation, the ingredients they contain and any similar products distributed by other companies

•

failure to comply with FDA, FTC, and other relevant regulations and existing consent decrees imposed on us which could result in substantial monetary penalties;

•

the incurrence of  material product liability claims, which could increase our costs and adversely affect our reputation, revenues, and operating income;

•

product recalls, which could reduce our sales and margin and adversely affect our results of operations;

•

increases in the price or shortage of supply of key raw materials used to manufacture our products;

•

the availability and/or the inability of management to effectively implement our strategies and business plans;

•

the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations; and

•

changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations.

PART I

ITEM 1.

BUSINESS.

Business Overview

Integrated Security Systems, Inc. (“Integrated”) was formed in December 1991 as a Delaware corporation and became publicly traded in April 1993.  On April 5, 2012, iSatori Technologies, Inc., a Colorado corporation (“iSatori Tech”), was merged with and into iSatori Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Integrated (“Merger Sub”), with iSatori Tech surviving as a wholly-owned subsidiary of Integrated (the “Merger”).  Prior to consummation of the Merger, Integrated was a shell company, as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with virtually no operations.

On June 29, 2012, Integrated completed a “short form” merger under §253 of the Delaware General Corporation Law pursuant to which iSatori Tech was ultimately merged with and into Integrated with Integrated continuing as the surviving corporation.  In connection with the merger, Integrated changed its name to iSatori, Inc.  We refer to the combined company after completion of the merger as “iSatori.”  Except as otherwise indicated by the context, all references in this report to “we,” “us,” “our,” the “Company,” “IFIT,” and “iSatori” refer to iSatori, Inc.

Business Description and Plan of Operation

iSatori is engaged in researching, designing, developing, contracting for the manufacture of, marketing, selling and distributing of various nutritional and dietary supplement products for the general nutrition market. The “general nutrition market” may include such activities as body-building, physique enhancement (increase of lean body mass and decrease in fat mass) and enhanced athletic performance through increased strength and/or endurance and proper nutrition.  iSatori distributes its products to thousands of retail stores, those include and/or have included  outlets such as GNC, Walmart, Costco, CVS, Walgreens, 7-Eleven and other Fortune 500 companies, augmented by internet sales through its proprietary online marketing new product launch system. The Company’s core competencies include the development of new, innovative products, supported by creative sales and marketing programs, all designed to expand its revenues and distribution in the rapidly growing nutritional products industry.

iSatori does engage from time to time in funding of clinical studies with the objective of discovering and/or validating claims of new, efficacious products for the Company’s relevant market as well as providing necessary and appropriate substantiation for any claims which the Company may use in its marketing and advertising. The Company markets products which are under its control and which are in some way proprietary to the Company. Some of the Company’s products are the subject of trademarks owned by the Company.

Market Overview for Plan of Operation

Principal Products.  iSatori is a direct online marketer and distributor to retailers of specialized nutritional supplements comprising four product families (sports nutritionals; energy products; meal replacements; and weight loss products).

•

Sports Nutritionals: Sports nutritionals, including powder and pill forms, are a $3.6-billion market, growing at 12.0% annually, and comprise nutritional ingredients and diet as it relates to bodybuilding, fitness and improving athletic performance. Sports nutrition’s primary goal is to enhance performance. First, it seeks to improve performance by seeking to improve body composition (e.g., muscle definition and loss of excess body fat), in order to increase speed, quickness, mobility, and strength. Second, sports nutritionals seek to help the speed of recovery from workouts in order to create more capacity for practicing and competition as the body is becoming more fit and adjusted to the coupling of the good nutrition incorporated into the workout regimen. Types of sports nutritional supplements marketed by iSatori include time-released branched-chain amino acids (Amino-Phase®), beta-alanine to delay muscle fatigue (Morph®), post-workout recovery (RestorAid™), creatine (3-XL™), natural testosterone booster (Isa-Test™), and a pre-workout performance enhancer (PWR™).

•

Energy & Sports Drink Products: Energy products, including energy and sports drinks and shots, are an approximately $15.1-billion market, growing at 18.0% annually. iSatori’s energy supplements, Energize and Energize Bullets™, are tablets and drinks whose primary purpose is to safely “boost energy,” provided by a combination of time-released caffeine, vitamins, and herbal formulations. The growth of the Energy Products supplement category has more recently been fueled by the introduction of category-leading “energy shots,” or three ounce drinks.

•

Meal Replacements: Meal replacement protein (“MRPs”), protein-based products related to weight loss and nutritional bars, are a $5.4-billion market, growing at 10.5% annually. MRPs are either pre-packaged powdered drink mixes or edible bars, designed to replace prepared meals or serve as a healthy snack. MRPs, such as iSatori’s Eat-Smart® branded bars and powders are high in protein, high in fiber, gluten free, have a moderate amount of carbohydrates, and contain a wide array of vitamins and minerals. The majority of MRPs use protein as the basis for their formula. A broad range of people, from trained athletes to everyday busy people, consume meal replacement protein supplements for a variety of reasons, namely to replace a traditionally unhealthy meal or snack with a healthy, protein-enriched alternative product.

•

Weight Loss Products: Weight loss (pill-form) products are a $1.5 billion market, growing at 5.0% annually. Methods to promote weight loss by using nutritional supplements are generally divided into four categories: thermogenics (calorie expenditure), appetite suppressants, carbohydrate and/or fat-blocker, and those that cause behavior modification. iSatori has a strong history of marketing weight loss products, as its original product, Lean System 7® (and its line extension, MX-LS7™), still compromises nearly 6% of its annual revenue. Other weight loss supplements marketed by iSatori include Curvelle™, HCG Activator™ , African Mango Super-Fruit™, Razberri Ketone Slim, gcbLean800, and BellyOff.

The majority of the nutritional supplements iSatori sales are marketed under the iSatori brand. The brand focuses on supplements that iSatori believes are in high demand as well as specialty niche and proprietary formulations that iSatori believes could have strong margins. These supplements include specialty formulas, combined with proprietary delivery technologies, which iSatori believes will contribute to an individual’s positive physical changes and mental well-being.

iSatori’s attempts to position its products for extended product lifecycles as well as attempting to introduce new products.  In 2011 and 2012,  HCG Activator™, African Mango Super-Fruit™, and Razberri Ketone Slim became leading weight loss products in specialty retailers, such as GNC.  Other products include PWR™, a sports nutritional product designed to enhance energy and workout performance, and an emerging meal replacement protein product, Eat-Smart®.

iSatori’s products are designed to appeal to a variety of demographic groups, including those seeking to lose weight, improve their workout or athletic performance, increase their energy levels, and those who want to eat healthier using tasty, convenient meal replacement options. Each product is developed with a proprietary formula and a customized delivery system. iSatori further differentiates its products by conducting clinical trials on many of its products, where it considers appropriate. To date, seven scientific clinical studies, using the randomized, double-blind, placebo-controlled method have been performed on iSatori products, and one other is currently underway.  Each of these studies was funded either partially or entirely by iSatori and sample sizes ranged from 5 to 42 individuals.  These studies have either been presented at scientific conferences or published in peer-reviewed scientific journals, such as Nutrition or JISSN (Journal of the International Society of Sports Nutrition).

Distribution.  iSatori distributes its products directly to consumers through its websites and a proprietary online direct marketing system, as well as through wholesalers, specialty, grocery, convenience, drug and mass-market distribution channels via Fortune 500 partners. Through established distribution channels, iSatori has created channel access to over 120,000 domestic and international retail locations. iSatori products are sold in 24,000 retail locations and iSatori created marketing, promotion, and packaging devices in its efforts to drive demand for its products.

iSatori, in some cases, utilizes independent brokers, who work in conjunction with iSatori’s experienced sales employees and management to oversee the grocery, drug and mass market channels. iSatori sells its products to mass-market merchandisers either directly or through distributors of nutritional supplement products. Major distributor, grocery, drug, convenience, club and mass-market customers are and/or have included:

●	Albertsons	●	Drugstore.com	●	24 Hour Fitness

●	Amazon.com	●	Europa Sports	●	7-Eleven

●	Bally’s Total Fitness	●	GNC	●	Vitamin Shoppe

●	BodyBuilding.com	●	Kroger	●	Vitamin World

●	Costco	●	Rite Aid	●	Walgreen

●	CVS	●	Super Valu	●	Wal-Mart

Although iSatori’s direct to consumer online marketing channel comprises 24.6% of its sales revenue, GNC and The Vitamin Shoppe specialty retailers, collectively, make up an additional 42% of its sales revenue in 2012. iSatori expects these percentages to decrease as its product offerings begin distribution in grocery, drug and other mass market retailer locations.

During the fiscal year ended December 31, 2012, General Nutrition Distribution (GNC) and Vitamin Shoppe Industries represented 28.0% and 14.0% of iSatori’s revenues, respectively.

Customers.  iSatori’s internal research indicates its target consumer understands and appreciates that iSatori products are well researched, premium and will oftentimes cost more than other competitive products; however, such customers are willing to spend more because of the scientific evidence and market credibility of iSatori products.  This is evidenced by the company’s strong repurchase rate.

iSatori believes that it provides retailers in its distribution channels with services and products tailored to meet their individual business needs. In its mass-market distribution channel, iSatori’s managers and independent brokers work with corporate buyers focusing on new products, special promotional activities and brand and category awareness in order to attempt to increase the amount of consumer purchases of its products. The objective of these activities is to build strong relationships with retailing partners, to increase the number of stores carrying products and improve the profitability of the items sold within each trading partner.

Marketing.  iSatori’s management team possess a strong background in marketing nutritional supplements. As such, its core strategy has been to build brands within its channels of distribution that are appropriate for each product brand and to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for quality and innovation. iSatori has utilized public relations campaigns, coupons, print, radio, online and television advertising, plus cooperative and other incentive programs to build consumer awareness and generate trial and repeat purchases to drive sales revenue. Marketing and sales groups regularly review the media mix for its effectiveness in creating consumer demand and the highest return on investment dollars.

In addition, iSatori’s conventional distribution marketing and its proprietary internet marketing strategy are designed to increase awareness of proprietary brands and drive targeted traffic to iSatori’s websites to make purchases. Through iSatori’s online marketing system, its affiliates use a multi-channel approach which includes search engine marketing, email campaigns, banner advertisements and additional affiliate programs to acquire new customers and retain a repeatable customer base.

In doing so, iSatori utilizes the following online marketing methods:

•

Search Engine Marketing. Search engine marketing initiatives include managing many relevant keywords and phrases on search engines, shopping engines and other online media. iSatori monitors the performance of its online advertising daily and adjusts initiatives to cost-effectively acquire new customers. The strength of iSatori’s online content provides a strong natural search ranking which iSatori believes drives traffic to its sites cost-effectively.

•

Email Campaigns. Periodic email marketing campaigns distribute diet, training, and health product information and promotional incentives to customers. These campaigns are designed to promote repeat purchases, customer referrals and customer retention.

•

Cost Per Acquisition Marketing. Opt-in direct mail marketing campaigns are key areas of focus in iSatori’s multi-channel strategy. iSatori currently circulates a periodic product catalog to all active distributors and customers. iSatori also includes promotional inserts with all product shipments to generate awareness of new products, categories and special incentive offers for repeat purchases.

•

Affiliate Programs. Participants in iSatori’s affiliate program are selected based on relevancy, content and reach. Affiliates receive commissions, or flat rate fees, by referring visitors who then complete a purchase on iSatori’s websites. Affiliate websites typically generate referrals through keywords, text links, banner advertisements, or email marketing campaigns to their customer bases.

Competition.  The nutritional supplement products market is large, growing, competitive and highly fragmented. iSatori competes with a variety of companies operating in one or more distribution channels, including retail stores, online commerce, direct distribution or direct selling. iSatori’s current or potential competitors include the following:

•

Health and natural specialty retailer’s private label brands, such as GNC’s Pro Performance™, Vitamin World’s Body Fortress™ and Vitamin Shoppe’s Body Tech™.

•

Multi-level, direct-selling marketers, such as USANA Health Sciences and Herbalife.

Sales of nutritional supplements are highly competitive. All vendors compete vigorously to defend their positions within each market account. Many specialty retailers emphasize their own in-house private label brand, which creates additional competition. Some retailers have more than one private label brand. Vendors to the mass-market retailers continually analyze their own shelf space as well as that of their competitors in an effort to maximize profits for themselves and the mass-market retailer. The result is a cycle in which companies remove slower selling products from store shelves, replacing them with faster selling products.

iSatori believes it can compete favorably based its management team’s prior experience combined with the principal competitive factors in its market, which include product innovation and quality, effectiveness, scientific evidence, brand recognition and customer service and support.

Manufacturing, Raw Materials and Principal Suppliers. All of iSatori’s products are manufactured by pre-selected contract manufacturers.  iSatori utilizes eight third-party manufacturers to provide its finished products. Each contract manufacturer is required by iSatori to maintain the highest standards in GMP (Good Manufacturing Practices)-certification of quality control consistent with federal regulatory guidelines and to manufacture iSatori products according to iSatori’s strict specifications. In most cases, contract manufacturers purchase the raw materials based on iSatori’s specifications; however, from time to time, iSatori will license particular raw material ingredients and supply its own source to the manufacturer. Once produced, in addition to in-house testing performed by the contract manufacturer, iSatori may also perform independent analysis and tests.  The contract manufacturer ships the finished product to distributors, customers or iSatori’s central fulfillment center in Golden, Colorado. iSatori has implemented vendor qualification programs for all of its suppliers and manufacturers, including analytical testing of purchased products. As part of the vendor program, iSatori also periodically inspects vendors’ facilities to monitor quality control and assurance procedures.

Intellectual Property.  iSatori regards intellectual property, including its trademarks, service marks, website URL (domains) and other proprietary rights, as valuable assets. iSatori believes that protecting such intellectual property is crucial to its business strategy.  iSatori pursues registrations of the registrable trademarks and service marks associated with its key products in the United States, Canada, Europe and other places it distributes its products.

iSatori formulates the products using proprietary ingredient formulations and flavoring systems.  To further protect its product formulations and flavors, iSatori enters into agreements with manufacturers which provide exclusivity to certain products formulations and delivery technologies.  When appropriate, iSatori will seek to protect its research and development efforts by filing patent applications for proprietary product technologies or ingredient combinations.

Seasonality.  iSatori’s operations have not historically been subject to seasonality in any material respect.

Existing or Probable Governmental Regulations

Overview.  Many aspects of iSatori’s activities are subject to extensive regulation in the U.S. and abroad.  The research, development, manufacture, processing, packaging, labeling, distribution, sale, advertising, and promotion of the Company’s products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies and their state equivalents, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Environmental Protection Agency (“EPA”), the U.S. Department of Agriculture (“USDA”), and the Consumer Product Safety Commission (“CPSC”), as well as by comparable or similar state agencies and government authorities in those foreign countries in which we distribute some of our products.  iSatori’s importation of products into the U.S. is regulated by Customs and Border Protection (“CBP”).

FDA Regulation.  FDA regulates almost all aspects of the manufacture, packaging, labeling, holding, sale, and distribution of food and nutritional supplement products.  The agency has broad regulatory authority in this domain, as well as a host of enforcement tools to ensure regulatory compliance.  FDA has the authority to conduct facility inspections, issue inspectional observations, and issue enforcement letters regarding non-compliance (called “untitled letters” and “warning letters”).  The agency also has the power to publicize regulatory violations, to recall products that pose serious health hazards, and to pursue enforcement actions in federal courts, including product seizures, injunctions, or criminal prosecutions.  The recently enacted FDA Food Safety Modernization Act (“FSMA”) has increased FDA’s authority with respect to food safety.  As the agency begins to implement this law, there will likely be increased regulation and increased regulatory scrutiny with respect to food and nutritional supplements.

FDA regulates food under the FDCA and its implementing regulations.  Food must be manufactured in accordance with current Good Manufacturing Practices (“cGMP”), a stringent set of regulations that prescribe extensive process controls on the manufacture, holding, labeling, packaging, and distribution of dietary supplements.  FDA imposes specific requirements for the labels and labeling of food and nutritional supplements, including the requirements of the Food Allergen Labeling and Consumer Protection Act of 2004 (“FALCPA”), which mandates declaration of the presence of major food allergens.

FDA regulates nutritional supplements (which are called “dietary supplements” under U.S. law) principally under the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA defines dietary supplements as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients.  Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying FDA.  However, a dietary ingredient that was not marketed in the United States before October 15, 1994 must be the subject of a notification submitted to FDA unless the ingredient has been present in the food supply as an article used for food and has not been chemically altered.  A new dietary ingredient notification must provide FDA evidence of a history of use or other evidence of safety, and must be submitted to FDA at least 75 days before the initial marketing of the new dietary ingredient.

DSHEA permits statements of nutritional support to be included in labeling for dietary supplements without FDA pre-approval.  Such statements may describe how a particular dietary ingredient affects the structure or function of the body or general well-being, but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been reviewed and approved by FDA.  A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. In some circumstances it is necessary to disclose on the label that FDA has not evaluated the statement, to disclose the product is not intended to diagnose, treat, cure or prevent a disease, and to notify FDA about the use of the statement within 30 days of marketing the product.

Dietary supplements must be manufactured in accordance with cGMPs specific to this product category.

FDA’s regulation of marketed dietary supplements also includes the requirement that companies monitor the safety of their products through measures such as mandatory reporting of serious adverse events.

On November 14, 2012 the Food and Drug Administration (“FDA”) conducted an inspection of the Company’s warehouse and operations.  At the conclusion of the inspection a Form 483 was provided to the company with three observations regarding the establishment of specific written procedures for quality control personnel, specific written procedures for the handling and investigation of customer complaints, and specific written procedures for the storage of dietary supplements.

In reference to all of these observations, the company has engaged a cGMP expert consultant to assist with the opening of a Corrective and Preventative Action (“CAPA”) plan and the initiation of the appropriate Change Orders to address the SOP’s to correct all of these observations.  Upon completion and implementation of the CAPA plan the Company will notify the FDA to conduct a validation inspection.

FTC Regulation.  The FTC exercises jurisdiction over the advertising of various products, including food and dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for making false or misleading advertising claims and for failing to adequately substantiate claims made in advertising. These enforcement actions have often resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. The FTC also regulates other aspects of consumer purchases including, but not limited to, promotional offers of savings compared policies, telemarketing, continuity plans, and “free” offers.

State and Local Regulation.  The Company is also subject to regulation under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and over-the-counter drugs. For example, Proposition 65 in the State of California sets forth a list of substances that are deemed ones that pose a risk of carcinogenicity or birth defects. If any such ingredient is contained in a nutritional supplement, the product may be lawfully sold in California only if accompanied by a prominent warning label alerting consumers that the product contains an ingredient linked to cancer or birth defect risk. Private actions as well as California attorney general actions may be brought against non-compliant parties and can result in substantial costs and fines.

In addition, from time to time in the future, the Company may become subject to additional laws or regulations administered by the FDA, the FTC, or by other federal, state or local regulatory authorities, to the repeal of laws or regulations that the Company generally considers favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, if and when it occurs, would have on our business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel or other new requirements. Any such developments could have a material adverse effect on our business.

International Regulation.  Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain products. Compliance with such foreign governmental regulations is generally the responsibility of the Company’s distributors in those countries. These distributors are independent contractors whom the Company does not control.

The EU is responsible for the development of legislation governing foods, nutritional supplements, and medicines sold in Europe. Member States of the EU (“Member States”) are authorized to develop local legislation governing these products, provided such legislation is not more restrictive than the legislation promulgated by the EU Commission. Member States are responsible for enforcement of the applicable legislation. In 2002, the EU established a process for Member States to bring this regulating legislation in line with a published directive of the EU, which addressed the labeling and marketing of vitamins and minerals, what nutrients are permitted or not permitted and other packaging requirements. In 2004, the EU established standards for the manufacture and marketing of herbal medicines with the Traditional Herbal Medicinal Products Directive. This requires, among other things, manufacturers of herbal medicinal products to comply with Pharmaceutical Group Standards, and only requires proof of safety, not efficacy. The EU also regulates labels, labeling, and advertising associated with the promotion and sale of dietary supplements in Europe. These regulations may make it unlawful for the Company to sell in Europe certain products lawfully labeled and sold in the United States, adversely affecting the finances of the business.

In the United Kingdom, the principal governing legislation is the Food Safety Act of 1990 (governing safety of food products) and the Medicines Act of 1968 (governing licensing and sale of medicine). Further guidance is provided by numerous Statutory Instruments addressing the formulation, purity, packaging, advertising and labeling of such products. Medicinal products are regulated and enforced by the Medicines and Healthcare Products Regulatory Agency (“MHRA”), an agency of the Department of Health. The MHRA determines if an herbal remedy is medicinal by virtue of its “presentation” or “function.” Food products are regulated by the Food Standard Agency (“FSA”), which reports to the Department of Health and to the Department of Environment, Food and Rural Affairs. Vitamin and mineral supplements and soup products with herbal ingredients are generally considered food supplements and are subject to the purview of the FSA. Additional legislative standards have been adopted in the other EU countries, typically similar in scope to the UK. The regulatory scheme in Canada is similar but not identical to that of the U.S. concerning medicines and healthcare products or material health products and is regulated by Health Canada.

Other Regulation.  The Company is also subject to federal and state consumer protection laws, including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive acts and trade practices. In particular, under federal and state financial privacy laws and regulations, the Company must provide:

•

Notice to consumers of our policies on sharing non-public information with third parties;

•

Advance notice of any changes to our policies; and

•

With limited exceptions, provide consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties.

Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online retailers. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of the Company’s business.

There is currently uncertainty in many states whether or how existing laws governing issues such as property ownership, sales and other taxes, and libel and personal privacy apply to the Internet and commercial online retailers. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject the Company to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or a change in application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on the Company’s business.

Current Regulatory Status.  Due to the high-profile nature of weight loss and dietary control products that are marketed actively by several nutritional supplement companies, including iSatori, FDA and the FTC have scrutinized this product category from time to time.  In November 2011, these agencies took joint enforcement action against companies marketing purported homeopathic drug products containing “Human Chorionic Gonadotropin” (“HCG”) for weight loss.  The letters asserted that the products were unapproved new drugs and made unsubstantiated claims.

iSatori markets and distributes “HCG Activator™”. HCG Activator™ is a natural alternative to HCG itself.  Other products that supply HCG itself are expensive and have potentially hazardous side effects.  These products are typically marketed in conjunction with a very low calorie diet, which itself may pose health hazards for consumers when followed without adequate medical supervision.  The components of the Company’s HCG Activator™ product enhance the body’s ability to produce HCG and, in contrast to competitor products that actually contain HCG, simply activate the body’s internal, organic production of HCG.

Although the Company’s HCG Activator™ product claims are, in iSatori’s opinion, substantiated through clinical studies, similar claims made by competitors about their products are not.  Although no specific regulatory action has been directed at the Company, and although the Company is not aware of any specific regulatory scrutiny being focused on itself or its HCG Activator™ product, this diet and weight loss category continues to be under general review by FDA, the FTC and other regulatory bodies.  Like other products in this category, HCG Activator™ is marketed in conjunction with a very low calorie diet, and FDA has expressed concerns about the safety of such diets.

Number of Employees

iSatori currently employs 20 full-time, two part-time, and one contract employees. Additionally, from time to time, iSatori utilizes the contracted services of temporary employees, call-center, fulfillment, and manufacturing companies.

Property

Intellectual Property  iSatori regards intellectual property, including its trademarks, service marks, website URL (domains) and other proprietary rights, as valuable assets. iSatori believes that protecting such intellectual property is crucial to its business strategy.  iSatori pursues registrations of the registrable trademarks and service marks associated with its key products in the United States, Canada, Europe and other places it distributes its products.

iSatori formulates the products using proprietary ingredient formulations and flavoring systems.  To further protect its product formulations and flavors, iSatori enters into agreements with manufacturers which provide exclusivity to certain products formulations and delivery technologies.  When appropriate, iSatori will seek to protect its research and development efforts by filing patent applications for proprietary product technologies or ingredient combinations.

Offices.  iSatori currently leases office space at 15000 W. 6th Avenue, Suite 202, Golden, Colorado 80401, where its principal officers are located.

Available Information

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at 15000 W 6th Avenue, Suite 202, Golden, Colorado 80401.

ITEM 1A.

RISK FACTORS

Not required.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 3.

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

Protica, Inc., a former manufacturer of products for the Company, sued the Predecessor Company for an alleged debt in the approximate amount of $384,000 and also unspecified damages for an alleged breach of an exclusive manufacturing agreement. The Company filed counterclaims alleging Protica breached the parties' agreement and the warranties implied therein and fraudulently concealed damage to the product manufactured for it resulting in an FDA recall of its product and loss of a significant portion of its commercial market. The case was filed February 15, 2011 in the United States District Court, Eastern District of Pennsylvania.  The Company sought an unspecified amount of direct damages, punitive damages, and attorneys' fees. The Company and Protica, Inc. fully and finally settle this matter effective April 1, 2013.  The settlement has been included in the Company’s year-end 2012 financial results.

The Company received a demand letter, dated February 17, 2012, from the Breeden Law firm, claiming the Company’s sale of its African Mango Super Fruit™ diet product, (the “Mango Product”) violated the California Consumer Legal Remedies Act and certain other provisions of California State law. This Letter demanded the Company: (i) substantiate its advertising claims with respect to the Mango Product; (ii) change its advertising with respect to the Mango Product; (iii) recall the Mango Product; (iv) identify all purchasers of the Mango Product; and (v) establish a fund for the providing for a full refund for all purchasers of the Mango Product. No formal litigation has been initiated against the Company as of this date.  On March 23, 2012, the Company received a letter from Vitamin World, Inc. (“Vitamin World”) requesting the Company indemnify Vitamin World for similar claims brought against it by the Breeden Law Firm concerning the Mango Product sold by Vitamin World. The Company’s indemnification obligations to Vitamin World arise from the standard terms and conditions contained in Vitamin World’s distribution agreements.  The Company has agreed to indemnify Vitamin World in this matter.

Arya Tabibnia brought a class action complaint against the Company which was filed on August 6, 2012 in the United States District Court for the Southern District of California (the “Tabibnia Action”), claiming the Company’s sale of its hCG Activator natural hCG alternative (the “Product”) violated the California Consumer Legal Remedies Act and certain other provisions of California state law.  The Company also received letters from GNC, Corp. and Vitamin Shoppe, Inc., demanding the Company indemnify them pursuant to their respective vendor agreements.  The Company is contractually obligated to indemnify both GNC, Corp. and Vitamin Shoppe, Inc. and will fulfill those responsibilities.

Jeffrey Grube brought a class action lawsuit against three firms, including the Company, based on the defendants' alleged marketing, distribution, or sales of products purporting to contain human chorionic gonadotropin ("hCG") or a natural hCG alternative. The case is referred to as Jeffrey Grube v. GNC, iSatori Technologies LLC, and HCG Platinum, LLC, Case No. 11-1005, filed August 4, 2011 in United States District Court for the Western District of Pennsylvania.  Grube claims that the defendants engaged in deceptive trade practices in violation of numerous state consumer protection laws, breached express warranties, and were unjustly enriched. The Company received a letter from GNC Corp., demanding the Company indemnify GNC Corp. pursuant to a distribution agreement between the Company and GNC Corp. The Company is contractually obligated to indemnify GNC Corp and will fulfill that responsibility.  The action has been dismissed voluntarily by the plaintiff; the Company believes that the claims represented by this action may ultimately be included in the claims advanced in the Tabibnia Action, described above.  As a result, no other actions are planned by the Company on this matter.

D Tawnsaura brought a class action complaint against the Company and 56 other retailers/distributors for infringement of a patented ingredient “Citriline Malate”.  This ingredient is utilized by the Company in certain of its product formulations. The court ordered the plaintiffs to resubmit their complaint and make it legally sufficient, which occurred on October 31, 2012.  The Company and many of the other defendants are contesting the alleged patent position of the plaintiff; accordingly, discovery in this matter has been stayed pending the resolution of this issue.

The company received a demand letter dated August 7, 2012 from the Newport Trial Group of California, claiming the Company’s sale of its hCG Activator product violates the California Consumer Legal Remedies Act.  No formal litigation has been initiated against the Company as of this date.

In addition, we are subject to certain legal actions and claims arising in the ordinary course of our business. Although management recognizes the uncertainties of litigation, based upon the dollar amount involved, the nature and management’s understanding of the facts and circumstances which give rise to such actions and claims, management believes that such litigation and claims will be resolved without material effect on our financial position, results of operations or cash flows.

ITEM 4.

MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our preferred stock is not publicly traded. Our common stock is quoted on the Over-the-Counter Bulletin Board market under the symbol “IFIT.”

The following table shows the range of high and low bid quotations for our common stock on the Over-the-Counter Bulletin Board market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market in our securities may at times be illiquid due to low volume.

	Common Stock
	High	Low
Fiscal Year 2013
Second Quarter through April 11, 2012	$3.85	$3.50
First Quarter	3.75	2.47
Fiscal Year 2012
Fourth Quarter	$3.00	$1.64
Third Quarter	2.38	1.05
Second Quarter	1.34	0.45
First Quarter	1.45	0.40
Fiscal Year 2011
Fourth Quarter	$1.65	$0.97
Third Quarter(1)	2.50	0.50
Second Quarter(1)	0.60	0.25
First Quarter(1)	0.60	0.25

(1)  Shares have been adjusted for the effect of the 1-for-100 reverse stock split effective January 31, 2011 and recorded on Feb 17, 2011.

Security Holders

On April 11, 2013, there were approximately 188 record holders of iSatori common stock. iSatori believes that the number of beneficial owners may be greater than the number of record holders because a portion of its common stock is held of record through brokerage firms in “street name.”

Dividends and Other Distributions

We have not declared any dividends and do not plan to declare any dividends in the foreseeable future. We currently intend to retain earnings, if any, for use in our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity Compensation plans approved by security holders
2011 Equity Incentive Plan	1,233,129	$0.57	—
1997 Omnibus Stock Plan	10,500	$41.54	—
2009 Long-Term Incentive Plan	81,816	$0.67	168,184
Total	1,325,445	$0.90	168,184

Recent Sales of Unregistered Securities

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not required.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of the financial results and condition of iSatori, Inc. (collectively, “we,” “us,” “our,” “iSatori” or the “Company”) for the year ended December 31, 2012 and 2011 should be read in conjunction with our 2012 Amended 8-K filed July 3, 2012 and our 2011 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements”.

Overview

iSatori is engaged in researching, designing, developing, contracting for the manufacture, marketing, selling and distributing of various nutritional and dietary supplement products for the general nutrition market  through on-line marketing, and thousands of retail stores around the world. iSatori was formed in 2001 as a Colorado limited liability company and converted to a Colorado corporation in 2011. On June 29, 2012, the Company merged with and into Integrated Security System, Inc. and simultaneously changed its name to iSatori, Inc.  iSatori is headquartered in Golden, Colorado.

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

iSatori currently employs 20 full-time, two part-time and one contract employees. Additionally, from time to time, iSatori utilizes the contracted services of temporary employees, call-center, fulfillment, and manufacturing companies.

Recent Developments

Since September 30, 2012, iSatori has successfully launched its new weight loss pill gcbLEAN800 through major specialty retail outlets and its wholesale distribution partner.  The Company also shipped its initial stocking order of its newly reconstituted energy product, Energize™ to Walgreens, a Fortune 500 company and the largest drug retailer in the United States. Walgreens, a major mass merchandiser with over 8,300 retail outlets, distributes a variety of consumer goods, including nutritional supplements and energy products.

Results of Operations

Comparison of the year ended December 31, 2012 and 2011

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

Because of this merger transaction, and the corresponding payoff of the mezzanine financing, there were numerous one-time expenditures incurred by the Company, which has impacted the financial statement for the 2012 periods presented in this document. The Company has isolated approximately $441 thousand which has been expensed as of December 31, 2012 and are reflected in the table below.

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

Revenues

Our net revenues decreased slightly $70 thousand or 1% to approximately $9.39 million for the year ended December 31, 2012 compared to approximately $9.46 million for the year ended December 31, 2011.  Product sales to mass customers were down $48 thousand or 27% and internet revenues derived from an internet marketing program offer were down $1.1 million or 32% from the previous period.  This was the result of a planned delay in launching the new internet marketing program with a new product.  We had stopped the previous trial at the end of 2011. Offsetting the decrease was product sales to our retail and distributor (domestic and international) which increased $1.0 million or 12% from the previous period.

The $96 thousand decrease in Other Revenue for the comparative period was also a related to the planned delay of the launch of the internet marketing trial program.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution, and freight costs increased $222 thousand, or 7% to approximately $3.48 million for the year ended December 31, 2012 compared to approximately $3.26 million for the same period in 2011. In 2011, margins were higher because of the contribution the internet marketing trial program provided.  The planned delay in 2012 of this program resulted in lower margins.

Operating Expenses

Selling and Marketing

Selling and Marketing expenses decreased $469 thousand or 15.3% to approximately $2.46 million for the year ended December 31, 2012 compared to approximatley$3.07 million for the same period in 2011.  The decrease can be attributed to the planned delay of the launch of the internet marketing trial program.  Without the anticipated revenue from the internet marketing trial program, the corresponding expense associated with the program was not realized. The decrease was offset by other forms of marketing activities, such as print advertising and tradeshows, which have increased in 2012.  The expenses for 2012 includes approximately $144 thousand for the valuation of two options issued to consultants involved with the internet marketing program.

Salaries and Labor Related Expenses

Salaries and Labor Related Expenses increased $261 thousand or 15.8% to approximately $1.92 million for the year ended December 31, 2012 compared to approximately $1.66 million for the same period in 2011. This variance is related to the addition of four new personnel hires created in the fourth quarter, normal salary increases, stock based compensation, coupled with a severance payout of $29 thousand, as established in the Merger agreement with Integrated.

Administration

Administrative expenses increased $832 thousand or 151.5% to approximately $1.38 million for the year ended December 31, 2012 compared to approximately $549 thousand for the same period in 2011.  The increase in expenses were for professional fees incurred as a result of the Merger and mezzanine finance payoff  (totaling $72 thousand, see “Merger Transaction” paragraph above), accounting fees related to the audit of fiscal years 2010 and 2011, increased insurance expense, and increased legal fees related to ongoing litigation.

Depreciation and Amortization

Depreciation and Amortization expense decreased $3 thousand or -3% to approximately $80 thousand for the year ended December 31, 2012 compared to $82 thousand for the same period in 2011.  This is a result of the disposition of an auto asset at the beginning of 2012, as well as some of the assets owned by the Company have reached the end of their depreciable lives.

Gain on the sale of a product line

As mentioned in Note 4 - Sale of Product Line in the financial statements, the Company recognized a $500 thousand gain when the sale of dormant children’s vitamin product line was sold to an unrelated third party.  The sale was consummated in January 2012. In 2011, the Company recognized $100 thousand in other income for a portion of the non-refundable payment received in conjunction with the aforementioned sale (see Other Income (Expenses) section below).

Other Income (Expense)

For the year ended December 31, 2012 the Company recognized approximately $686 thousand in Other Expense, which includes roughly $91 thousand in negotiated settlements and $609 thousand related to the change in the value of derivative instruments, and is offset by roughly $13 thousand in Other Income related to the change in the marketable securities held by the Company which the company acquired as a result of the Merger.  The Company had approximately $96 thousand in Other Income for the year ended December 31, 2011which includes $36 thousand related the gain on forgiveness of accounts payable, $100 thousand as mentioned above for the non-refundable payment received in conjunction with the sale of a product line, offset by approximately $33 thousand in expense for the in the value of derivative instruments.

Financing Expenses

Financing expenses increased $173 thousand or 44% to approximately $567 thousand for the year ended December 31, 2012 compared to approximately $394 thousand for the same period in 2011.  This additional expense relates to the financing expenses incurred during the first quarter and the payoff of the Mezzanine Loan at the time of the Merger for a total of $200 thousand (see Note 8 -Long-Term Indebtedness and Interest and “Merger Transaction” paragraph above). All fees which were being amortized over the life of the loan were expensed in full at this time. This loan was entered into July 15, 2011.

Interest Expense

Interest expense increased $40 thousand or 23.9% to approximately $205 thousand for the year ended December 31, 2012 compared to approximately $166 thousand for the same period in 2011.  This additional expense relates to the interest incurred over the period up to the date of the Merger and the payoff of the original issue discount of the Mezzanine Loan, which totaled $121 thousand (see Note 8 -Long-Term Indebtedness and Interest and “Merger Transaction” paragraph above).

Income or Loss before income taxes

As a result of the foregoing, income or loss before income taxes was a loss of approximately $1.03 million, or -9.5% of product revenues for  the year ended December 31, 2012 compared to income of approximately $378 thousand or 3.4% of product revenues for the same period in 2011.

Without the corresponding one-time expenditures associated with the Merger (see “Merger Transaction” paragraph above) loss before income taxes would be approximately $589 thousand. Further, if the Company were to exclude the non-cash expense incurred for the year ended December 31, 2012 related to the Black-Scholes valuation of the various warrants and option totaling $858 thousand, the Company would have income before income taxes of approximately $270 thousand.

Income Tax Benefit

Income tax benefit was $737 for the year ended December 31, 2012 compared to an income tax benefit of approximately $225 thousand for the same period in 2011.  The net benefit incurred for the above mentioned period in 2012 was a result of the overall income for the short period to be filed for taxes for iSatori Technologies, Inc, (the “Predecessor Company”) prior to the Merger which resulted in tax expenses of approximately $68 thousand, and was offset by a benefit of approximately $67 thousand as a result of adjusting the net deferred tax asset. The benefit reported for the year ended December 31, 2011, was a result of recording a net deferred tax asset, by a credit to income tax expense, for temporary differences between financial reporting and the income tax basis of the existing assets and liabilities, when the Predecessor Company converted from a limited liability company to a corporation on September 1, 2011.

Net Income/(Loss)

As a result of the foregoing, the Company incurred a net loss of approximately $1.03 million, which amount is equal to -9.5% of product revenues for  the year ended December 31, 2012 compared to income of approximately $603 thousand, which amount is equal to 5.5% of product revenues for the same period in 2011.

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

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was approximately $1.66 million at December 31, 2012, compared with $365 thousand at December 31, 2011. Net cash provided to iSatori on the date of the Merger (after payoff of the Mezzanine loan discussed in Note 8 – Long-term Indebtedness and Interest of the financial statements) was $3.6 million.

iSatori had invested approximately$965 thousand with Horter Financial Group which, acted as investment advisor with and into the Alpha/Pimco Bonds Plus Total Return Fund. Pimco Corporation is one of the largest bond managers in the world. The Company utilized this Alpha/Pimco Bonds Plus strategy as a way to create a unique solution to a conservative investor’s dilemma: how to safely invest for income while increasing the asset base of the money invested at a rate greater than inflation on an after-tax basis. The underlying security matures in three years. However, the Company has access and can liquidate the underlying security on 72-hours’ notice. Thus, it is a current asset and is equivalent to cash. The investment strategy involves an investment in three separate “power periods”, late October, late November and late December of each year.

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

Credit Arrangements as of December 31, 2012

As of December 31, 2012, iSatori had outstanding credit indebtedness of $1,173,155, which consisted solely of amounts outstanding under the revolving line of credit.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

Contractual Obligations

iSatori has no contractual obligations.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in “Item 15. Exhibits, Financial Statements Schedules”.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Attached as exhibits to this report are certifications of our CEO and CFO required pursuant to Rule 13a-14 under the Exchange Act. This section includes information concerning the controls and procedures evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below in Management’s Report on Internal Control over Financial Reporting. Despite the existence of this material weakness, we believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 present, in all material respects, our financial position, results of operations, comprehensive income and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable assurance that our financial statements are prepared in accordance with GAAP and include those policies and procedures that:

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, as of December 31, 2012.

In performing the assessment, our management identified a deficiency in our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board as of December 31, 2012. Specifically, we do not have adequately designed controls in place to ensure the appropriate accounting for significant, unusual and infrequently occurring transactions in accordance with GAAP. As a result of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework, issued by the COSO and consequently we did not maintain effective internal control over reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Inherent Limitation on the Effectiveness of Internal Controls. The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting.  As a result of the material weakness described above, management will present a proposed remediation plan to our audit committee concerning our internal control over financial reporting. Remedying the material weakness described above will require management time and attention over the coming quarters and may result in additional incremental expenses, which includes increasing reliance on outside consultants. Any failure on our part to remedy our identified weakness or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

Subject to oversight by our board of directors, our chief executive officer and chief financial officer will be responsible for implementing management’s internal control remediation plan, adopted by our audit committee and approved by our board of directors.

Except as described above, there have been no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404 (c).

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 11.

EXECUTIVE COMPENSATION.

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 14.

PRINCIPAL ACCOUNTING FEE AND SERVICES.

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual stockholders’ meeting and is incorporated by reference in this report.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See “Index to Consolidated Financial Statements” on page F-1.

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization, dated as of February 17, 2012, by and among Integrated Security Systems, Inc., iSatori Acquisition Corp. and iSatori Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2012).

2.2

Asset Purchase Agreement, dated as of December 17, 2012, by and among B&B Roadway and Security Solutions, L.L.C., B&B ARMR Corporation, and Integrated Security Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filing on December 20, 2010).

3.1

Amended and Restated Certificate of Incorporation of Integrated Security Systems, Inc. (incorporated by reference to Exhibit 3.1 to Integrated Security Solutions, Inc.’s Registration Statement on Form SB-2 (No. 333-122849) filed on April 8, 2005).

3.2

Certificate of Amendment to the Certificate of Incorporation of Integrated Security Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 1, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of Integrated Security Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 11, 2011).
3.4	Amended and Restated Bylaws of Integrated Security Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (No. 33-59870-FW)).
4.1	Specimen certificate for Common Stock of Integrated Security Systems, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (No. 33-59870-FW)).
4.2

Certificate of Designation, Preferences and Rights of Series A $20 Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-122849) filed on April 8, 2005).

4.3

Certificate of Designation, Preferences and Rights of Series D $20 Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form SB-2 (No. 333-122849) filed on April 8, 2005).

4.4

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and Renaissance US Growth Investment Trust PLC (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K filed on October 28, 2005).

4.5

Registration Rights Agreement, dated October 13, 2005, between Integrated Security Systems, Inc. and BFS US Special Opportunities Trust PLC (incorporated by reference to Exhibit 4.2 the Current Report on Form 8-K filed on October 28, 2005).

4.6

Registration Rights Agreement, dated December 14, 2005, between Integrated Security Systems, Inc. and Renaissance Capital Growth & Income Fund III, Inc (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K filed on December 16, 2005).

4.7

Investor Rights Agreement, dated as of April 5, 2012, by and among Integrated Security Systems, Inc., RENN Capital Group, Inc. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on April 9, 2012).

10.1	Integrated Security Systems, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-76558)).
10.2	Integrated Security Systems, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-163604)).
10.3	iSatori 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 9, 2012).
10.4

Manufacturing and Supply Agreement, dated as of March 11, 2011, by and between iSatori Technologies, Inc. and Arnet Pharmaceutical Corp. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 9, 2012).

10.5

Dietary Ingredient – Limited Exclusive License and Supply Agreement, dated as of August 1, 2006, by and between iSatori Technologies, Inc. and FHG Corporation d/b/a Integrity Nutraceuticals International, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 9, 2012).

10.6

Purchasing Agreement #3833, dated as of December 14, 2007, by and between iSatori Technologies, Inc. and General Nutrition Corporation (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 9, 2012).

10.7

Purchasing Agreement #3512, dated as of December 14, 2007, by and between iSatori Technologies, Inc. and General Nutrition Corporation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 9, 2012).

10.8

Loan and Security Agreement, dated as of June 17, 2011, by and between iSatori Technologies, Inc. and Avidbank Corporate Finance, a division of AvidBank (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on April 9, 2012).

10.9

Loan Agreement, dated as of July 15, 2011, by and between iSatori Technologies, Inc. and Breakwater Structured Growth Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 9, 2012).

10.10

Amended and Restated Executive Employment Agreement, dated as of February 17, 2012, by and between Integrated Security Systems, Inc. and Stephen Adelé (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on April 9, 2012).

21.1	Subsidiaries of Integrated Security Systems, Inc. (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed on April 9, 2012).
23.1	Consent of Hein & Associates LLP (incorporated by reference to Exhibit 23.1 to the Current Report on Form 8-K filed on April 9, 2012).
99.1	Press Release, dated April 6, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 9, 2012).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSATORI, INC.

By:	/s/ Stephen Adelé
Name:	Stephen Adelé
Title:	Chief Executive Officer, President and Director

Dated: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Adelé	Chief Executive Officer, President and Director	April 16, 2013
Stephen Adelé

/s/ Russell Cleveland	Director	April 16, 2013
Russell Cleveland

/s/ Robert M. Galecke	Director	April 16, 2013
Robert M. Galecke

/s/ Bradford Morgan	Director	April 16, 2013
Bradford Morgan

/s/ Todd Ordal	Director	April 16, 2013
Todd Ordal

Consolidated Financial Statements and Related Footnotes

December 31, 2012 and 2011

iSatori, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

iSatori, Inc.

We have audited the accompanying consolidated balance sheets of iSatori, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSatori, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, Colorado

April 15, 2013

iSatori, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,655,453	$364,608
Investments	965,886	0
Accounts receivable
Trade, net of allowance for doubtful accounts	1,240,736	937,841
Income tax receivable	102,452	54,841
Other receivables - current portion	9,850	44,722
Inventories	1,292,105	757,250
Assets held for sale	29,338	168,474
Deferred tax asset, net	119,032	35,746
Prepaid expenses	156,431	119,147
Total current assets	5,571,283	2,482,629

Property and equipment
Vehicle	0	67,135
Furniture and fixtures	56,680	50,304
Office equipment	36,600	32,131
Computer equipment	323,648	262,737
Dies and cylinders	49,422	49,422
Less accumulated depreciation	(333,388)	(324,257)
Total property and equipment	132,962	137,472

Note Receivable – net of current portion	81,714	81,714

Other assets:
Deferred tax asset, net	97,844	216,498
Deposits and other assets	42,956	37,257
Debt Issuance Costs	4,375	157,242
Deferred Offering Costs	0	141,826
Total other assets	145,175	552,823
Total assets	$5,931,134	$3,254,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$518,150	$695,775
Accrued expenses	242,301	446,950
Line of credit, less debt discount	1,173,155	785,044
Current portion of vendor payables	0	1,000
Current portion of notes payable	0	489,352
Total current liabilities	1,933,606	2,418,121

Long-term liabilities
Note payable, less current maturities and debt discounts	0	478,729
Other long-term liabilities	701,852	92,606
Total long-term liabilities	701,852	571,335

Commitments and contingencies (Notes 1,2,5,6 and 14)

iSatori, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

(continued)

	December 31,	December 31,
	2012	2011

Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	0
Common stock, $0.01 par value, 56,250,000 shares authorized; 12,622,756 and 6,680,203 shares issued and outstanding, respectively	126,228	66,802
Additional paid-in capital	4,343,069	(22,819)
Retained earnings (accumulated deficit)	(1,173,846)	221,199
Total stockholders’ equity	3,295,676	265,182
Total liabilities and stockholders' equity	$5,931,134	$3,254,638

The accompanying notes are an integral part of these consolidated financial statements

iSatori, Inc.

Consolidated Statements of Operations

December 31, 2012 and 2011

	For the Year Ended
	December 31
	2012	2011
Revenues:
Product revenue (Net of returns and discounts)	$9,130,530	$9,103,983
Royalty revenue	109,613	106,361
Other revenue	148,051	247,791
Total revenue	9,388,194	9,458,135

Cost of sales	3,477,741	3,255,702
Gross profit	5,910,453	6,202,433

Operating Expenses:
Selling and marketing	2,602,566	3,071,918
Salaries and labor related expenses	1,918,033	1,656,990
Administration	1,381,560	549,332
Depreciation and amortization	79,525	82,334
Total operating expenses	5,981,684	5,360,574

Income (loss) from operations	(71,231)	841,859

Gain on sale of product lines	499,525	0
Other income (expense)	(686,470)	95,573
Financing Expense	(566,634)	(394,144)
Interest expense	(205,091)	(165,504)

Income (loss) from continuing operations	(1,029,901)	377,784

Income tax benefit (expense)	(737)	225,450

Net income (loss)	$(1,030,638)	$603,234

Net income (loss) per common share
Basic	$(0.09)	$0.09
Diluted	$(0.09)	$0.09

Weighted average shares outstanding:
Basic	11,103,585	6,680,203
Diluted	11,103,585	6,680,203

The accompanying notes are an integral part of these consolidated financial statements

iSatori, Inc.

Consolidated Statements of Stockholders’ Equity

December 31, 2012 and 2011

	Preferred Stock		Common Stock					Total
	(0.01 Par)		(0.01 Par)		Additional Paid	Retained	Member's	Stockholder's/
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity	Members Equity
Balances, January 1, 2011							$(145,539)	$(145,539)
Net income attributable to LLC							$298,418	$298,418
Distributions							$(119,471)	$(119,471)
Issuance of shares upon incorporation			6,680,203	$66,802	$(33,394)		$(33,408)	$-
Share based compensation					$10,576			$10,576
Net income attributable to corporation						$304,816		$304,816
Member distributions						$(83,618)		$(83,618)
Balances, December 31, 2011	0	0	6,680,203	$66,802	$(22,818)	$221,198	$-	$265,182

Net loss attributed to the corporation						$(1,030,638)		$(1,030,638)
Distributions						$(364,406)		$(364,406)
Merger with and into IZZI	22,500	$225	5,443,565	$54,436	$3,855,951			$3,910,612
Conversion of Note Payable			493,252	$4,933	$245,067			$250,000
Issuance of BOD shares			5,736	$57	$15,717			$15,774
Share Based Compensation					$249,152			$249,152
Balances, December 31, 2012	22,500	$225	12,622,756	$126,228	$4,343,069	$(1,173,846)	$-	$3,295,676

The accompanying notes are an integral part of these consolidated financial statements

iSatori, Inc.

Consolidated Statements of Cash Flow

December 31, 2012 and 2011

	For the Year Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,030,638)	$603,234
Adjustments to reconcile net income (loss) to net cash from (used) in operating activities:
Depreciation and amortization	79,525	82,334
Amortization of debt discount	50,452	38,183
Amortization of debt issuance costs	152,867	7,060
Stock Compensation Expense	85,899	10,576
Allowance for bad debts	25,978	0
Change in the fair Value of Derivative Instruments	788,274	35,094
Gain from the sale of Product Line	(499,525)	0
Benefit from deferred income taxes	35,369	(252,244)
Change in assets and liabilities:
Accounts receivable	(302,895)	(146,236)
Notes receivable	8,894	43,565
Inventories	(534,855)	(76,833)
Marketable securities	(12,574)	0
Prepaid expenses	(25,688)	(55,701)
Deposits and other assets	326,069	23,043
Accounts payable	(251,497)	(439,086)
Accrued expenses	29,385	455,034
Income taxes	(47,611)	(54,841)
Net cash provided by (used in ) operating activities	(1,122,571)	273,182

Cash flows from investing activities:
Purchase of property and equipment	(71,756)	(18,229)
Proceeds from the sale of Product Line	500,000	0
Purchase of investments	(965,886)	0
Net cash used in investing activities	(537,642)	(18,229)

Cash flows from financing activities:
Proceeds of notes payable	0	850,000
Payment of notes payable	(766,809)	(134,081)
Payment of vendor notes	(1,000)	(210,302)
Proceeds from line of credit	5,047,858	4,530,814
Repayment of line of credit	(4,695,508)	(4,494,043)
Payment of financing costs	0	(154,310)
Deferred offering costs	(767,507)	(141,826)
Cash acquired in merger	4,498,430	0
Member distribution	0	(119,471)
Distributions to shareholder	(364,406)	(83,618)
Net cash provided by financing activities	2,951,058	43,163

Net increase in cash	$1,290,845	$298,116

Cash and cash equivalents, beginning of period	364,608	66,492
Cash and cash equivalents, end of period	$1,655,453	$364,608

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	216,363	171,853
Non-cash transactions
Conversion of notes payable to Common Stock	250,000	0
Conversion of Accounts Payable to Notes Payable	0	124,204

The accompanying notes are an integral part of these consolidated financial statements

Note 1 –

Summary of Significant Accounting Policies

Organization and Nature of Business

iSatori Technologies, LLC (the “Predecessor Company”) was formed under the laws of the State of Colorado on June 14, 2004.  On June 1, 2011, LS7 Products, LLC (d/b/a iSatori Global Technologies, LLC), a Colorado limited liability company and wholly owned subsidiary of the Predecessor Company (“LS7”), Eat-Smart, LLC a Colorado limited liability company and wholly owned subsidiary of the Predecessor Company (“Eat-Smart”), and Energize Solutions, LLC, a Colorado limited liability company and wholly owned subsidiary of the Predecessor Company (“Energize”), were merged with and into the Predecessor Company and Right Lane Publishing Inc., a Colorado subchapter S corporation and wholly owned subsidiary of the Predecessor Company (“Right Lane”), was distributed to Stephen Adele Enterprises, Inc., the Predecessor Company’s sole shareholder (collectively, the “Reorganizations”). On June 1, 2011, after consummation of the Reorganizations, the Predecessor Company converted to a corporation pursuant to the laws of the State of Colorado changing its name to iSatori Technologies, Inc. ( “iSatori Technologies”).

On April 5, 2012, iSatori Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Integrated Security Systems, Inc (“Integrated”), consummated a merger (the “Merger”) with iSatori Technologies, pursuant to a Merger Agreement, dated as of February 17, 2012, by and among Integrated, Merger Sub and iSatori Technologies (the “Merger Agreement”). Pursuant to the Merger Agreement, iSatori Technologies was merged with and into Merger Sub with iSatori Technologies surviving as a wholly-owned subsidiary of Integrated.

Upon completion of the Merger, the holders of iSatori Technologies’ common stock, and holders of equity instruments convertible into shares of iSatori Technologies’ common stock, received an aggregate of approximately 8,410,973 shares of Integrated common stock.

On June 29, 2012, Integrated completed a “short form” merger under §253 of the Delaware General Corporation Law pursuant to which iSatori Technologies was merged with and into Integrated with Integrated continuing as the surviving corporation.  In connection with the merger, Integrated changed its name to iSatori, Inc.  The trading symbol of the Company on OTCBB is “IFIT”.

Prior to the Merger, Integrated was a company with virtually no operations. The Merger was accounted for as the equivalent to the issuance of stock by iSatori Technologies for the net monetary assets of Integrated. The accompanying financial statements therefore include the consolidated results of operations of iSatori Technologies and Integrated for periods subsequent to the Merger, and iSatori Technologies only for periods prior to the Merger. References to the financial operations of iSatori Technologies and the Predecessor Company are noted for the respective reporting periods as noted above. Unless otherwise specifically indicated, references to the “Company” (without further qualification) necessarily include iSatori Technologies, the Predecessor Company, Integrated and iSatori, Inc. for all applicable accounting periods. Since there was no change in the ownership of the business in connection with the Reorganizations, the assets and the liabilities of the Predecessor Company have been recorded on iSatori Technologies’ financial statements at the same amounts at which they were reported on the financial statements of the Predecessor Company. All transactions between divisions and/or wholly owned subsidiaries of iSatori Technologies or the Predecessor Company have been eliminated in the financial statements. In addition, per the operating agreement of the Predecessor Company, no member was to have been liable for the debts, liabilities or obligations of the Predecessor Company.

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

The Company does engage from time to time in funding of clinical studies with the objective of discovering and/or validating claims of new, efficacious products for the Company’s relevant market as well as providing necessary and appropriate substantiation for any claims which the Company may use in its marketing and advertising. The Company markets products which are under its control and which are in some way proprietary to the Company. Some of the Company’s products are the subject of trademarks owned by the Company.

The accompanying consolidated financial statements include the accounts of the Company and the Predecessor Company: LS7; Right Lane; Eat-Smart; Energize; and Integrated for the respective reporting periods described above.

Basis of Presentation/Basis of Consolidation

The accompanying consolidated financial Statements have been prepared on an accrual basis of accounting in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). The accompanying consolidated financial statements present the financial position and results of operations of the Company and  include the amounts of the Company as well as the Predecessor Company and all wholly owned subsidiaries. Accordingly, all significant intercompany transactions have been eliminated.

Financial Instruments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Accordingly, cash and cash equivalents consist of petty cash, checking accounts and money market funds.

As of December 31, 2012, the Company invested approximately$966 thousand with Horter Financial Group which, acted as investment advisor with and into the Alpha/Pimco Bonds Plus Total Return Fund. Pimco Corporation is one of the largest bond managers in the world. The Company utilized this Alpha/Pimco Bonds Plus strategy as a way to create a unique solution to a conservative investor’s dilemma: how to safely invest for income while increasing the asset base of the money invested at a rate greater than inflation on an after-tax basis.

The underlying security matures in three years. However, the Company has access and can liquidate the underlying security on 72-hours’ notice. Thus, it has been classified as a current asset. The investment strategy involves an investment in three separate “power periods”, late October, late November and late December of each year.

The Company invested $960 thousand in this fund. As of December 31, 2012, the Company realized a net asset value gain of approximately $6 thousand. The total portfolio of the Company had a stated value therefore of $965,886.

At December 31, 2012 and December 31, 2011, the financial instruments of the Company and the Predecessor Company consisted principally of cash and cash equivalents, investments, receivables, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,655,453	$1,655,453	$364,608	$364,608
Investments	$965,886	$965,886	$-0-	$-0-
Receivables	$1,240,736	$1,240,736	$937,841	$937,841
Accounts Payable	$518,150	$518,150	$695,775	$695,775
Long-term Debt	$701,852	$701,852	$571,335	$571,335

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 10-60 days from the invoice date. Accounts are considered delinquent when outstanding for more than 7 days past due date. The Company does not have a policy of accruing interest on past due accounts. Payments on trade receivables are applied as instructed per the customer, or to the earliest unpaid invoices. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on management’s historical collection experience, adverse situations that may affect the customer’s ability to repay, and prevailing economic conditions.  Specific accounts deemed uncollectible are written off periodically with subsequent receipts on previously written off accounts credited to bad debt expense.  The allowance for doubtful accounts is $0 for the years ended December 31, 2012 and 2011, respectively. Receivables at each of the below respective periods consisted of the following:

	December 31, 2012	December 31, 2011
Trade Receivables	$898,009	$902,222
Other	$342,727	$35,619
Allowance for doubtful accounts	$(0)	$(0)
Totals	$1,240,736	$937,841

In addition, the Company has recorded an allowance for customer returns in the amount of $68,548 at December 31, 2012 and $50,511 at December 31, 2011 in accrued expenses.

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	December 31, 2012	December 31, 2011
Labels and packaging	$129,640	$81,251
Finished goods	$1,162,465	$675,999
Totals	$1,292,105	$757,250

Notes Receivable

The Predecessor Company disposed of a dormant product line of vitamins in December, 2010. As part of the consideration in this divestiture, the Company received from the purchaser of this product line an unsecured note in the amount of $170,000. The original note was due to be repaid on or before March 2014, where interest accrued principally at an annual rate of 5%, based upon the initial $170,000 principal and was payable monthly. As of March 2013, the note was novated and a new promissory note was issued to reflect a modification in the payment terms, which includes no interest. The total amount to be repaid is the open principal amount of $117,543 at December 31, 2012 with $0 interest, and is due to be repaid on or before May 1, 2017. An allowance in the amount of $25,978 has been recorded against the aforementioned balance.

Property and Equipment

Property and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets, ranging from three to ten years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are thereafter removed from the respective accounts and any gain or loss is credited or charged to income. Total depreciation expense was $76,266 and $80,150 for the years ended December 31, 2012 and 2011, respectively.

Other Assets and Intangible Assets

Other assets include intangible assets which are principally direct television advertising, websites, as well as deposits and are included in Deposits and other Assets.  The Company periodically performs reviews of other assets including amortizable intangible and depreciable tangible assets, for impairment purposes using undiscounted cash flow methodology. Factors considered important that may trigger an impairment of assets review include, but are not necessarily limited to: significant changes in the manner of the use of its assets involving its strategy for its overall business; significant negative industry or economic trends; or underperforming business trends. These reviews may include an analysis of the Company’s current operations and capacity utilization in conjunction with an analysis of the markets in which the Company’s business is operating.

Intangible assets are discussed below. Amortization for financial accounting purposes is computed using the straight-line method over the estimated useful lives of the respective assets which range from three to ten years. Amortization for 2012 and 2011 totaled $3,259 and $2,184, respectively.

	Gross Carrying Value December 31, 2012	Gross Carrying Value December 31, 2011
Amortized intangible assets:
Website	$146,862	$116,057
Patents	$341	$341
Trademarks	$3,830	$3,830
TOTAL	$151,033	$120,228
Accumulated Amortization	$(120,179)	$(116,919)
TOTAL	$30,854	$3,309

Future Amortization for the years ending December 31:

2013	$10,302
2014	$10,284
2015	$10,268
2016	$0

Revenue Recognition

The Company operates predominantly as a distributor of its dietary supplement products through traditional large retailers and electronic intermediaries. Revenue from product sales is recognized upon transfer of title of the Company’s product to its customers. Net sales represent product sales less actual returns, allowances, discounts, and promotions. Sales to direct customers have an unconditional money back guarantee for thirty to sixty days after the date of purchase. Sales to several of the retail customers carry a “Sale or Return” Purchase agreement per contract, where if minimum sales thresholds are not met within required timeframe, the inventory will be returned to the Company for full credit.  Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, allowances and discounts were $1,717,211 and $1,891,607 for the years ending December 31, 2012 and 2011, respectively.

In addition, the Company provides allowances for sales returns based upon estimated and known returns. Product returns are recorded as a reduction of net revenues and as a reduction of the accounts receivable balance.

The Company receives other revenues which includes but is not limited to shipping and handling charges which is charged to customers.

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

However, on June 1, 2011, the Predecessor Company converted to a ‘C’ corporation under the laws of the State of Colorado as of that date. Accordingly, the Company began to account for income taxes in accordance with the standards on income taxes. As prescribed by these standards, the Company utilizes the asset and liability method of accounting for income taxes. Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 5, “Income Taxes”. For the year ended December 31, 2011 and future years, the Company will file a consolidated federal income tax return. For state income tax purposes, the Company will also file a consolidated return in the states requiring the filing of such returns.

The Company has adopted the provisions of Codification Topic 740-10, “Accounting for Income Taxes,” (previously Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), as of June 1, 2011. The implementation of this standard had no impact on the financial statements.  As of both the date of adoption, and as of December 31, 2012, the unrecognized tax benefit accrual was zero.

Furthermore, since 2011 was the Company’s initial tax year, there are no prior federal or state tax returns subject to examination.  Accordingly, the only taxable periods subject to examination by federal and state taxing authorities is the period ended December 31, 2012 and 2011.

Leases

The Company leases its headquarters facility, comprising approximately 7,120 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense for the year ended December 31, 2012 was $57,108 and $65,645 for 2011. The lease expired on September, 30, 2012, and a new lease was signed on November 1, 2012 for a term of four years and three months, which included the expansion of the lease space to a total of 10,044 square feet to accommodate growth. The Company assumed the new addition in February of 2013. Future payments under the newly signed lease (with the expanded area) are $346,137. The Company also leases miscellaneous office and warehouse equipment. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable.

Future Payments

2013	$80,853
2014	$82,863
2015	$82,863
2016	$82,863
2017	$6,905

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

Deferred Financing Fees

Costs incurred in connection with the Company’s line of credit issued in July 16, 2012 are being amortized over the term of the debt repayment period. Accumulated amortization for the aforementioned indebtedness for the Company as of December 31, 2012 was $3,125.

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print and television when the advertisement has been broadcast or otherwise distributed.  The Company records website costs related to its direct-to-consumer advertisements in accordance with FASB ASC 340-20 “Capitalized Advertising Costs”. In accordance with FASB ASC 340-20, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisements to probable future revenue. As of December 31, 2012 and 2011, the Company had deferred $3,641 and $25,488 respectively, related to such advertising costs. This amount is included in Deposits and other assets and is being amortized over a three year period. In 2012 and 2011, marketing expenses totaled $1,996,325 and $2,450,464, respectively.

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs of $37,234 and $13,289 for December 31, 2012 and 2011, respectively, are included in selling and marketing expense.

Distribution, Shipping and Handling Costs

Shipping costs on purchases and shipping and handling fees related to sales charged to customers are both included in cost of sales. As mentioned in Revenue Recognition, shipping and handling crevenue billed customers are reflected in other revenues.

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

The Company maintains cash balances at one financial institution located in Colorado and one in California. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per account. At times during the year, the Company’s bank balances have exceeded the FDIC limit. Management believes the risk of loss at such institutions to be minimal.

Customers whose revenue balance exceeds 10% of the account balance are disclosed below with corresponding accounts receivable balance outstanding at year end:

	2012		2011
Customer	% of Revenues	A/R balance	% of Revenues	A/R balance
A	28%	46%	26%	45%
B	14%	8%	12%	9%
C	10%	13%	7%	11%

Vendors whose purchase balance exceeds 10% of the inventory purchases are disclosed below with corresponding accounts payable balance outstanding at year end.

	2012		2011
Vendor	% of Purchases	A/P balance	% of Purchases	A/P balance
A	48%	64%	47%	33%
B	14%	0%	16%	17%
C	8%	0%	16%	4%

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include but are not limited to the fair value determination of derivative instruments, returns allowance and allowance for notes receivable.

Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by the weighted average number of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by the weighted average number of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Since the Company reflected a net loss for the years ended December 31, 2012, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of December 31, 2012:

As of December 31,
2012
Stock options (exercise price – $0.573-$2.50/share)	1,103,276
Warrants (exercise price – $0.001-$0.57/share)	577,513
Total common stock equivalents	14,303,545

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

Note 2 –

Endorsement / Spokesperson / Consulting Agreements

The Company is obligated under various endorsement, spokesperson and consulting agreements with varying original terms ranging from one to three years. These endorsers, spokespersons and consultants are generally paid a monthly fee for their services, including promotion and marketing activities per the agreements. All of these agreements may be terminated by either party upon breach or default in the terms of the agreements. The Company expensed $232,248 and $71,426 under these agreements in 2012 and 2011, respectively.

Future payments of the above mentioned contracts will run through 2013, for a total expense of $110,333.

Note 3 –

Retirement Plan

Eligible employees may enroll in an company-sponsored 401(k) plan. New enrollees are able to join the plan in the calendar quarter in which they become eligible. The Company may also make a match at its discretion. During calendar years 2012 and 2011, there were no matches under this plan made by the Company.

Note 4 –

Sale of Product Line

In December, 2011, the Company entered into an agreement to sell a dormant children’s vitamin product line to an unrelated third party. The Company received a nonrefundable payment of $300,000 in December 2011, in consideration of the time and expense incurred by the buyer in conducting due diligence on the product line and granting the buyer an exclusivity period through January 31, 2012.  The Company recognized $100,000 of the nonrefundable payment as other income in 2011, representing the Company’s estimate of the portion of assistance and data provided to the buyer in 2011.  The remaining $200,000 was deferred and is included in the accrued expenses in the accompanying December 31, 2011 balance sheet.  The sale was consummated in January, 2012, which resulted in a $499,525 gain on the sale to the Company.

Note 5 –

Contingencies

In accordance with the standards on contingencies, the Company accrues a loss contingency if it is probable and can reasonably be estimated or a liability has been incurred at the date of the financial statements. If both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. The Company is exposed to legal claims encountered in the normal course of business. See Note 6, “Litigation”. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company.

Note 6 –

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

Protica, Inc., a former manufacturer of products for the Company, sued the Predecessor Company for an alleged debt in the approximate amount of $384,000 and also unspecified damages for an alleged breach of an exclusive manufacturing agreement. The Company filed counterclaims alleging Protica breached the parties' agreement and the warranties implied therein and fraudulently concealed damage to the product manufactured for it resulting in an FDA recall of its product and loss of a significant portion of its commercial market. The case was filed February 15, 2011 in the United States District Court, Eastern District of Pennsylvania.  The Company sought an unspecified amount of direct damages, punitive damages, and attorneys' fees. The Company and Protica, Inc. fully and finally settle this matter effective April 1, 2013.  The settlement has been included in the Company’s year-end 2012 financial results.

The Company received a demand letter, dated February 17, 2012, from the Breeden Law firm, claiming the Company’s sale of its African Mango Super Fruit™ diet product, (the “Mango Product”) violated the California Consumer Legal Remedies Act and certain other provisions of California State law. This Letter demanded the Company: (i) substantiate its advertising claims with respect to the Mango Product; (ii) change its advertising with respect to the Mango Product; (iii) recall the Mango Product; (iv) identify all purchasers of the Mango Product; and (v) establish a fund for the providing for a full refund for all purchasers of the Mango Product. No formal litigation has been initiated against the Company as of this date.  On March 23, 2012, the Company received a letter from Vitamin World, Inc. (“Vitamin World”) requesting the Company indemnify Vitamin World for similar claims brought against it by the Breeden Law Firm concerning the Mango Product sold by Vitamin World. The Company’s indemnification obligations to Vitamin World arise from the standard terms and conditions contained in Vitamin World’s distribution agreements.  The Company has agreed to indemnify Vitamin World in this matter.  The Company believes there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements. The Company’s counsel is in communication with the complainant with regard to the requested label changes and settlement issues.

Arya Tabibnia brought a class action complaint against the Company which was filed on August 6, 2012 in the United States District Court for the Southern District of California (the “Tabibnia Action”), claiming the Company’s sale of its hCG Activator natural hCG alternative (the “Product”) violated the California Consumer Legal Remedies Act and certain other provisions of California state law.  The Company also received letters from GNC, Corp. and Vitamin Shoppe, Inc., demanding the Company indemnify them pursuant to their respective vendor agreements.  The Company is contractually obligated to indemnify both GNC, Corp. and Vitamin Shoppe, Inc. and will fulfill those responsibilities.  The Company believes that there is reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

Jeffrey Grube brought a class action lawsuit against three firms, including the Company, based on the defendants' alleged marketing, distribution, or sales of products purporting to contain human chorionic gonadotropin ("hCG") or a natural hCG alternative. The case is referred to as Jeffrey Grube v. GNC, iSatori Technologies LLC, and HCG Platinum, LLC, Case No. 11-1005, filed August 4, 2011 in United States District Court, for the Western District of Pennsylvania.  Grube claims that the defendants engaged in deceptive trade practices in violation of numerous state consumer protection laws, breached express warranties, and were unjustly enriched. The Company received a letter from GNC Corp., demanding the Company indemnify GNC Corp. pursuant to a distribution agreement between the Company and GNC Corp. The Company is contractually obligated to indemnify GNC Corp and will fulfill that responsibility.  The action has been dismissed voluntarily by the plaintiff; the Company believes that the claims represented by this action may ultimately be included in the claims advanced in the Tabibnia Action, described above.  As a result, no other actions are planned by the Company on this matter.  Accordingly, the range of any possible exposure regarding this particular claim cannot be reasonably estimated as of the date of the financial statements.

D. Tawnsaura brought a class action complaint against the Company and 56 other retailers/distributors for infringement of a patented ingredient “Citriline Malate”.  This ingredient is utilized by the Company in certain of its product formulations. The court ordered the plaintiffs to resubmit their complaint and make it legally sufficient, which occurred on October 31, 2012.  The Company and many of the other defendants are contesting the alleged patent position of the plaintiff; accordingly, discovery in this matter has been stayed pending the resolution of this issue.  The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

The Company received a demand letter dated August 7, 2012 from the Newport Trial Group of California, claiming the Company’s sale of its hCG Activator product violates the California Consumer Legal Remedies Act.  No formal litigation has been initiated against the Company as of this date.  Because no further actions have been undertaken in this matter, it is impossible for the Company to estimate the range of any possible loss as of the date of  the financial statements.

Note 7 –

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

For the year ended December 31 2012, the Company recognized income tax benefit of $737, which reflects the adjustment of the above mentioned net tax asset in the amount of $67,083, offset by the net tax expense of the year totaling $66,346. For the year ended December 31, 2011, the Company recognized a net income tax benefit of $225,450.

At December 31, 2012, management believes there are no uncertain tax liabilities. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2012.

The Company files income tax returns in U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. The 2012 tax year remains open to examination by taxing jurisdictions to which the Company is subject.

Income tax provision for the periods December 31, 2012 and December 31, 2011 consists of the following:

	12/31/2012	12/31/2011
Current Tax expense (benefit)	$67,820	$26,794
Deferred Tax Expense (benefit):
Effect of change in tax status		(274,489)
Change in net deferred tax asset	(67,083)	22,245
Deferred tax benefit	(67,083)	(252,244)
Total income tax expense (benefit)	737	(225,450)

The reconciliation of the results of applying the Company's effective statutory federal income tax rate of 35% for December 31, 2012 and December 31, 2011 to the Company's income before taxes and the Company's provision for income taxes is as follows:

	12/31/2012	12/31/2011
Federal Income Taxes	35.0%	35.0%
State Income Taxes	3.0%	3.0%
Permanent Items	-1.6%	5.1%
Current Year Losses not utilized	36.5%	0.0%
Foreign tax credit, net of credit	0.0%	1.3%
Effect of change in tax status	0.0%	-72.7%
Nontaxable (income) loss of LLC	0.0%	-30.1%
Tax Bracket Rate Benefit and other	0.0%	-1.4%
	0.0%	-59.8%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes it is not "more-likely-than-not" that the Company will realize the benefits of the net operating losses at December 31, 2012. The Company’s deferred tax valuation allowance of $11,041,594 reflected below is an increase of $10,972,559 as there was no valuation allowance recorded as of December 31, 2011.

The components of the deferred tax assets, net of deferred tax liabilities for each period are:

	12/31/2012	12/31/2011
Inventory	17,150	13,553
Goodwill and other intangibles	-	257,499
Allowance for Doubtful Accounts	26,055	19,199
Change in FV of derivatives	266,770	12,683
Share Based Compensation	22,349	-
Net Operating Loss	11,041,594	-
NOL Valuation Allowance	(11,041,594)	-
Other	1,087	-
Deferred Tax Assets	333,411	302,934

Property & Equipment	(47,287)	(41,001)
Goodwill and other intangibles	(11,194)	-
Prepaid Expenses	(58,053)	(9,688)
Other	-	-
Deferred Tax Liabilities	(116,534)	(50,689)

Net Deferred Tax Asset	216,877	252,245

At December 31, 2012, the Company had $28,730,000 of cumulated net operating loss carryforwards before application of Internal Revenue Code 382 limitations for federal income tax purposes that were available to offset future taxable income through the year 2032.

Note 8 –

Stockholders’ Equity

At December 31, 2012, there were 12,622,756 shares of common stock, par value $.01 per share, outstanding for the Company

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

Effective February 16, 2012, in connection with the $250,000 Convertible Promissory Note dated October 15, 2010 between the Company and James and Kristin Black, the Company exchanged 493,252 Common Shares of stock for the cancellation of the Note Payable. In accordance with the terms of the Merger, the total number of shares was reduced to 329,502.

Warrant Grants

As of December 31, 2012, there were common stock warrants outstanding to purchase aggregate shares of common stock pursuant to the warrant grants described below. On November 1, 2010, the Company issued warrants to purchase 150,000 shares of the common stock of the Company to Transition Partners, Limited with a an indeterminable exercise price per share in connection with a consulting services agreement. These warrants were subject to a conditional vesting schedule, in one-third increments.  As of December 31, 2010, the first 50,000 of these warrants were fully vested and were due to expire on November 1, 2013. On June 17, 2011, the second 50,000 of these warrants were fully vested and due to expire on November 1, 2013. On April 6, 2012 the third 50,000 of these warrants were fully vested and were due to expire on November 1, 2013. Upon completion of and in accordance with the terms of the Merger, the total number of warrants to purchase such shares was reduced to 123,563 and the per share exercise price was fixed at $0.57 per share. In addition, the expiration of the warrants was extended to July 31, 2015.

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

On July 15, 2011 the Company also issued warrants to purchase 3% of fully diluted shares of the common stock of the Company to Breakwater Structured Growth Opportunity Fund, L.P., with an imputed exercise price equal to approximately one-hundredth of a dollar in connection with the $1.025 million subordinated mezzanine loan arrangement (See Note 9, Long Term Indebtedness and Interest).  These warrants are fully vested and expire on June 15, 2016. In accordance with the terms of the Merger, the total number of warrants to purchase such shares was increased from 328,411 shares to 420,549 and the per share exercise price remained the same.

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

Option Grant

On September 6, 2012, the Company entered into a one year investor relations consulting contract with RJ Falkner & Company, Inc (“RJ Falkner”), which includes a grant to R. Jerry Falkner, the owner of RJ Falkner, as an individual, a five year option to purchase 125,000 of share of common stock and an exercise price of $2.25 per share. These options were subject to a conditional vesting schedule, in one-fourth increments.  The first installment vested and became exercisable upon execution of the consulting contract on September 6, 2012.  The second installment upon the publication of the first “Research Profile” report, which was completed November 30, 2012, The third and fourth installments will vest at 90 and 180 days following the publication of the aforementioned report.  As of December 31, 2012, the two of the four increments were fully vested for a total of 62,500 shares are due to expire on September 5, 2017.

Effective September 28, 2012, the Company issued options to purchase 54,479 shares of the Company’s common stock to ten employees with an exercise price of $2.25 per share and which contain three year vesting schedules of 1/3 each year through September 2015. These options are due to expire on September 27, 2022.

Effective November 30, 2012, the Company issued options to purchase 100,000 shares of the Company’s common stock to two consultants with an exercise price of $2.50 per share and were subject to a three year vesting schedule, in one-third increments. The first vesting period begins on November 30, 2013.  These options are due to expire on November 30, 2022.

In developing a fair value for the Avid warrant obligation at December 31, 2012, the Company used a current stock value of $2.28 per share, which represents a discount of 24% from the quoted stock price.  This reduction was based on the application of a Discount for Lack of Marketability. The Company, in developing a fair value for the Breakwater warrant obligation at December 31, 2012, used a current stock value of $1.50 per share, which represents a discount of 50% from the quoted stock price.  This reduction was based on the application of a Discount for Lack of Liquidity. Other assumptions used in the above valuations include (a) risk-free interest rate of 0.36% based on duration, (b) weighted average expected terms ranging from 3.5 to 3.58 years; (c) weighted average expected stock volatility of 45.94 % and (e) expected dividends of 0%.

The values of the other various warrants and options have been measured utilizing the Black-Scholes model as of December 31, 2012.  The assumptions used in this valuation included: (a) risk-free interest rate ranging from 0.36-1.78% based on duration, (c) weighted average expected terms ranging from 2.58 years to 10 years; (d) weighted average expected stock volatility ranging from 43.84-48.97 % and (e) expected dividends of 0%.  These valuations resulted in an annual 2012 expense of $858,398 included in the Statement of Operations.

February 2012 Management Options

Effective February 16, 2012, the Company issued options to purchase 1,233,129 shares of the Company stock to eight management employees, having an initial exercise price of $0.38, and which contain various vesting schedules and expiration dates. Upon completion of the merger, the total number of options to purchase such shares was reduced to 823,757 and the per share exercise price was correspondingly adjusted to $0.573 per share in accordance with the terms of the Merger Agreement

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, for a total valuation of $61,495, which was expensed in full on the date of the grant. The Black-Scholes assumptions used when the options were issued in the year ended December 31, 2012 are as follows:

Exercise price	$0.383
Expected dividends	0%
Expected volatility	45.85%
Risk fee interest rate	2.23%
Expected life of option	5-7 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity, which reflects the converted amounts per the Merger Agreement:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance – December 31, 2011	-
Granted	823,757	$0.573	4.65 years
Exercised	-
Forfeited/Cancelled	50,102
Balance – December 31, 2012 – outstanding	773,655	$0.573	4.65 years
Balance – December 31, 2012 – exercisable	623,350	$0.573	4.65 years

Outstanding options held by related parties – 2012	776,655
Exercisable options held by related parties – 2012	623,350

2012 Performance Incentive Plan

On September 27, 2012, the Company's board of directors approved the 2012 Performance Incentive Plan (the Plan”). The Plan allows the Company to promote the success of the Corporation and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. Any stock option granted in the form of an incentive stock option will be intended to comply with the requirements of Section 422 of the Code. Only stock options granted to employees qualify for incentive stock option treatment. A stock option may be exercised in whole or in installments, which may be cumulative. Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of the exercise in cash or such other consideration determined by the compensation committee. Payment may include tendering shares of common stock or surrendering of a stock award, or a combination of methods.

The Plan is administered by the Plan Administrator, being the Board or one or more committees appointed by the Board or another committee (within its delegated authority) to administer all or certain aspects of this Plan. The Administrator has full and exclusive power within the limitations set forth in the Plan to make all decisions and determinations regarding the selection of participants and the granting of awards; establishing the terms and conditions relating to each award; adopting rules, regulations and guidelines; and interpreting the Plan.

On September 28, 2012, the Company issued options to purchase 54,519 shares of the Company stock to ten employees, having an exercise price of $2.25, and which contain three year vesting schedules of 1/3 each year through September 2015. These options are due to expire on September 27, 2022.

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, for a total valuation of $51,978, which will be expensed over the three year vesting period. The expense realized for the year ending December 31, 2012 was $1,999. The Black-Scholes assumptions used when the options were issued in the year ended December 31, 2012 are as follows:

Exercise price	$2.25
Expected dividends	0%
Expected volatility	43.84%
Risk fee interest rate	Between 0.72-1.18%
Expected life of option	5.5-6.5 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance – December 31, 2011	-
Granted	54,519	$2.25	9.75 years
Exercised	-
Forfeited/Cancelled	-
Balance – December 31, 2012 – outstanding	54,519	$2.25	9.75 years
Balance – December 31, 2012 – exercisable	54,519	$2.25	9.75 years

Outstanding options held by related parties – 2012	54,519
Exercisable options held by related parties – 2012	-

Contractor Options

During the year ended December 31, 2012, the Company issued options to purchase 225,000 shares of the Company stock to outside contractors, having an exercise price ranging between $2.25 and $2.50, and which contain various vesting schedules and expiration dates.

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, for a total valuation of $199,014, which was expensed in full on the date of the grant. The Black-Scholes assumptions used when the options were issued in the year ended December 31, 2012 are as follows:

Exercise price	$2.25-2.50
Expected dividends	0%
Expected volatility	45.94-48.97%
Risk fee interest rate	0.62-1.78%
Expected life of option	5-10 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity, which reflects the converted amounts per the Merger Agreement:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance – December 31, 2011	-
Granted	225,000	$2.36	7.08 years
Exercised	-
Forfeited/Cancelled	-
Balance – December 31, 2012 – outstanding	225,000	$2.36	7.08 years
Balance – December 31, 2012 – exercisable	62,500	$2.25	4.75 years

The Company had previously valued the AVIDBank and Breakwater warrants using a model that did not include the quoted stock price as an input, and has determined that the model described above should have been used in valuing these warrants for the quarters ended June 30, 2012 and September 30, 2012.  The following summarizes the effects of this change.

	June 30, 2012		September 30, 2012
	As previously reported	As adjusted	As previously reported	As adjusted
Derivative Liability	140,132	550,994	128,422	527,206
Stockholders’ Equity	4,291,027	3,880,165	3,774,716	3,375,932

Net Income:
Three months ended June 30,2012	(251,838)	(662,704)
Six months ended June 30,2012	161,028	(249,834)
Three months ended September 30,2012			(518,768)	(506,690)
Six months ended September 30,2012			(357,735)	(756,519)

Net income/loss per share:
Three months ended June 30,2012	$(0.02)	$(0.05)
Six months ended June 30,2012	$0.01	$(0.02)
Three months ended September 30,2012			$(0.04)	$(0.04)
Six months ended September 30,2012			$(0.03)	$(0.07)

The Company assumed the 1,069,587 outstanding warrants to purchase shares of Common Stock which were issued by Integrated in fiscal years 2009 and before. Of these, 17,230 expired on July 29, 2012 and the remainders expire on May 31, 2014.

Note 9 –

CONVERTIBLE PREFERRED STOCK

In connection with the Merger, the Company assumed into its capital structure the convertible stock originally issued by Integrated. Accordingly, at December 31, 2012, the Company’s convertible preferred stock, $0.01 par value per share, consisted of the following:

	Par Value	Shares Outstanding	Liquidation Preference
Series A $20	$95	9,500	$190,000
Series D $20	130	13,000	260,000
	$225	22,500	$450,000

Series A $20 Convertible Preferred Stock. At December 31, 2012, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into the equivalent of one-fifth (1/5th) of a share of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 consecutive trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into the equivalent of one-fifth (1/5th) of a share of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution. In the event the Company enters into any consolidation, merger or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or other securities, each share of Series A Preferred will at the same time be similarly exchanged or changed into such consideration as is equal to four times the amount of consideration to be received for each share of common stock.

Series D $20 Convertible Preferred Stock. At December 31, 2012 the Company had 13,000 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive, out of funds of the Company legally available, dividends at the annual rate of $1.80 per annum per share.

The Company may redeem the Series D Preferred upon not less than 30 days’ notice, in whole or in part, for an amount of $20 per share plus all accrued but unpaid dividends applicable to such share. After notice and prior to the expiration of the 30-day notice period, holders of the Series D Preferred will have the option to convert the Series D Preferred into common stock prior to the redemption. Each share of the Series D Preferred may, at the option of the Company, be converted into the number of shares of common stock as determined by dividing $20 plus any accrued and unpaid dividends on such share by $80 at any time after (i) the closing bid price of the common stock exceeds $200.00 for 20 consecutive trading days, and (ii) the Company has sustained positive earnings per share of common stock for the two previous fiscal quarters. The holders of the Series D Preferred have the right to convert each share at any time into the number of shares of common stock as determined by dividing $20 plus any accrued and unpaid dividends on such share by $80. The holders of the Series D Preferred are entitled to receive $20 per share plus any accrued and unpaid dividends on such share before the holders of common stock are entitled to receive any distribution. In the event the Company enters into any consolidation, merger or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or other securities, each share of Series D Preferred will at the same time be similarly exchanged or changed into the aggregate amount of stock as would have been received had the holder converted such shares immediately prior to the transaction.

Note 10 –

Revolving Line of Credit and Related Interest

On June 17, 2012, the Company extended a $1.0 million revolving line of credit with a lender, with interest due monthly at the rate equal to prime plus 1.25% with a floor of 7.0% for one month, which was originally entered into on June 17, 2011. The line of credit was collateralized by the Company’s accounts receivable, inventory, contract rights and general intangibles. The Company’s line of credit agreement contains certain restrictive covenants including the prohibition of the payment of distributions to members or stockholders other than for the payment of income taxes and certain affirmative covenants including maintenance of certain financial ratios related to its financial performance as defined in the line of credit agreement. For the quarter ended December 31, 2011, the Company failed to meet its Minimum Net Income Covenant. A waiver from the lender was obtained. At December 31, 2011 advances of $785,044 were outstanding under the credit agreement. The lender bank had not set a requirement for the Minimum Net Income Covenant for 1st or 2nd quarter. This revolving line of credit has subsequently been paid in full on July 16, 2012 with proceeds from a new credit agreement and all liens released.

The Company entered into a new Credit Agreement with Colorado Business Bank West of Denver, Colorado (the “New Credit Agreement”) on July 16, 2012, and in connection with the entrance into the New Credit Agreement, terminated its commitments under its existing credit agreement with Avidbank Corporate Finance, a division of AvidBank.   Borrowings under the New Credit Agreement will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. For the year ended December 31, 2012, the Company failed to meet its Minimum Tagible Net Equity Covenant for the month of December, 2012.  The Company is currently in communications with the bank to obtain a waiver, but it is uncertain as to whether the Company will be able to obtain the waiver. The loan is currently classified as a current liability..

The New Credit Agreement provides a revolving commitment to the Company of $1,500,000, which increased the Company’s previous borrowing capacity by fifty percent.  Amounts outstanding under the New Credit Agreement will be reflected in a promissory note with a principal balance of $1,500,000 and a maturity date of July 16, 2013 (the “Promissory Note”).  The principal balance on the Promissory Note will note bear interest at the one month USD LIBOR rate measured not more often than once per month (the “Index”).  Interest on any unpaid balance under the promissory note will bear interest at the Index plus 3.750% with a minimum interest rate of 4.000% per annum. The outstanding balance as of December 31, 2012 is $1,173,155.

Note 11 –

Long-Term Indebtedness and Interest

In October, 2010, the Company entered into a $250,000 long-term debt arrangement (the “Note”) with an unrelated private investor, with interest due monthly at the rate equal to 10%. The principal amount of the Note was required by the Predecessor Company to be repaid in full on its first anniversary. However, at that time, if the Predecessor Company had not entered into a satisfactory subsequent financing arrangement, in the sole discretion of the investor, the $250,000 Note could be immediately called and would be due and payable. The holder of the Note had the option to then either convert the Note into a three-year term loan or convert the Note into shares of common stock in the Predecessor Company. The holder of the Note had 15 months from the first anniversary of the making of the Note to make this decision, that is, until December 31, 2012. Subsequently, in February, 2012, the Note holder agreed that all previous new financing contingencies had been met and consented to convert the Note into 493,252 shares of common stock of the Company in complete and total satisfaction of the Note. In accordance with the terms of the Merger, the total number of shares was reduced to 329,502.

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

Note 12 –

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

For the purposes of marketable securities where there is an active market, the Company uses the quoted prices available for the identical asset or liability.  As of December 31, 2012, the Company had $965,886 in a highly liquid investment account and $29,338 assets held for sale valued using the Level 1 mark-to-market approach.

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

The following table represents the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant Derivative Liability	$-	$-	$701,852	$-	$-	$92,606

Beginning of Period	-	-	92,606	-	-	-
Additions	-	-	-	-	-	59,239
Deletions	-	-	-	-	-	-
Revisions	-	-	609,246	-	-	33,367
End of Period	$-	$-	$701,852	$-	$-	$92,606

Note  13 –

Supplemental Cash Flow Information

The Company remitted cash payments for federal and state income taxes of $71,000 for the period from June 1, 2011 through December 31, 2011. In addition, the Company remitted cash payments for interest expense related to outstanding debt of $171,853 and $57,259 for the years ended December 31, 2011 and 2010.

The Company converted $115,204 of vendor payables into notes payable during the years ended December 31, 2011

Note 14 –

Subsequent Events

As mentioned in Note 1, under the Lease section, the Company signed an amendment to its facility lease as of November 1, 2012, which extends its original lease of 7,120 square feet for a term of four years and three months.  This lease also includes the expansion of the facility for an additional 2,924 square feet, which will be assumed upon the satisfactory completion of the build-out per the Company, which was complete in the first quarter of 2013.

As mentioned in Note 1, under the Notes Receivable section, the Company novated a note receivable which was entered into in December, 2010, for the sale of a dormant product line of vitamins, A new promissory note was issued to reflect a modification in the payment terms, which includes no interest. The total amount to be repaid is the open principal amount of $117,543 at December 31, 2012, and is due to be repaid on or before May 1, 2017. An allowance in the amount of $25,978 has been recorded against the receivable balance.

Made effective January 1, 2013, the Company entered into a one year agreement, subject to quarterly cancellation at the Company’s sole discretion, with Microcap Headlines, Inc.  In connection with this agreement, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $2.25 per share.  These warrants were subject to conditional vesting schedule in one-fourth (quarterly) increments, subject to the Company’s sole discretion. The first increment was granted and fully vested on January 1, 2013, and the second increment was granted and fully vested on April 1, 2013. All vested warrants expire on January 1, 2018.