Form 10-Q
period 2013-03-31
iSatori, Inc.
filed 2013-05-15
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 3013

or

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

12,622,756 shares of common stock, $0.01 par value per share, were outstanding as of May 15, 2013.

ISATORI, INC.

The terms “iSatori,” “Company,” “we,” “our,” and “us” refer to iSatori, Inc. and its consolidated entities unless the context suggests otherwise

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2013 and beyond, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our plans with respect to potential future acquisitions and our future debt levels and liquidity. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and such things as:

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

Condensed Consolidated Financial Statements and Related Footnotes

March 31, 2013 and 2012

iSatori, Inc.

iSatori, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

March 31, 2013 and 2012

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,655,837	$1,655,453
Investments	-	965,886
Accounts receivable
Trade, net of allowance for doubtful accounts	1,177,638	1,240,736
Income tax receivable	102,452	102,452
Other receivables - current portion	9,850	9,850
Inventories	1,360,729	1,292,105
Assets held for sale	83,823	29,338
Deferred tax asset, net	119,032	119,032
Prepaid expenses	119,621	156,431
Total current assets	5,628,982	5,571,283

Property and equipment:
Leasehold improvements	7,928	-
Furniture and fixtures	81,620	56,680
Office equipment	65,901	36,600
Computer equipment	325,941	323,648
Dies and cylinders	49,422	49,422
Less accumulated depreciation	(355,828)	(333,388)

Net property and equipment	174,984	132,962

Note Receivable – net of current portion	81,714	81,714

Other assets:
Deferred tax asset, net	97,844	97,844
Deposits and other assets	39,339	42,956
Debt Issuance Costs	2,500	4,375
Total other assets	139,683	145,175
Total assets	$6,025,363	$5,931,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$755,522	$518,150
Accrued expenses	108,768	242,301
Line of credit, less debt discount	1,173,155	1,173,155
Current portion of notes payable	23,888	-
Total current liabilities	2,061,333	1,933,606

Long-term liabilities
Derivative liability	880,696	701,852
Total long-term liabilities	880,696	701,852

Commitments and contingencies (Notes 1,3 and 4)

iSatori, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

March 31, 2013 and 2012

(continued)	March 31,	December 31,
	2013	2012

Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 12,622,756 shares issued and outstanding	126,228	126,228
Additional paid-in capital	4,393,846	4,343,069
Accumulated deficit	(1,436,965)	(1,173,846)
Total stockholders’ equity	3,083,334	3,295,676
Total liabilities and stockholders' equity	$6,025,363	$5,931,134

The accompanying notes are an integral part of these condensed consolidated financial statements

iSatori, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

Quarter Ended March 31, 2013 and 2012

	March 31	March 31
	2013	2012
Revenues:
Product revenue (Net of returns and discounts)	$2,203,856	$2,445,407
Royalty revenue	32,710	30,581
Other revenue	19,800	23,729
Total revenue	2,256,366	2,499,717

Cost of sales	1,045,113	951,028
Gross profit	1,211,253	1,548,689

Operating Expenses:
Selling and marketing	316,175	473,679
Salaries and labor related expenses	534,328	480,536
Administration	416,447	279,796
Depreciation and amortization	25,016	17,828
Total operating expenses	1,291,966	1,251,839

Income (loss) from operations	(80,713)	296,850

Gain on sale of product lines	-	499,525
Other expense	(124,359)	(16,080)
Financing expense	(46,761)	(50,603)
Interest expense	(1,152)	(62,089)

Income (loss) before income taxes	(252,985)	667,603

Income tax expense	(10,134)	(254,734)

Net income (loss)	$(263,119)	$412,869

Net income (loss) per common share:
Basic	(0.02)	0.06
Diluted	(0.02)	0.06

Weighted average shares outstanding:
Basic	12,622,756	6,841,293
Diluted	12,622,756	7,166,646

The accompanying notes are an integral part of these condensed consolidated financial statements

iSatori, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

Quarter Ended March 31, 2013 and 2012

	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(263,119)	$412,869
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,016	17,828
Amortization of debt discount	1,875	3,325
Amortization of debt issuance costs	-	34,804
Stock compensation Expense	50,777	70,365
Change in the fair value of derivative instruments	178,844	16,721
Gain from the sale of Product Line	-	(499,525)
Change in assets and liabilities:
Accounts receivable	63,098	(163,918)
Notes receivable	-	2,673
Inventories	(68,624)	(111,026)
Prepaid expenses	36,810	66,279
Deposits and other assets	1,041	5,462
Accounts payable	237,372	101,162
Accrued expenses	(133,533)	(56,864)
Income taxes	-	254,734
Net cash provided by operating activities	129,557	154,889

Cash flows from investing activities:
Purchase of property and equipment	(64,462)	(7,520)
Proceeds from the sale of Product Line	-	500,000
Change in assets held for sale	(54,485)
Redemption of Investments	965,886
Net cash provided by investing activities	846,939	492,480

Cash flows from financing activities:
Proceeds of notes payable	23,888	-
Payment of notes payable	-	(54,290)
Payment of vendor notes	-	(1,000)
Proceeds from line of credit	-	1,980,481
Repayment of line of credit	-	(1,828,858)
Deferred offering costs	-	(193,201)
Distributions to shareholder	-	(41,436)
Net cash provided by (used in) financing activities	23,888	(138,304)

Net increase in cash	1,000,384	509,065

Cash and cash equivalents, beginning of period	1,655,453	364,608
Cash and cash equivalents, end of period	$2,655,837	$873,673

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	11,929	63,394
Non-cash transactions:
Conversion of notes payable to Common Stock	-	250,000

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

Prior to the Merger, Integrated was a company with virtually no operations. The Merger was accounted for as the equivalent to the issuance of stock by iSatori Technologies for the net monetary assets of Integrated. The accompanying financial statements therefore include the consolidated results of operations of iSatori Technologies and Intergrated for periods subsequent to the Merger, and iSatori Technologies only for periods prior to the Merger.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ended December 31, 2012, and are unaudited. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2012. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to the presentation used in 2013. Such reclassification had no effect on net income.

Financial Instruments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Accordingly, cash and cash equivalents consist of petty cash, checking accounts and money market funds.

As of December 31, 2012, the Company invested approximately $966 thousand with Horter Financial Group which, acted as investment advisor with and into the Alpha/Pimco Bonds Plus Total Return Fund. Pimco Corporation is one of the largest bond managers in the world. The Company utilized this Alpha/Pimco Bonds Plus strategy as a way to create a unique solution to a conservative investor’s dilemma: how to safely invest for income while increasing the asset base of the money invested at a rate greater than inflation on an after-tax basis.

The underlying security matures in three years. However, the Company has access and can liquidate the underlying security on 72-hours’ notice. Thus, it has been classified as a current asset. The investment strategy involves an investment in three separate “power periods”, late October, late November and late December of each year.

The Company invested $960 thousand in this fund. As of December 31, 2012, the Company realized a net asset value gain of approximately $6 thousand. The total portfolio of the Company had a stated value therefore of $965,886.  This investment account was closed on February 22, 2013.  The Company realized an additional $7 thousand in net asset value gain up to the time the account was closed.

At March 31, 2013 and December 31, 2012, the financial instruments of the Company and the Predecessor Company consisted principally of cash and cash equivalents, investments, receivables, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,655,837	$2,655,837	$1,655,453	$1,655,453
Investments	$0	$0	$965,886	$965,886
Receivables	$1,177,638	$1,177,638	$1,240,736	$1,240,736
Accounts Payable	$755,522	$755,522	$518,150	$518,150
Long-term Debt	$880,696	$880,696	$701,852	$701,852

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 10-60 days from the invoice date. Accounts are considered delinquent when outstanding for more than 7 days past due date. The Company does not have a policy of accruing interest on past due accounts. Payments on trade receivables are applied as instructed per the customer, or to the earliest unpaid invoices. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on management’s historical collection experience, adverse situations that may affect the customer’s ability to repay, and prevailing economic conditions.  Specific accounts deemed uncollectible are written off periodically with subsequent receipts on previously written off accounts credited to bad debt expense.  The allowance for doubtful accounts is $0 for the periods ended March 31, 2013 and December 31, 2012, respectively. Receivables at each of the below respective periods consisted of the following:

Presence

	March 31, 2013		December 31, 2012
Trade Receivables		$851,617		$898,009
Other		$326,021		$342,727
Allowance for doubtful accounts	$	<0>	$	<0>
Totals		$1,177,638.		$1,240,736.

In addition, the Company has recorded an allowance for customer returns in the amount of approximately $47,000 at March 31, 2013 and $68,000 at December 31, 2012 in accrued expenses.

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	March 31, 2013	December 31, 2012
Labels and packaging	$94,894	$129,640
Finished goods	$1,265,835	$1,162,465
Totals	$1,360,729	$1,292,105

Notes Receivable

The Predecessor Company disposed of a dormant product line of vitamins in December, 2010. As part of the consideration in this divestiture, the Company received from the purchaser of this product line an unsecured note in the amount of $170,000. The original note was due to be repaid on or before March 2014, where interest accrued principally at an annual rate of 5%, based upon the initial $170,000 principal and was payable monthly. As of March 31, 2013, the note was novated and a new promissory note was issued to reflect a modification in the payment terms, which includes no interest. The total amount to be repaid is the open principal amount of $117,543 at March 31, 2013 with $0 interest, and is due to be repaid on or before May 1, 2017. An allowance in the amount of $25,978 has been recorded against the aforementioned balance.

Property and Equipment

Property and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets, ranging from three to ten years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are thereafter removed from the respective accounts and any gain or loss is credited or charged to income. Total depreciation expense was $22,440 and $17,332 for the three month period ended March 31, 2013 and 2012, respectively.

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

Intangible assets are discussed below. Amortization for financial accounting purposes is computed using the straight-line method over the estimated useful lives of the respective assets which range from three to ten years. Amortization for 2013 and 2012 totaled $2,576 and $546, respectively.

	Gross Carrying Value March 31, 2013		Gross Carrying Value December 31, 2012
Amortized intangible assets:
Website		$146,862		$146,862
Patents		$341		$341
Trademarks		$3,830		$3,830
TOTAL		$151,033		$151,033
Accumulated Amortization	$	<122,754>	$	<120,179>
TOTAL		$28,279		$30,854

Revenue Recognition

The Company operates predominantly as a distributor of its dietary supplement products through traditional large retailers and electronic intermediaries. Revenue from product sales is recognized upon transfer of title of the Company’s product to its customers. Net sales represent product sales less actual returns, allowances, discounts, and promotions. Sales to direct customers have an unconditional money back guarantee for thirty to sixty days after the date of purchase. Sales to several of the retail customers carry a “Sale or Return” Purchase agreement per contract, where if minimum sales thresholds are not met within required timeframe, the inventory will be returned to the Company for full credit.  Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, allowances and discounts were $715,030 and $350,636 for the three month period ending March 31, 2013 and 2012, respectively.

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

Leases

The Company leases its headquarters facility, comprising approximately 7,120 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense for the three month period ended March 31, 2013 was $20,716 and $14,240 for 2012. The lease expired on September, 30, 2012, and a new lease was signed on November 1, 2012 for a term of four years and three months, which included the expansion of the lease space to a total of 10,044 square feet to accommodate growth. The Company assumed the new addition in February of 2013. Future payments under the newly signed lease (with the expanded area) are $346,137. The Company also leases miscellaneous office and warehouse equipment. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable.

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

Deferred Financing Fees

Costs incurred in connection with the Company’s line of credit issued in July 16, 2012 are being amortized over the term of the debt repayment period. Accumulated amortization for the aforementioned indebtedness for the Company as of March 31, 2013 was $5,000.

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print and television when the advertisement has been broadcast or otherwise distributed.  The Company records website costs related to its direct-to-consumer advertisements in accordance with FASB ASC 340-20 “Capitalized Advertising Costs”.    In accordance with FASB ASC 340-20, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisements to probable future revenue. As of March 31, 2013 and December 31, 2012, the Company had deferred $0 and $3,641 respectively, related to such advertising costs. This amount is included in Deposits and other assets and is being amortized over a three year period. For the three month period ended March 31, 2013 and 2012, marketing expenses totaled $145,733 and $312,503, respectively.

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs of $59,810 and $4,148 for the three month period ended March 31, 2013 and 2012, respectively, are included in selling and marketing expense.

Distribution, Shipping and Handling Costs

Shipping costs on purchases and shipping and handling fees related to sales charged to customers are both included in cost of sales. As mentioned in Revenue Recognition, shipping and handling revenue billed customers are reflected in other revenues.

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

Customers whose revenue balance exceeds 10% of the account balance are disclosed below with corresponding accounts receivable balance outstanding at year end:

	March 31, 2013		March 31, 2012
Customer	% of Revenues	A/R balance	% of Revenues	A/R balance
A	32%	42%	34%	56%
B	16%	10%	N/A	N/A
C	11%	5%	17%	12%
D	11%	16%	10%	8%

Vendors whose purchase balance exceeds 10% of the inventory purchases are disclosed below with corresponding accounts payable balance outstanding at year end.

	March 31, 2013		March 31, 2012
Vendor	% of Purchases	A/P balance	% of Purchases	A/P balance
A	69%	32%	38%	31%
B	14%	6%	18%	8%

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

Note 3 -

Contingencies

In accordance with the standards on contingencies, the Company accrues a loss contingency if it is probable and can reasonably be estimated or a liability has been incurred at the date of the financial statements. If both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. The Company is exposed to legal claims encountered in the normal course of business. See Note 4, “Litigation”. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company.

Note 4 -

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

Thermolife International, LLC brought a complaint against the Company and 44 other retailers/distributors for patent infringement for the use of certain ingredients in products to produce, improve, boost, and to enhance physical performance on April 16, 2013.  These ingredients are utilized by the Company in certain of its product formulations.  The Company and many of the other defendants are contesting the alleged patent position of the plaintiff.  The Company believes there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However, the range of any possible loss cannot be reasonably estimated as of the date of these financial statements.

Note 5 -

Income Taxes

For the three months ended March 31 2013 and 2012, the Company recognized income tax expense of $10,134 and $254,734, respectively.

At March 31, 2013 management believes there are no uncertain tax liabilities.

Note 6-

Stockholders’ Equity

At March 31, 2013, there were 12,622,756 shares of common stock, par value $.01 per share, outstanding for the Company.

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

Warrant Grants

As of March 31, 2013, there were common stock warrants outstanding to purchase aggregate shares of common stock pursuant to the warrant grants described below. On November 1, 2010, the Company issued warrants to purchase 150,000 shares of the common stock of the Company to Transition Partners, Limited with a an indeterminable exercise price per share in connection with a consulting services agreement. These warrants were subject to a conditional vesting schedule, in one-third increments.  As of December 31, 2010, the first 50,000 of these warrants were fully vested and were due to expire on November 1, 2013. On June 17, 2011, the second 50,000 of these warrants were fully vested and due to expire on November 1, 2013. On April 6, 2012 the third 50,000 of these warrants were fully vested and were due to expire on November 1, 2013. Upon completion of and in accordance with the terms of the Merger, the total number of warrants to purchase such shares was reduced to 123,563 and the per share exercise price was fixed at $0.57 per share. In addition, the expiration of the warrants was extended to July 31, 2015.

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

Option Grant

On September 6, 2012, the Company entered into a one year investor relations consulting contract with RJ Falkner & Company, Inc (“RJ Falkner”), which includes a grant to R. Jerry Falkner, the owner of RJ Falkner, as an individual, a five year option to purchase 125,000 of share of common stock and an exercise price of $2.25 per share. These options were subject to a conditional vesting schedule, in one-fourth increments.  The first installment vested and became exercisable upon execution of the consulting contract on September 6, 2012.  The second installment upon the publication of the first “Research Profile” report, which was completed November 30, 2012,  The third installment vested on February 28, 2013, 90 days following the publication of the aforementioned report, and the fourth installments will vest 180 days following the publication of the report.  As of March 31, 2013, the three of the four increments were fully vested for a total of 93,750 shares are due to expire on September 5, 2017.

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

In developing a fair value for the Avid option at March 31, 2013, the Company used a current stock value of $2.85 per share, which represents a discount of 24% from the quoted stock price.  This reduction was based on the application of a Discount for Lack of Marketability. The Company, in developing a fair value for the Breakwater warrant obligation at March 31, 2013, used a current stock value of $1.88 per share, which represents a discount of 50% from the quoted stock price.  This reduction was based on the application of a Discount for Lack of Liquidity. In developing a fair value for the Microcap option at January 1, 2013, the Company used a current stock value of $2.28 per share and for the RJ Falkner warrant obligation at February 28, 2013, used a current stock price of $2.06, both which represents a discount of 24% from the quoted stock price for Lack of Marketability.  Other assumptions used in the above valuations include (a) risk-free interest rate of 0.36-0.77% based on duration, (b) weighted average expected terms ranging from 3.25 to 4.75 years; (c) weighted average expected stock volatility of 45.95 % and (e) expected dividends of 0%. These valuations resulted in an expense of $50,777 under Administrative expenses and $178,844 under other income (expense) included in the Statement of Operations for the three month period ended March 31, 2013.

Note 7 -

CONVERTIBLE PREFERRED STOCK

In connection with the Merger, the Company assumed into its capital structure the convertible stock originally issued by Integrated. Accordingly, at March 31, 2013, the Company’s convertible preferred stock, $0.01 par value per share, consisted of the following:

	Par Value	Shares Outstanding	Liquidation Preference
Series A $20	$95	9,500	$190,000
Series D $20	130	13,000	260,000
	$225	22,500	$450,000

Series A $20 Convertible Preferred Stock. At March 31, 2013, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into the equivalent of one-fifth (1/5th) of a share of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 consecutive trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into the equivalent of one-fifth (1/5th) of a share of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution. In the event the Company enters into any consolidation, merger or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or other securities, each share of Series A Preferred will at the same time be similarly exchanged or changed into such consideration as is equal to four times the amount of consideration to be received for each share of common stock.

Series D $20 Convertible Preferred Stock. At March 31, 2013 the Company had 13,000 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive, out of funds of the Company legally available, dividends at the annual rate of $1.80 per annum per share.

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

Note 8 -

Revolving Line of Credit and Related Interest

On June 17, 2012, the Company extended a $1.0 million revolving line of credit with a lender, with interest due monthly at the rate equal to prime plus 1.25% with a floor of 7.0% for one month, which was originally entered into on June 17, 2011. The line of credit was collateralized by the Company’s accounts receivable, inventory, contract rights and general intangibles. The Company’s line of credit agreement contains certain restrictive covenants including the prohibition of the payment of distributions to members or stockholders other than for the payment of income taxes and certain affirmative covenants including maintenance of certain financial ratios related to its financial performance as defined in the line of credit agreement. For the quarter ended December 31, 2011, the Company failed to meet its Minimum Net Income Covenant. A waiver from the lender was obtained. At December 31, 2011 advances of $785,044 were outstanding under the credit agreement. The balance lender bank had not set a requirement for the Minimum Net Income Covenant for 1st quarter. At March 31, 2012 advances of $951,780 were outstanding under the credit agreement. This revolving line of credit has subsequently been paid in full on July 16, 2012 with proceeds from a new credit agreement and all liens released.

The Company entered into a new Credit Agreement with Colorado Business Bank West of Denver, Colorado (the “New Credit Agreement”) on July 16, 2012, and in connection with the entrance into the New Credit Agreement, terminated its commitments under its existing credit agreement with Avidbank Corporate Finance, a division of AvidBank.   Borrowings under the New Credit Agreement will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. For the year ended December 31, 2012, the Company failed to meet its Minimum Tagible Net Equity Covenant for the month of December, 2012.  The Company received an accommodation from Colorado Business Bank in the form of a waiver for the fiscal year ended December 31, 2012.   Additionally, Colorado Business Bank agreed to modify the affirmative covenant of minimum tangible equity capital to not less than $2,500,000 through the end of the agreement in July 2013. The loan is currently classified as a current liability.

The New Credit Agreement provides a revolving commitment to the Company of $1,500,000, which increased the Company’s previous borrowing capacity by fifty percent.  Amounts outstanding under the New Credit Agreement will be reflected in a promissory note with a principal balance of $1,500,000 and a maturity date of July 16, 2013 (the “Promissory Note”).  The principal balance on the Promissory Note will note bear interest at the one month USD LIBOR rate measured not more often than once per month (the “Index”).  Interest on any unpaid balance under the promissory note will bear interest at the Index plus 3.750% with a minimum interest rate of 4.000% per annum. The outstanding balance as of March 31, 2013 is $1,173,155.

Note 9 -

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

Note 10 -

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

For the purposes of marketable securities where there is a an active market, the Company uses the quoted prices available for the identical asset or liability.  As of December 31, 2012, the Company had $965,886 in a highly liquid investment account and $29,338 assets held for sale valued using the Level 1 mark-to-market approach.

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

The following table represents the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2013				December 31, 2012
	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Warrant Derivative Liability	$0	$		$880,696	$0	$		$701,852
Beginning of Period	-		-	701,852	-		-	92,606
Additions	-		-	-	-		-	-
Deletions	-		-	-	-		-	-
Revisions	-		-	178,844	-		-	609,246
End of Period	$0	$		$880,696	$0	$		$701,852

Note 11 –

Subsequent Events

On April 30, 2013, the Company filed an S-1 registration statement with the U.S. Securities and Exchange Commission covering 12.4 million shares of its common stock. The majority of these shares have been outstanding and were previously issued in connection with the Company's merger (the "Merger") with and into Integrated Security Systems, Inc. on April 5, 2012. Such shares are being registered pursuant to an investor rights agreement entered into in connection with the Merger. The shares being registered include shares owned by the Company's founder and CEO, Stephen Adele (approximately 6.4 million), as well as other shares and shares underlying various derivative instruments held by early Company investors. To the Company's knowledge, no selling shareholders listed in the S-1 has immediate plans to sell their shares.

In addition, the Company has also filed two S-8 registration statements covering, in total, 1.4 million additional shares of its common stock. These shares are issuable under the two Company's separate employee stock option plans. The shares may be issuable over the next several years based on the direction of the Company's board of directors and the Company's personnel recruiting and retention needs. There is no present intention of any of the Company's employees to resell shares issuable under these plans, or underlying the stock options available to such employees.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of the financial results and condition of iSatori, Inc. (collectively, “we,” “us,” “our,” “iSatori” or the “Company”) for the three-month period ended March 31, 2013 should be read in conjunction with our 2012 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.

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

Recent Developments

Since December 31, 2012, iSatori has successfully launched two new weight loss pills BellyOFF™ and Garcinia TRIM™ through major specialty retail outlets and its domestic and international wholesale distribution partners. The Company has also introduced a smaller 45 gram version of its popular meal replacement EatSmart® protein bar, which is sold through its domestic and international wholesale distribution partners.   The initial stocking order and subsequent fill-in orders of its newly repackaged energy tablet product, Energize™ was shipped to Walgreens, a Fortune 500 company and the largest drug retailer in the United States. Walgreens, a major mass merchandiser with over 8,300 retail outlets, distributes a variety of consumer goods, including nutritional supplements and energy products. Lastly, in April, the Company launched its highly anticipated, “category-defining”, new product Bio-Gro™ Protein Synthesis Amplifier, powered by Bio-Pro Bio-Active Peptides™.   This product was met with high demand from online and wholesale distributors, as well as specialty retailers, the primary reason of which because it represents a newly developed product category and is based on the development of solid scientific evidence.

The Company also launched its newly designed website, iSatori.com on December 31, 2012, and has already realized an increasingly positive gain on average dollar orders per day on the new website. The Company also recently partnered with a specialized online portal company that provides a free custom online training portal about iSatori and its products to retail sales professionals, as a way to improve brand awareness and enhance their selling knowledge of iSatori products.

Due to the booking of certain non-cash derivative valuations, as of December 31, 2012, iSatori failed to meet a minimum tangible equity capital covenant in its agreement with its revolving line of credit facility with Colorado Business.  iSatori received an accommodation from Colorado Business Bank in the form of a waiver for the fiscal year ended December 31, 2012.   Moreover, Colorado Business Bank agreed to modify the affirmative covenant of minimum tangible equity capital to not less than $2,500,000 through the end of the agreement in July 2013, which nullifies the covenant violation.

On April 30, 2013, the Company filed an S-1 registration statement with the U.S. Securities and Exchange Commission covering 12.4 million shares of its common stock. The majority of these shares have been outstanding and were previously issued in connection with the Company's merger (the "Merger") with and into Integrated Security Systems, Inc. on April 5, 2012. Such shares are being registered pursuant to an investor rights agreement entered into in connection with the Merger. The shares being registered include shares owned by the Company's founder and CEO, Stephen Adele (approximately 6.4 million), as well as other shares and shares underlying various derivative instruments held by early Company investors. To the Company's knowledge, no selling shareholders listed in the S-1 has immediate plans to sell their shares.

In addition, the Company has also filed two S-8 registration statements covering, in total, 1.4 million additional shares of its common stock. These shares are issuable under the two Company's separate employee stock option plans. The shares may be issuable over the next several years based on the direction of the Company's board of directors and the Company's personnel recruiting and retention needs. There is no present intention of any of the Company's employees to resell shares issuable under these plans, or underlying the stock options available to such employees.

Results of Operations

Comparison of the Three Months ended March 31, 2013 and 2012

Revenues

Our consolidated net revenues decreased approximately $242 thousand or 9.88% to $2.2 million for the three months ended March 31, 2013 compared to $2.45 million for the same period in 2012.  Gross product revenues increased approximately $123 thousand to $2.9 million for the 2013 reporting period, compared to $2.8 million for 2012. A large contributor to the increase is the expanded distribution of the Company’s Energize product through Walgreens, as mass market drug retailer.  This was offset by a decrease in revenues to Company’s retail customers, First quarter of 2012 had three product introductions into various retailers, where 2013 had only one new product introduction. Adjustments from revenues (for retailer advertising discounts, returns, and promotional credits and coupons) increased approximately $364 thousand to $715 thousand for the 2013 reporting period, compared to $350 thousand for 2012. The increase can be attributed to “register rebate” coupon program associated with the Company’s entrance in into the mass market retailer, Walgreens for its Energize product, which resulted in approximately $382 thousand in one-time expense.

Cost of Sales

Cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased approximately 10% to $1.045 million for the three month period ended March 31, 2013 compared to $951 thousand for the same period in 2012. However, cost of sales as a percentage of gross product revenue increased only 2%, to 36% for the three month period ended March 31, 2013 compared to 34% for the same period in 2012. This slight increase can be attributed to the shift in the concentration of revenues to customers and their corresponding margins, and the growth in mass market retailers between the two comparative periods.

Operating Expenses

Selling and Marketing

Selling and Marketing expenses decreased by $158 thousand or -33% to approximately $316 thousand for the three months ended March 31, 2013 compared to approximately $474 thousand for the same period in 2012. This decrease can be attributed to a reduction in print advertising of approximately $138 thousand; a reduction in sampling of approximately $21 thousand; and other small variances in marketing expenditures from the same three month period in 2012.

Salaries and Labor Related Expenses

Salaries and Labor Related Expenses increased $54 thousand or 11% to $534 thousand for the three month period ended March 31, 2013 compared to $480 thousand for the same period in 2012. This increase can be attributed to the addition of key personnel, namely sales and administration staff, and minor salary increases.

Administration

Administrative expenses increased approximately $137 thousand or 49% to $416 thousand for the three months ended March 31, 2013 compared to $280 thousand for the same period in 2012.  The increase in expenses was for professional services fees, during the Company’s first annual audit as a Public company, in addition to the expenses incurred with the valuation of the warrants and options issued.

Depreciation and Amortization

Depreciation and Amortization expense increased $7 thousand or 40% to $25 thousand for the three months ended March 31, 2013 compared to $18 for the same period in 2012.  This can be attributed to the addition of various assets accumulated over the prior year.

Gain on the sale of a product line

As mentioned in Note 2 - Sale of Product Line in the financial statements, the Company recognized a $500 thousand gain when the sale of dormant children’s vitamin product line was sold to an unrelated third party.  The sale was consummated in January 2012.

Other Expense

Other expense was $124 thousand for the three months ended March 31, 2013 compared to $16 thousand for the same period in 2012.  The 2013 balance consists of $179 thousand related to the change in the value of derivative instruments offset by $54 thousand in income primarily related to the change in an asset held for sales.  The balance for 2012 relates to the change in the value of derivative instruments.

Financing Expenses

Financing expenses decreased approximately $4 thousand or 8% to $47 thousand for the three months ended March 31, 2013 compared to $51 thousand for the same period in 2012.  While credit card fees increased $12 thousand in 2013 compared to 2012, this was offset by a decrease in financing fees of $18 thousand.

Interest Income/(Expense)

Net interest expense of $1 thousand was recognized for the three months ended March 31, 2013 compared to expense of $62 thousand for the same period in 2012.  The 2012 expense was related to the subordinated Mezzanine Loan which was entered into July 15, 2011 (see Note 9 -Long-Term Indebtedness).

Income (loss) before income taxes

As a result of the foregoing, income (loss) before income taxes were a loss of $253 thousand, for the three months ended March 31, 2013, which is equal to -9% of gross product revenues compared to income of $668 thousand, which number is equal to 24% of gross product revenues for the same period in 2012.

With the removal of the gain of the sale of product lines in 2012, net income before taxes would be $168 thousand or 6% of product revenues for the three month period ended March 31, 2012.

Income Tax Benefit/(Expense)

Income tax expense decreased $245 thousand or 96% to $10 thousand for the three months ended March 31, 2013 compared to $255 thousand for the same period in 2012.  The expense for 2013 is related to the foreign tax payable on royalty income received by the Company and a final federal payment on previous year taxes. The 2012 expense includes the aforementioned foreign tax payable coupled with an accrual based on the pretax income incurred during the three month period.

Net Income (loss)

As a result of the foregoing, net  income (loss) was a loss of $263 thousand, which number is equal to -9% of gross product revenues for the three months ended March 31, 2013 compared to income of $413 thousand, which number is equal to 15% of gross product revenues for the same period in 2012.

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

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was $2.66 million at March 31, 2012, compared with $1.66 million at December 31, 2012.

At December 31, 2012, iSatori had invested approximately$965 thousand with Horter Financial Group which, acted as investment advisor with and into the Alpha/Pimco Bonds Plus Total Return Fund. Pimco Corporation is one of the largest bond managers in the world. The Company utilized this Alpha/Pimco Bonds Plus strategy as a way to create a unique solution to a conservative investor’s dilemma: how to safely invest for income while increasing the asset base of the money invested at a rate greater than inflation on an after-tax basis. The underlying security matures in three years. However, the Company has access and can liquidate the underlying security on 72-hours’ notice. Thus, it is a current asset and is equivalent to cash. The investment strategy involves an investment in three separate “power periods”, late October, late November and late December of each year. This investment has been cashed out as of March 31, 2013, and is included in the balance of cash and cash equivalents.

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

Credit Arrangements as of March 31, 2013

As of March 31, 2013, iSatori had outstanding credit indebtedness of $1,197,042, which consisted of $1,173,155 outstanding under the $1.5 million revolving line of credit and $23,888 for a loan on a piece of motorized warehouse equipment.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

Contractual Obligations

iSatori has no contractual obligations.

ITEM 3.

QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Our management, with the participation of Stephen Adelé, our Chief Executive Officer, and Michael Wilemon, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.

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

Except as described above, there has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2012, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Thermolife International, LLC brought a complaint against the Company and 44 other retailers/distributors for patent infringement for the use of certain ingredients in products to produce, improve, boost, and to enhance physical performance on April 16, 2013.  These ingredients are utilized by the Company in certain of its product formulations.  The Company and many of the other defendants are contesting the alleged patent position of the plaintiff.  The Company believes there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However, the range of any possible loss cannot be reasonably estimated as of the date of these financial statements.

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

On September 6, 2012, the Company issued five-year options to purchase an aggregate of 125,000 shares of iSatori, common stock at an exercise price equal to the closing price of the Company’s common stock on September 6, 2012 to R. Jerry Falkner, an investor relations consultant, in consideration for services rendered.  The options vest as follows: (a) 25% on September 6, 2012; (b) 25% upon the completion of certain services; and (c) 25% every 90 days following the completion of certain services. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On December 21, 2012, the Company issued a five-year warrant to purchase 25,000 shares of iSatori, common stock at an exercise price equal to $2.25 to Microcap Headlines, Inc., a marketing consultant, in consideration for services rendered.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On January 16, 2013, the Company issued options to purchase an aggregate of 50,000 shares of iSatori, common stock at an exercise price equal to $2.25 to Chad Biggins, a marketing consultant, in consideration for services rendered.  The option vests as follows: (a) 16,666 on November 30, 2013; (b) 16,666 on November 30, 2014; and (c) 16,1667 on November 30, 2015.  The options expire on November 30, 2022. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On January 16, 2013, the Company issued options to purchase an aggregate of 50,000 shares of iSatori, common stock at an exercise price equal to $2.25 to Chad Buckendahl, a marketing consultant, in consideration for services rendered.  The option vests as follows: (a) 16,666 on November 30, 2013; (b) 16,666 on November 30, 2014; and (c) 16,1667 on November 30, 2015.  The options expire on November 30, 2022. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ISATORI, INC.

By:	/s/ Stephen Adelé
Stephen Adelé
Chief Executive Officer

By:	/s/ Michael Wilemon
Michael Wilemon
Chief Financial Officer

May 15, 2013