Form 10-Q
period 2013-06-30
iSatori, Inc.
filed 2013-08-14
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 3013

or

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

☒12,879,037 shares of common stock, $0.01 par value per share, were outstanding as of August 14, 2013.

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

Condensed Consolidated Financial Statements and

Related Footnotes

June 30, 2013 and 2012

iSatori, Inc.

iSatori, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,402,908	$1,655,453
Investments	0	965,886
Accounts receivable
Trade, net of allowance for doubtful accounts	1,345,304	1,240,736
Income tax receivable	102,452	102,452
Note receivable - current portion	9,613	9,850
Inventories	1,692,232	1,292,105
Assets held for sale	62,170	29,338
Deferred tax asset, net	131,824	119,032
Prepaid expenses	297,183	156,431
Total current assets	6,043,686	5,571,283

Property and equipment:
Leasehold improvements	9,458	0
Furniture and fixtures	104,615	56,680
Office equipment	65,901	36,600
Computer equipment	341,923	323,648
Dies and cylinders	49,422	49,422
Less accumulated depreciation	(380,418)	(333,388)

Net property and equipment	190,901	132,962

Note Receivable – net of current portion	81,714	81,714

Other assets:
Deferred tax asset, net	249,427	97,844
Deposits and other assets	59,190	42,956
Debt Issuance Costs	625	4,375
Total other assets	309,242	145,175
Total assets	$6,625,543	$5,931,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$671,365	$518,150
Accrued expenses	286,939	242,301
Deferred Revenues	396,451	0
Line of credit	1,173,155	1,173,155
Current portion of vendor payables	0	0
Notes payable	22,760	0
Total current liabilities	2,550,670	1,933,606

Long-term liabilities
Derivative liability	726,996	701,852
Total long-term liabilities	726,996	701,852

Commitments and contingencies (Notes 1,2 and 3)

Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 12,871,560 shares issued and outstanding	128,717	126,228
Additional paid-in capital	4,522,679	4,343,069
Accumulated deficit	(1,303,744)	(1,173,846)
Total stockholders’ equity	3,347,877	3,295,676
Total liabilities and stockholders' equity	$6,625,543	$5,931,134

The accompanying notes are an integral part of these condensed consolidated financial statements

iSatori, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2013	2012	2013	2012
Revenues:
Product revenue (net of returns and discounts)	$2,240,574	$2,177,758	$4,444,430	$4,617,192
Royalty revenue	33,813	30,085	66,524	60,666
Other revenue	5,541	17,985	25,341	41,713
Total revenue	2,279,928	2,225,828	4,536,295	4,719,571

Cost of sales	957,452	881,571	2,002,566	1,832,599
Gross profit	1,322,476	1,344,257	2,533,729	2,886,972

Operating expenses:
Selling and marketing	295,023	418,349	611,199	886,055
Salaries and labor related expenses	511,006	547,137	1,045,334	1,027,673
Administration	452,711	365,725	869,158	645,520
Depreciation and amortization	27,339	17,916	52,355	35,745
Total operating expenses	1,286,079	1,349,127	2,578,046	2,594,993

Income (loss) from operations	36,397	(4,870)	(44,317)	291,979

Gain on sale of product lines	0	0	0	499,525
Other expense	(77,518)	(15,418)	(201,877)	(31,497)
Financing expense	(8,572)	(237,523)	(55,333)	(288,126)
Interest expense	(11,433)	(136,462)	(12,585)	(198,551)

Income (loss) before income taxes	(61,126)	(394,273)	(314,112)	273,330

Income tax benefit/(expense)	194,348	142,434	184,214	(112,300)

Net income (loss)	$133,222	$(251,839)	$(129,898)	$161,030

Net income (loss) per common share:
Basic	$0.01	$(0.02)	$(0.01)	$0.01
Diluted	$0.01	$(0.02)	$(0.01)	$0.01

Weighted average shares outstanding:
Basic	12,686,928	12,622,756	12,654,842	12,622,756
Diluted	13,834,586	12,622,756	12,654,842	13,603,986

The accompanying notes are an integral part of these condensed consolidated financial statements

iSatori, Inc.

Condensed Consolidated Statement of Cash Flow

(Unaudited)

	For the Six Months Ended
	June 30	June 30
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(129,898)	$161,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,355	35,745
Amortization of debt discount	0	50,452
Amortization of debt issuance costs	3,750	155,992
Stock compensation Expense	127,364	86,139
Change in the fair value of derivative instruments	112,899	29,996
Benefit from deferred income taxes	(197,729)	0
Gain from the sale of Product Line	0	(499,525)
Change in assets and liabilities:
Accounts receivable	(104,568)	(160,803)
Notes receivable	237	2,672
Inventories	(400,127)	(160,633)
Prepaid expenses	(140,752)	(73,118)
Deposits and other assets	(21,559)	345,950
Accounts payable	153,215	(146,510)
Accrued expenses	44,638	117,038
Deferred Revenues	396,451	0
Income taxes	0	100,641
Net cash provided by (used in) operating activities	(103,724)	45,066

Cash flows from investing activities:
Purchase of property and equipment	(104,969)	(52,814)
Proceeds from the sale of Product Line	0	500,000
Change in marketable securities	(59,751)	(14,669)
Proceeds for the sale of marketable securities	26,919	0
Redemption of investments	965,886	0
Net cash provided by investing activities	828,085	432,517

Cash flows from financing activities:
Proceeds from notes payable	25,101	0
Payment of notes payable	(2,341)	(766,807)
Payment of vendor notes	0	(1,000)
Proceeds from line of credit	0	3,678,456
Repayment of line of credit	0	(3,640,017)
Proceeds from the exercise of warrants	334	0
Deferred offering costs	0	(767,507)
Cash Acquired in Merger	0	4,498,430
Distributions to shareholder	0	(364,406)
Net cash provided by financing activities	23,094	2,637,149

Net increase in cash	747,455	3,114,732

Cash and cash equivalents, beginning of period	1,655,453	364,608
Cash and cash equivalents, end of period	$2,402,908	$3,479,340

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	24,281	199,131
Non-cash transactions:
Conversion of notes payable to Common Stock	0	250,000
Decrease in warrant derivative liability due to warrant exercise	87,755	0
Decrease in deferred tax asset due to warrant exercise	33,355	0
Cashless exercise of options	600	0
Cashless exercise of warrants	1,555	0

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ended December 31, 2012, and are unaudited. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2012. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S.GAAP”) with respect to annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to the presentation used in 2013. Such reclassification had no effect on net income.

Financial Instruments

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Accordingly, cash and cash equivalents consist of petty cash, checking accounts and money market funds.

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

The Company invested $960 thousand in this fund. As of December 31, 2012, the Company realized a net asset value gain of approximately $6 thousand. The total portfolio of the Company had a stated value therefore of $966 thousand.  This investment account was closed on February 22, 2013.  The Company realized an additional $7 thousand in net asset value gain up to the time the account was closed.

At June 30, 2013 and December 31, 2012, the financial instruments of the Company consisted principally of cash and cash equivalents, investments, receivables, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,402,908	$2,402,908	$1,655,453	$1,655,453
Investments	$0	$0	$965,886	$965,886
Receivables	$1,345,304	$1,345,304	$1,240,736	$1,240,736
Accounts Payable	$671,365	$671,365	$518,150	$518,150
Derivative Liability	$726,996	$726,996	$701,852	$701,852

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 10-60 days from the invoice date. Accounts are considered delinquent when outstanding for more than 7 days past due date. The Company does not have a policy of accruing interest on past due accounts. Payments on trade receivables are applied as instructed per the customer, or to the earliest unpaid invoices. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on management’s historical collection experience, adverse situations that may affect the customer’s ability to repay, and prevailing economic conditions.  Specific accounts deemed uncollectible are written off periodically with subsequent receipts on previously written off accounts credited to bad debt expense.  The allowance for doubtful accounts is $0 for the periods ended June 30, 2013 and December 31, 2012, respectively. Receivables at each of the below respective periods consisted of the following:

	June 30, 2013		December 31, 2012
Trade Receivables		$1,047,961		$898,009
Other		$297,343		$342,727
Allowance for doubtful accounts	$	<0>	$	<0>
Totals		$1,345,304		$1,240,736

In addition, the Company has recorded an allowance for customer returns in the amount of approximately $47,000at June 30, 2013 and $68,000at December 31, 2012in accrued expenses.

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	June 30, 2013	December 31, 2012
Labels and packaging	$145,903	$129,640
Raw Materials	$92,818	$-
Finished goods	$1,453,511	$1,162,465
Totals	$1,692,232	$1,292,105

Notes Receivable

The Predecessor Company disposed of a dormant product line of vitamins in December 2010. As part of the consideration in this divestiture, the Company received from the purchaser of this product line an unsecured note in the amount of $170,000. The original note was due to be repaid on or before March 2014, where interest accrued principally at an annual rate of 5%, based upon the initial $170,000 principal and was payable monthly. As of March 31, 2013, the note was novated and a new promissory note was issued to reflect a modification in the payment terms, which includes no interest. The total amount to be repaid is the open principal amount of $117,305 at June 30, 2013 with no interest, and is due to be repaid on or before May 1, 2017.An allowance in the amount of $25,978 has been recorded against the aforementioned balance.

Revenue Recognition

The Company operates predominantly as a distributor of its dietary supplement products through traditional large retailers and electronic intermediaries. Revenue from product sales is recognized upon transfer of title of the Company’s product to its customers. Net sales represent product sales less actual returns, allowances, discounts, and promotions. Sales to direct customers have an unconditional money back guarantee for thirty to sixty days after the date of purchase. Sales to several of the retail customers carry a “Sale or Return” Purchase agreement per contract, where if minimum sales thresholds are not met within required timeframe, the inventory will be returned to the Company for full credit.  Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, allowances, discounts, and coupons were $293,498 and $435,074 for the three month period ending June 30, 2013 and 2012, respectively. Returns, allowances, discounts, and coupons were $1,008,528 and $791,684 for the six month period ending June 30, 2013 and 2012, respectively.

In addition, the Company provides allowances for sales returns based upon estimated and known returns.  Product returns are recorded as a reduction of net revenues and as a reduction of the accounts receivable balance.

The Company has recorded $396,451 in deferred revenue as a liability pertaining to inventory sold under consignment terms, but has been paid for by the customer.

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

Leases

The Company leases its headquarters facility, comprising approximately 7,120 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense for the three month period ended June 30, 2013 was $20,716 and $14,240 for 2012. The total rent expense for the six month period ended June 30, 2013 was $41,432 and $28,480 for 2012. The lease expired on September, 30, 2012, and a new lease was signed on November 1, 2012 for a term of four years and three months, which included the expansion of the lease space to a total of 10,044 square feet to accommodate growth. The Company assumed the new addition in February of 2013. Future payments under the newly signed lease (with the expanded area)are $296,926.The Company also leases miscellaneous office and warehouse equipment. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable.

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

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print and television when the advertisement has been broadcast or otherwise distributed.  The Company records website costs related to its direct-to-consumer advertisements in accordance with FASB ASC 340-20 “Capitalized Advertising Costs”. In accordance with FASB ASC 340-20, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisements to probable future revenue. As of June 30, 2013 and December 31, 2012, the Company had deferred $16,345 and $3,641 respectively, related to such advertising costs. This amount is included in Deposits and other assets and is being amortized over a one year period. For the three month period ended June 30, 2013 and 2012, marketing expenses totaled $178,720and $244,525, respectively. For the six month period ended June 30, 2013 and 2012, marketing expenses totaled $324,930 and $551,055, respectively.

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs of $28,701and $8,642for the three month period ended June 30, 2013 and 2012, respectively, are included in selling and marketing expense. Research and development costs of $88,514 and $12,790 for the six month period ended June 30, 2013 and 2012, respectively, are included in selling and marketing expense.

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

Customers whose revenue balance exceeds 10% of the account balance are disclosed below with corresponding accounts receivable balance outstanding at June 30, 2013 and 2012, respectively:

	June 30, 2013		June 30, 2012
Customer	% of Revenues	A/R balance	% of Revenues	A/R balance
A	26.7%	28.3%	36.5%	45.8%
B	15.9%	20.6%	9.8%	15.0%
C	13.9%	6.9%	15.2%	8.9%

Vendors whose purchase balance exceeds 10% of the inventory purchases are disclosed below with corresponding accounts payable balance outstanding at June 30, 2013 and 2012, respectively:

	June 30, 2013		June 30, 2012
Vendor	% of Purchases	A/P balance	% of Purchases	A/P balance
A	67.9%	67.9%	43.1%	50.5%
B	10.0%	0.1%	14.6%	7.4%

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

Note 2 – Contingencies

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

Arya Tabibnia brought a class action complaint against the Company which was filed on August 6, 2012 in the United States District Court for the Southern District of California (the “Tabibnia Action”), claiming the Company’s sale of its hCG Activator natural hCG alternative (the “Product”) violated the California Consumer Legal Remedies Act and certain other provisions of California state law.  The Company also received letters from GNC, Corp. and Vitamin Shoppe, Inc., demanding the Company indemnify them pursuant to their respective vendor agreements.  The Company is contractually obligated to indemnify both GNC, Corp. and Vitamin Shoppe, Inc. and will fulfill those responsibilities.  The Company entered into mediation with the Plaintiff and has reached a settlement with prejudice in this lawsuit.  The Company is currently awaiting the final dismissal order from the Court.

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

Note 4 – Income Taxes

For the three months ended June 30, 2013 and 2012, the Company recognized income tax benefit of $194,348 and $142,434, respectively. For the six months ended June 30, 2013 and 2012, the Company recognized income tax benefit of $184,214 and expense of $112,300, respectively.

At June 30, 2013 management believes there are no uncertain tax liabilities.

Note 5 – Stockholders’ Equity

At June 30, 2013, there were 12,871,560 shares of common stock, par value $.01 per share, outstanding for the Company.

Effective February 16, 2012, the Company issued options to purchase 1,233,129 shares of the Company’s common stock to eight management employees with an initial exercise price of $0.38 per share and which contain various vesting schedules and expiration dates. Upon completion of the Merger, the total number of options to purchase such shares was reduced to 823,757 and the per share exercise price was correspondingly adjusted to $0.573 per share in accordance with the terms of the Merger Agreement. On May 31, 2013, one of the aforementioned options were exercised using a cashless exercise method based on the closing share price on that date. A total of 111,731 shares were issued.

Effective February 16, 2012, in connection with the $250,000 Convertible Promissory Note dated October 15, 2010 between the Company and James and Kristin Black, the Company exchanged 493,252 Common Shares of stock for the cancellation of the Note Payable. In accordance with the terms of the Merger, the total number of shares was reduced to 329,502.

Warrant Grants

As of June 30, 2013, there were common stock warrants outstanding to purchase aggregate shares of common stock pursuant to the warrant grants described below. On November 1, 2010, the Company issued warrants to purchase 150,000 shares of the common stock of the Company to Transition Partners, Limited with a an indeterminable exercise price per share in connection with a consulting services agreement. These warrants were subject to a conditional vesting schedule, in one-third increments.  As of December 31, 2010, the first 50,000 of these warrants were fully vested and were due to expire on November 1, 2013. On June 17, 2011, the second 50,000 of these warrants were fully vested and due to expire on November 1, 2013. On April 6, 2012 the third 50,000 of these warrants were fully vested and were due to expire on November 1, 2013. Upon completion of and in accordance with the terms of the Merger, the total number of warrants to purchase such shares was reduced to 123,563 and the per share exercise price was fixed at $0.57 per share. In addition, the expiration of the warrants was extended to July 31, 2015.These warrants were exercised in two installments on May 29, and June 20, 2013, using a cashless exercise method based on the closing share price on that date, resulting in the issuance of 103,762 shares of common stock.

On June 17, 2011 the Company also issued warrants to purchase 50,000 shares of the common stock of the Company to AVIDBank Corporate Finance, a division of AVIDBank, with an exercise price equal to one-hundredth of a dollar in connection with the $1.0 million revolving line of credit arrangement (See Note 8, Revolving Lines of Credit and Related Interest).  These warrants are fully vested and expire on June 17, 2016. Upon completion of the Merger, the total number of warrants to purchase such shares was reduced to 33,401 and the per share exercise price remained the same. These warrants were exercised in full on June 28, 2013, and 33,401 shares of common stock were issued to AVIDBank.

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

Made effective January 1, 2013, the Company entered into a one year agreement, subject to quarterly cancellation at the Company’s sole discretion, with Microcap Headlines, Inc.  In connection with this agreement, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $2.25 per share.  These warrants were subject to conditional vesting schedule in one-fourth (quarterly) increments, subject to the Company’s sole discretion. The first increment was granted and fully vested on January 1, 2013, the second increment was granted and fully vested on April 1, 2013, and the third increment was granted and fully vested on July 1, 2013. All vested warrants expire on January 1, 2018.

Option Grants

On September 6, 2012, the Company entered into a one year investor relations consulting contract with RJ Falkner & Company, Inc (“RJ Falkner”), which includes a grant to R. Jerry Falkner, the owner of RJ Falkner, as an individual, a five year option to purchase 125,000 of share of common stock and an exercise price of $2.25 per share. These options were subject to a conditional vesting schedule, in one-fourth increments.  The first installment vested and became exercisable upon execution of the consulting contract on September 6, 2012.  The second installment upon the publication of the first “Research Profile” report, which was completed November 30, 2012,  The third installment vested on February 28, 2013, 90 days following the publication of the aforementioned report, and the fourth installments will vest 180 days following the publication of the report. As of June 30, 2013, all four increments were fully vested and are due to expire on September 5, 2017.

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

In developing a fair value for the Avid warrant at June 28, 2013, the Company used a stock value of  $2.64 per share, which represents a discount of 24% from the quoted stock price.  This reduction was based on the application of a Discount for Lack of Marketability. The Company, in developing a fair value for the Breakwater warrant obligation at June 30, 2013, used a quoted stock value of $1.73 per share, which represents a discount of 50% from the closing stock price.  This reduction was based on the application of a discount for lack of liquidity. In developing a fair value for the Microcap option at April 1, 2013, the Company used a current stock value of  $2.93 per share and for the RJ Falkner warrant obligation at May 29, 2013, used a current stock price of $2.66, both which represents a discount of 24% from the quoted stock price for lack of marketability.  Other assumptions used in the above valuations include (a) risk-free interest rate of 0.36-1.41% based on duration, (b) weighted average expected terms ranging from 3.05 to 4.75 years; (c) weighted average expected stock volatility of 45.95 % and (e) expected dividends of 0%.   These valuations resulted in an expense of $10,641 in the Statement of Operations for the three month period ended June 30, 2013. These valuations resulted in an expense of $240,262in the Statement of Operations for the six month period ended June 30, 2013. In addition, $87,755 was reclassified to additional paid in capital from derivative liability due to the exercise of the AVIDBank warrant.

Note 6 – CONVERTIBLE PREFERRED STOCK

In connection with the Merger, the Company assumed into its capital structure the convertible stock originally issued by Integrated. Accordingly, at June 30, 2013, the Company’s convertible preferred stock, $0.01 par value per share, consisted of the following:

	Par Value	Shares Outstanding	Liquidation Preference
Series A $20	$95	9,500	$190,000
Series D $20	130	13,000	260,000
	$225	22,500	$450,000

Series A $20 Convertible Preferred Stock. At June 30, 2013, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into the equivalent of one-fifth (1/5th) of a share of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 consecutive trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into the equivalent of one-fifth (1/5th) of a share of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution. In the event the Company enters into any consolidation, merger or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or other securities, each share of Series A Preferred will at the same time be similarly exchanged or changed into such consideration as is equal to four times the amount of consideration to be received for each share of common stock.

Series D $20 Convertible Preferred Stock. At June 30, 2013 the Company had 13,000 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive, out of funds of the Company legally available, dividends at the annual rate of $1.80 per annum per share.

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

Note 7 – Revolving Line of Credit and Related Interest

The Company entered into a Credit Agreement with Colorado Business Bank West of Denver, Colorado (the “Credit Agreement”) on July 16, 2012, and in connection with the entrance into the New Credit Agreement, terminated its commitments under its existing credit agreement with Avidbank Corporate Finance, a division of AvidBank.  Borrowings under the New Credit Agreement will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. For the year ended December 31, 2012, the Company failed to meet its Minimum Tangible Net Equity Covenant for the month of December, 2012.  The Company received an accommodation from Colorado Business Bank in the form of a waiver for the fiscal year ended December 31, 2012. Additionally, Colorado Business Bank agreed to modify the affirmative covenant of minimum tangible equity capital to not less than $2,500,000 through the end of the agreement in July 2013. The loan is currently classified as a current liability.

The Credit Agreement provides a revolving commitment to the Company of $1,500,000, which increased the Company’s previous borrowing capacity by fifty percent.  Amounts outstanding under the New Credit Agreement will be reflected in a promissory note with a principal balance of $1,500,000 and a maturity date of July 16, 2013 (the “Promissory Note”).  The principal balance on the Promissory Note will note bear interest at the one month USD LIBOR rate measured not more often than once per month (the “Index”).  Interest on any unpaid balance under the promissory note will bear interest at the Index plus 3.750% with a minimum interest rate of 4.000% per annum. The outstanding balance as of June 30, 2013 is $1,173,155.

On July 16, 2013, the Credit Agreement was extended for a 90-day period, maturing October 16, 2013, where the terms remain the same as described above.

Note 8 – Fair Value Measurements and Disclosures

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

For the purposes of marketable securities where there is a an active market, the Company uses the quoted prices available for the identical asset or liability.  As of June 30, 2013, the Company had $62,170 in assets held for sale valued using the Level 1 mark-to-market approach. As of December 31, 2012, the Company had $965,886 in a highly liquid investment account and $29,338 assets held for sale valued using the Level 1 mark-to-market approach.

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

The following table represents the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2013				December 31, 2012
	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3

Warrant Derivative Liability	$0	$		$726,996	$0	$		$701,852
Beginning of Period	-		-	701,852	-		-	92,606
Additions	-		-	-	-		-	-
Deletions	-		-	(87,755)	-		-	-
Revisions	-		-	112,899	-		-	609,246
End of Period	$0	$		$726,996	$0	$		$701,852

Note 9 – Subsequent Events

As mentioned in Note 8- Revolving Line of Credit and Related Interest, on July 16, 2013 the Company extended its Credit Arrangement with Colorado Business Bank for a 90-day period, maturing October 16, 2013, where the terms remain the same.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of the financial results and condition of iSatori, Inc. (collectively, “we,” “us,” “our,” “iSatori” or the “Company”) for the six-month period ended June 30, 2013 should be read in conjunction with our 2012 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See Cautionary Note Regarding Forward-Looking Statements.

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

iSatori currently employs 21 full-time, two part-time and one contract employees. Additionally, from time to time, iSatori utilizes the contracted services of temporary employees, call-centers, fulfillment, and manufacturing.

Recent Developments

Since March 31, 2013, iSatori launched new product Bio-Gro™  Protein Synthesis Amplifier, powered by Bio-Pro Bio-Active Peptides™.   In May, the initial stocking order and subsequent fill-in orders of its newly repackaged energy tablet product, Energize™ was shipped to Walmart, the largest Fortune 500 company and the world's largestretailer. To support the success of Energize, the Company is airing a national TV campaign on a number of prominent stations, including Comedy Central, DIY, The Travel Channel, and ESPN News.

The Company launched its new website, biogeneticlabs.com, in June, to sell directly to the consumer the Biogenetic Laboratories line of leading weight-loss supplements, which are also sold in specially retailers, such as GNC and Vitamin Shoppe, and online retailers.

On April 30, 2013, the Company filed an S-1 registration statement with the U.S. Securities and Exchange Commission covering 12.4 million shares of its common stock. The majority of these shares have been outstanding and were previously issued in connection with the Company's merger (the "Merger") with and into Integrated Security Systems, Inc. on April 5, 2012. Such shares are being registered pursuant to an investor rights agreement entered into in connection with the Merger. The shares being registered include shares owned by the Company's founder and CEO, Stephen Adele (approximately 6.4 million), as well as other shares and shares underlying various derivative instruments held by early Company investors. Notice of Effectiveness was given on June 27, 2013.

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

On June 27th, the Company held its annual shareholder meeting in connection with proxy materials circulated to holders of record as of the close of business on June 5, 2013. The results are as follows; The following incumbent directors were reelected for one-year terms: Stephen Adele, Russell Cleveland, Robert Galecke, Bradford Morgan, and Todd Ordal. In addition, on a non-binding advisory vote, the compensation paid to the Company's named executive officers was approved. In addition, the iSatori 2012 Equity Incentive Plan was approved. Finally, shareholders approved the Company's recommended amendment to its certificate of incorporation. Such amendment will permit the Company's shareholders to take action by written consent in lieu of a meeting if the written consent is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

Results of Operations

Comparison of the Three Months ended June 30, 2013 and 2012

Revenues

Our consolidated net revenues increased approximately $54thousand or 2.4% to $2.28million for the three months ended June 30, 2013 compared to $2.23 million for the same period in 2012.  While gross revenues decreased 3% to $2.53 million compared to $2.61 million, adjustments to revenues (for retailer advertising discounts, returns, promotional credits and coupons) decreased approximately 33% to $293 thousand for the three month period ended June 30, 2013 compared to $435 thousand for the same period in 2012.  This can be attributed to a shift in customer concentration and the programs and guarantees associated with them.

Cost of Sales

Cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased approximately 8.6% to$957 thousand for the three month period ended June 30, 2013 compared to $882 thousand for the same period in 2012. However, cost of sales as a percentage of net product revenue increased only 2%, to 42.7% for the three month period ended June 30, 2013 compared to 40.5% for the same period in 2012. This slight increase can be attributed to the shift in the concentration of revenues to customers and their corresponding margins, and the growth in mass market retailers between the two comparative periods.

Operating Expenses

Selling and Marketing

Selling and marketing expenses decreased by $123thousand or -29.5% to approximately $295thousand for the three months ended June 30, 2013, compared to approximately $418thousandfor the same period in 2012. This decrease can be attributed to a reduction in both cost per customer acquisition and print marketing, along with a reduction in certain promotions held at the retail level.  These cost reductions are slightly offset by an increase in expense associated with a clinical trial commissioned in 2013.

Salaries and Labor Related Expenses

Salaries and labor related expenses decreased $36thousand or 6.6% to $511 thousand for the three month period ended June 30, 2013 compared to $547thousand for the same period in 2012.The 2012 period included a severance payout of $29 thousand as established in the Merger Agreement, along with an accrual for $71 thousand for a future payment as approved by the Board of Directors, which was later reversed during the third quarter. The lack of these expenses in 2013 is offset by the addition of personnel and minor salary increases.

Administration

Administrative expenses increased approximately $87thousand or 23.8% to $453thousand for the three months ended June 30, 2013 compared to $366 thousand for the same period in 2012.  The increase in expenses includes costs related the valuation of the warrants and options issued coupled with increased occupancy expense assumed with the expansion of the leased office space.

Depreciation and Amortization

Depreciation and amortization expense increased $9 thousand or 52.6% to $27 thousand for the three months ended June 30, 2013compared to $18for the same period in 2012.  This can be attributed to the addition of various assets accumulated over the prior year.

Other Expense

Other expense was $78 thousand for the three months ended June 30, 2013 compared to$15 thousand for the same period in 2012.  The 2013 balance consists of income of $65thousand related to the change in the value of derivative instruments and $7 thousand in miscellaneous income, offset by $150 thousand in expense related to a contingent liability. The 2012 balance includes expense of $30thousand related to the change in the value of derivative instruments and $15 thousand in miscellaneous income.

Financing Expenses

Financing expenses decreased approximately $229 thousand or 96.4% to $9 thousand for the three months ended June 30, 2013 compared to $238 thousand for the same period in 2012.  The 2012 expense is related to the payoff per the Merger Agreement of the subordinated Mezzanine Loan.

Interest Expense

Net interest expense of $11 thousand was recognized for the three months ended June 30, 2013 compared to $142thousandfor the same period in 2012.  The 2012 expense is related to the payoff per the Merger Agreement of the subordinated Mezzanine Loan.

Loss before income taxes

As a result of the foregoing, loss before income taxes was $61thousand, for the three months ended June 30, 2013, compared to $394 thousand for the same period in 2012.

Income Tax Benefit/(Expense)

Income tax benefit of $194 thousand was realized for the three months ended June 30, 2013 compared to benefit of $142 thousand for the same period in 2012.  The benefit for 2013 is related to a favorable change in the net deferred tax asset offset by the foreign tax paid on royalty income received by the Company. The 2012 benefit includes the aforementioned foreign tax paid coupled with a favorable adjustment to the income taxes accrual based on the pretax loss incurred during the three month period.

Net Income/(loss)

As a result of the foregoing, net income was $133 thousand for the three months ended June 30, 2013 compared to a net loss of $252 thousand for the same period in 2012.

Comparison of the Six Months ended June 30, 2013 and 2012

Revenues

Our consolidated net revenues decreased approximately $183 thousand or 3.9% to $4.54 million for the six months ended June 30, 2013 compared to $4.72 million for the same period in 2012.  Gross revenues increased less than 1% to $5.45 million compared to $5.41 million, adjustments to revenues (for retailer advertising discounts, returns, promotional credits and coupons) increased approximately 27.4% to $1 million for the six month period ended June 30, 2013 compared to $792 thousand for the same period in 2012. The majority of this increase can be attributed to “register rebate” coupon program associated with the Company’s entrance in into the mass market retailer, Walgreens for its Energize product.

Cost of Sales

Cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased approximately 9.3% to $2 million for the six month period ended June 30, 2013 compared to $1.83 million for the same period in 2012. However, cost of sales as a percentage of net product revenue increased 5.0%, to 45.1% for the six month period ended June 30, 2013 compared to 39.7% for the same period in 2012. This increase can be attributed to the shift in the concentration of revenues to customers and their corresponding margins, and the growth in mass market retailers between the two comparative periods.

Operating Expenses

Selling and Marketing

Selling and marketing expenses decreased by $275 thousand or -31.0% to approximately $611 thousand for the six months ended June 30, 2013 compared to approximately $886 thousand for the same period in 2012. This decrease can be attributed to a reduction in both cost per customer acquisition and print marketing, along with a reduction in certain promotions held at the retail level.  These cost reductions are offset by an increase in expense associated with a clinical trial commissioned in 2013.

Salaries and Labor Related Expenses

Salaries and labor related expenses increased $18 thousand or 1.7% to $1.05 million for the six month period ended June 30, 2013 compared to $1.03 million for the same period in 2012. The 2012 period included a severance payout of $29 thousand as established in the Merger Agreement, along with an accrual for $71 thousand for a future payment as approved by the Board of Directors, which was later reversed during the third quarter. The lack of these expenses in 2013 is offset by the addition of several key personnel and minor salary increases.

Administration

Administrative expenses increased approximately $224 thousand or 34.6% to $869 thousand for the six months ended June 30, 2013 compared to $646 thousand for the same period in 2012.  The increase in expenses includes costs related the valuation of the warrants and options issued coupled with increased occupancy expense assumed with the expansion of the leased office space.

Depreciation and Amortization

Depreciation and Amortization expense increased $17 thousand or 46.5% to $52 thousand for the six months ended June 30, 2013 compared to $36thousand for the same period in 2012.  This can be attributed to the addition of various assets accumulated over the prior year.

Gain on the sale of a product line

As mentioned in Note 2 - Sale of Product Line in the financial statements, the Company recognized a $500 thousand gain when the sale of dormant children’s vitamin product line was sold to an unrelated third party.  The sale was consummated in January 2012.

Other Expense

Other expense was $202thousand for the six months ended June 30, 2013, compared to $31 thousand for the same period in 2012.  The 2013 balance consists of expense of $113 thousand related to the change in the value of derivative instruments and $150 thousand in expense related to a contingent liability, offset by $61 thousand in miscellaneous income. The 2012 balance includes expense of $48 thousand related to the change in the value of derivative instruments and $15thousand in miscellaneous income.

Financing Expenses

Financing expenses decreased approximately $233 thousand or 80.8% to $55 thousand for the six months ended June 30, 2013 compared to $288 thousand for the same period in 2012.  The 2012 expense is related to the payoff per the Merger Agreement of the subordinated Mezzanine Loan.

Interest Expense

Net interest expense decreased approximately $186 thousand or 93.7% to $13 thousand for the six months ended June 30, 2013 compared to $199 thousand for the same period in 2012.  The 2012 expense is related to the payoff per the Merger Agreement of the subordinated Mezzanine Loan.

Income/(loss) before income taxes

As a result of the foregoing, loss before income taxes was $314thousand for the six months ended June 30, 2013, compared to income of $273 thousand for the same period in 2012.

Income Tax Benefit/(Expense)

Income tax benefit of $184 thousand was realized for the six months ended June 30, 2013 compared to expense of $112 thousand for the same period in 2012.  The benefit for 2013 is related to a favorable change in the net deferred tax asset offset by the nominal foreign tax paid on royalty income received by the Company and a final federal payment on previous year taxes. The 2012 expense includes the aforementioned foreign tax paid coupled with an income tax accrual based on the pretax income incurred during the six month period.

Net Income/(loss)

As a result of the foregoing, the net loss was $130 thousand for the six months ended June 30, 2013 compared to net income of $161 thousand for the same period in 2012.

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

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was $2.4 million at June 30, 2012, compared with $1.66 million at December 31, 2012.

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

Credit Arrangements as of June 30, 2013

As of June 30, 2013, iSatori had outstanding credit indebtedness of $1,195,915, which consisted of $1,173,155 outstanding under the $1.5 million revolving  line of credit and $22,760 for a loan on a piece of motorized warehouse equipment.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

Contractual Obligations

iSatori has no contractual obligations.

ITEM 3.

QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Our management, with the participation of Stephen Adelé, our Chief Executive Officer, and Michael Wilemon, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.

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

Except as described above, there has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2013, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Arya Tabibnia brought a class action complaint against the Company which was filed on August 6, 2012 in the United States District Court for the Southern District of California (the “Tabibnia Action”), claiming the Company’s sale of its hCG Activator natural hCG alternative (the “Product”) violated the California Consumer Legal Remedies Act and certain other provisions of California state law.  The Company also received letters from GNC, Corp. and Vitamin Shoppe, Inc., demanding the Company indemnify them pursuant to their respective vendor agreements.  The Company is contractually obligated to indemnify both GNC, Corp. and Vitamin Shoppe, Inc. and will fulfill those responsibilities.  The Company entered into mediation with the Plaintiff and has reached a settlement with prejudice in this lawsuit.  The Company is currently awaiting the final dismissal order from the Court.

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

On December 21, 2012, the Company issued a five-year warrant to purchase 25,000 shares of iSatori, common stock at an exercise price equal to $2.25 to Microcap Headlines, Inc., a marketing consultant, in consideration for services rendered.  A second five-year warrant to purchase 25,000 shares of iSatori, common stock at an exercise price equal to $2.25 was issued to Microcap Headlines, Inc on April 1, 2013. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit

10	Change in Terms Agreement with Colorado Business Bank
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Chief Financial Officer*
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

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

August 14, 2013