Form 10-Q
period 2013-09-30
iSatori, Inc.
filed 2013-11-08
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 3013

or

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

12,878,947 shares of common stock, $0.01 par value per share, were outstanding as of November 7, 2013.

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

PART 1

ITEM 1.    FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements and Related Footnotes

September 30, 2013 and 2012

iSatori, Inc.

iSatori, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,040,139	$1,655,453
Investments	-	965,886
Accounts receivable
Trade, net of allowance for doubtful accounts	1,958,755	1,240,736
Income tax receivable	102,452	102,452
Note receivable - current portion	10,916	9,850
Inventories	1,624,918	1,292,105
Assets held for sale	112,210	29,338
Deferred tax asset, net	60,726	119,032
Prepaid expenses	737,767	156,431
Total current assets	5,647,883	5,571,283

Property and equipment:
Leasehold improvements	11,485	-
Furniture and fixtures	115,517	56,680
Office equipment	65,901	36,600
Computer equipment	341,923	323,648
Dies and cylinders	49,422	49,422
Less accumulated depreciation	(396,165)	(333,388)

Net property and equipment	188,083	132,962

Note receivable – net of current portion	81,714	81,714

Other assets:
Deferred tax asset, net	251,331	97,844
Deposits and other assets	53,212	42,956
Debt issuance costs	-	4,375
Total other assets	304,543	145,175
Total assets	$6,222,223	$5,931,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$1,109,893	$518,150
Accrued expenses	146,926	242,301
Deferred revenues	266,032	-
Line of credit	1,123,155	1,173,155
Notes payable	21,619	-
Total current liabilities	2,667,625	1,933,606

Long-term liabilities
Derivative liability	685,495	701,852
Total long-term liabilities	685,495	701,852

Commitments and contingencies (Notes 1,2 and 3)

Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 12,878,947 shares issued and outstanding	128,790	126,228
Additional paid-in capital	4,699,038	4,343,069
Accumulated deficit	(1,958,950)	(1,173,846)
Total stockholders’ equity	2,869,103	3,295,676
Total liabilities and stockholders' equity	$6,222,223	$5,931,134

The accompanying notes are an integral part of these condensed consolidated financial statements

iSatori, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2013	2012	2013	2012
Revenues:
Product revenue (net of returns and discounts)	$2,724,711	$2,341,140	$7,169,142	$6,958,331
Royalty revenue	25,237	22,439	91,761	83,105
Other revenue	9,391	93,389	34,732	135,103
Total revenue	2,759,339	2,456,968	7,295,635	7,176,539

Cost of sales	1,136,350	931,095	3,138,916	2,763,694
Gross profit	1,622,989	1,525,873	4,156,719	4,412,845

Operating expenses:
Selling and marketing	1,244,907	1,181,459	1,856,106	2,067,514
Salaries and labor related expenses	577,302	393,303	1,622,635	1,420,976
Administration	425,683	357,782	1,294,841	1,003,303
Depreciation and amortization	18,916	21,256	71,271	57,000
Total operating expenses	2,266,808	1,953,800	4,844,853	4,548,793

Loss from operations	(643,819)	(427,927)	(688,134)	(135,948)

Gain on sale of product lines	-	-	-	499,525
Other income (expense)	80,724	9,615	(121,153)	(21,883)
Financing expense	(7,889)	(91,277)	(63,223)	(379,403)
Interest expense	(10,615)	(6,934)	(23,200)	(205,485)

Loss before income taxes	(581,599)	(516,523)	(895,710)	(243,194)

Income tax benefit/(expense)	(73,608)	(2,244)	110,606	(114,543)

Net loss	$(655,207)	$(518,767)	$(785,104)	$(357,737)

Net loss per common share:
Basic	$(0.05)	$(0.04)	$(0.06)	$(0.03)
Diluted	$(0.05)	$(0.04)	$(0.06)	$(0.03)

Weighted average shares outstanding:
Basic	12,878,216	12,622,756	12,730,371	10,591,630
Diluted	12,878,216	12,622,756	12,730,371	10,591,630

The accompanying notes are an integral part of these condensed consolidated financial statements

iSatori, Inc.

Condensed Consolidated Statement of Cash Flow

(Unaudited)

	For the Nine Months Ended
	September 30	September 30
	2013	2012
Cash flows from operating activities:
Net loss	$(785,104)	$(357,735)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,203	57,000
Amortization of debt discount	-	50,452
Amortization of debt issuance costs	4,375	150,992
Stock compensation expense	303,797	88,595
Change in the fair value of derivative instruments	71,398	18,286
Change in marketable securities	(109,791)	(12,570)
Benefit from deferred income taxes	(128,536)
Gain from the sale of Product Line	-	(499,529)
Change in assets and liabilities:
Accounts receivable	(718,019)	(65,357)
Notes receivable	(1,066)	8,892
Inventories	(332,813)	(443,098)
Prepaid expenses	(581,336)	(47,979)
Deposits and other assets	(16,386)	351,412
Trade accounts payable	591,743	(160,980)
Accrued expenses	(95,375)	(22,479)
Deferred Revenues	266,032	-
Income taxes	-	54,841
Net cash used in operating activities	(1,460,878)	(829,257)

Cash flows from investing activities:
Purchase of property and equipment	(119,194)	(60,991)
Proceeds from the sale of Product Line	-	500,000
Proceeds for the sale of marketable securities	26,919	-
Redemption of investments	965,886	-
Net cash provided by investing activities	873,611	439,009

Cash flows from financing activities:
Proceeds from notes payable	25,101	-
Payment of notes payable	(3,482)	(766,807)
Payment of vendor notes	-	(1,000)
Proceeds from line of credit	-	4,547,857
Repayment of line of credit	(50,000)	(4,695,508)
Proceeds from the exercise of warrants	334	-
Deferred offering costs	-	(767,507)
Cash Acquired in Merger	-	4,498,430
Distributions to shareholder	-	(364,406)
Net cash (used in) provided by financing activities	(28,047)	2,451,059

Net increase (decrease) in cash	(615,314)	2,060,811

Cash and cash equivalents, beginning of period	1,655,453	364,608
Cash and cash equivalents, end of period	$1,040,139	$2,425,419

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	37,049	206,341
Non-cash transactions:
Conversion of notes payable to Common Stock	-	250,000
Decrease in warrant derivative liability due to warrant exercise	87,755	-
Decrease in deferred tax asset due to warrant exercise	33,355	-
Cashless exercise of options	600	-
Cashless exercise of warrants	1,555	-

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared in accordance with our accounting practices described in our audited consolidated financial statements for the year ended December 31, 2012, and are unaudited. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2012. The accompanying interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S.GAAP”) with respect to annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year. Certain prior year amounts have been reclassified to conform to the presentation used in 2013. Such reclassifications include moving Coupon expense from Selling and marketing expense to Product revenue (net of returns and discounts) and moving the income (expense) in the Change in the value of derivative instruments from Financing expense to Other income (expense).  These had no effect on net income.

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

At September 30, 2013 and December 31, 2012, the financial instruments of the Company consisted principally of cash and cash equivalents, investments, receivables, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,040,139	$1,040,139	$1,655,453	$1,655,453
Investments	$0	$0	$965,886	$965,886
Receivables	$1,958,755	$1,958,755	$1,240,736	$1,240,736
Accounts Payable	$1,109,982	$1,109,982	$518,150	$518,150
Derivative Liability	$685,495	$685,495	$701,852	$701,852

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 10-60 days from the invoice date. Accounts are considered delinquent when outstanding for more than 7 days past due date. The Company does not have a policy of accruing interest on past due accounts. Payments on trade receivables are applied as instructed per the customer, or to the earliest unpaid invoices. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on management’s historical collection experience, adverse situations that may affect the customer’s ability to repay, and prevailing economic conditions.  Specific accounts deemed uncollectible are written off periodically with subsequent receipts on previously written off accounts credited to bad debt expense.  The allowance for doubtful accounts is $0 for each of the periods ended September 30, 2013 and December 31, 2012. Receivables at each of the below respective periods consisted of the following:

	September 30, 2013		December 31, 2012
Trade Receivables		$1,864,016		$898,009
Other		$94,739		$342,727
Allowance for doubtful accounts	$	<0>	$	<0>
Totals		$1,958,755		$1,240,736

In addition, the Company has recorded an allowance for customer returns in the amount of approximately $47,000 at September 30, 2013 and $68,000 at December 31, 2012 in accrued expenses.

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	September 30, 2013	December 31, 2012
Labels and packaging	$191,267	$129,640
Raw Materials	$71,372	$0
Finished goods	$1,362,279	$1,162,465
Totals	$1,624,918	$1,292,105

Note Receivable

The Predecessor Company disposed of a dormant product line of vitamins in December, 2010. As part of the consideration in this divestiture, the Company received from the purchaser of this product line an unsecured note in the amount of $170,000. The original note was due to be repaid on or before March 2014, where interest accrued principally at an annual rate of 5%, based upon the initial $170,000 principal and was payable monthly. As of March 31, 2013, the note was novated and a new promissory note was issued to reflect a modification in the payment terms, which includes no interest. The total amount to be repaid is the open principal amount of $118,608 at September 30, 2013 with $0 interest, and is due to be repaid on or before May 1, 2017. An allowance in the amount of $25,978 has been recorded against the aforementioned balance.

Revenue Recognition

The Company operates predominantly as a distributor of its dietary supplement products through traditional large retailers and electronic intermediaries. Revenue from product sales is recognized upon transfer of title of the Company’s product to its customers. Net sales represent product sales less actual returns, allowances, discounts, and promotions. Sales to direct customers have an unconditional money back guarantee for thirty to sixty days after the date of purchase. Sales to several of the retail customers carry a “Sale or Return” Purchase agreement per contract, where if minimum sales thresholds are not met within required timeframe, the inventory will be returned to the Company for full credit.  Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, allowances and discounts, and coupons were $484,296 and $454,520 for the three month period ending September 30, 2013 and 2012, respectively. Returns, allowances, discounts, and coupons were $1,492,824 and $1,246,203 for the nine month period ending September 30, 2013 and 2012, respectively.

In addition, the Company provides allowances for sales returns based upon estimated and known returns.  Product returns are recorded as a reduction of net revenues and as a reduction of the accounts receivable balance.

The Company has recorded $266,032 as of September 30, 2013 in deferred revenue as a liability pertaining to inventory sold under consignment terms, but has been paid for by the customer.

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

Leases

The Company leases its headquarters facility, comprising approximately 7,120 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense for the three month period ended September 30, 2013 and 2012, was $20,716 and $14,240, respectively. The total rent expense for the nine month period ended September 30, 2013 and 2012 was $62,147 and $42,720, respectively. The lease expired on September, 30, 2012, and a new lease was signed on November 1, 2012 for a term of four years and three months, which included the expansion of the lease space to a total of 10,044 square feet to accommodate growth. The Company assumed the new addition in February of 2013. Future payments under the newly signed lease (with the expanded area)are $276,210. The Company also leases miscellaneous office and warehouse equipment. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable.

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

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print and television when the advertisement has been broadcast or otherwise distributed.  The Company records website costs related to its direct-to-consumer advertisements in accordance with FASB ASC 340-20 “Capitalized Advertising Costs”.  In accordance with FASB ASC 340-20, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisements to probable future revenue. As of September 30, 2013 and December 31, 2012, the Company had deferred $12,242 and $3,641 respectively, related to such advertising costs. This amount is included in Deposits and other assets and is being amortized over a one year period. For the three month period ended September 30, 2013 and 2012, marketing expenses totaled $1,005,858 and $1,040,914, respectively. For the nine month period ended September 30, 2013 and 2012, marketing expenses totaled $1,330,788 and $1,591,968, respectively.

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs of $68,071and $9,410for the three month period ended September 30, 2013 and 2012, respectively, and costs of $155,836 and $22,201 for the nine month period ended September 30, 2013 and 2012, respectively, are included in selling and marketing expense.

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

Customers whose revenue balance exceeds 10% of the account balance are disclosed below with corresponding accounts receivable balance outstanding at year end:

	September 30, 2013		September 30, 2012
Customer	% of Revenues	A/R balance	% of Revenues	A/R balance
A	31%	48%	30%	38%
B	14%	16%	11%	12%
C	11%	1%	15%	9%

Vendors whose purchase balance exceeds 10% of the inventory purchases are disclosed below with corresponding accounts payable balance outstanding at year end.

	September 30, 2013		September 30, 2012
Vendor	% of Purchases	A/P balance	% of Purchases	A/P balance
A	62%	43%	46%	42%
B	11%	0%	18%	12%

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

D. Tawnsaura brought a class action complaint against the Company and 56 other retailers/distributors for infringement of a patented ingredient “Citrulline Malate”.  This ingredient is utilized by the Company in certain of its product formulations. The court ordered the plaintiffs to resubmit their complaint and make it legally sufficient, which occurred on October 31, 2012.  As result of two developments in this case; 1) the Court’s construction of the term “L-citrulline” (in the 107 patent) to include citrulline malate and 2) the defendants’ new assertion of “inequitable conduct stemming from the inventor’s withholding important prior art and other relevant information from disclosure to the PTO, the plaintiff has requested to the PTO an “ex parte reexamination” of the 107 patent. The Company and many of the other defendants are contesting the alleged patent position of the plaintiff; accordingly, all parties in this matter have filed a motion to stay the entire case until the PTO has ruled on the plaintiff’s request. The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

Thermolife International, LLC brought a complaint against the Company and 44 other retailers/distributors for patent infringement for the use of certain ingredients in products to produce, improve, boost, and to enhance physical performance on April 16, 2013.  These ingredients are utilized by the Company in certain of its product formulations.  The Company and many of the other defendants are contesting the alleged patent position of the plaintiff.  During September a settlement was reached between Thermolife and the company and a patent utilization arrangement was reached and the suit was dismissed.

On May 17, 2013 the Company received a demand letter from the Environmental Research Corporation requesting substantiation of compliance with the State of California’s Proposition 65 regulations for five of its products.  In October, while the company was awaiting the results of the compliance testing, ERC contacted the company again requesting settlement to their demand letter.  The Company is in communication with ERC and expects prompt resolution to this issue.  The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

Note 4 – Income Taxes

For the three months ended September 30, 2013 and 2012, the Company recognized income tax expense of $73,608 and expense of $2,244, respectively. For the nine months ended September 30, 2013 and 2012, the Company recognized income tax benefit of $110,606 and expense of $114,543, respectively.

At September 30, 2013 management believes there are no uncertain tax liabilities.

Note 5 – Stockholders’ Equity

At September 30, 2013, there were 12,878,947 shares of common stock, par value $.01 per share, outstanding for the Company.

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

Effective February 16, 2012, in connection with the $250,000 Convertible Promissory Note dated October 15, 2010 between the Company and James and Kristin Black, who were originating investors in the predecessor Company (“iSatori Technologies, LLC”), the Company exchanged 493,252 Common Shares of stock for the cancellation of the Note Payable. In accordance with the terms of the Merger, the total number of shares was reduced to 329,502.

Warrant Grants

As of September 30, 2013, there were common stock warrants outstanding to purchase aggregate shares of common stock pursuant to the warrant grants described below. On November 1, 2010, the Company issued warrants to purchase 150,000 shares of the common stock of the Company to Transition Partners, Limited with a an indeterminable exercise price per share in connection with a consulting services agreement. These warrants were subject to a conditional vesting schedule, in one-third increments.  As of December 31, 2010, the first 50,000 of these warrants were fully vested and were due to expire on November 1, 2013. On June 17, 2011, the second 50,000 of these warrants were fully vested and due to expire on November 1, 2013. On April 6, 2012 the third 50,000 of these warrants were fully vested and were due to expire on November 1, 2013. Upon completion of and in accordance with the terms of the Merger, the total number of warrants to purchase such shares was reduced to 123,563 and the per share exercise price was fixed at $0.57 per share. In addition, the expiration of the warrants was extended to July 31, 2015. These warrants were exercised in two installments on May 29, and June 20, 2013, using a cashless exercise method based on the closing share price on that date, resulting in the issuance of 103,762 shares of common stock.

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

Effective July 16, 2013, the Company entered into an business consulting agreement with Optivest Global Partners, LLC.  In connection with this agreement, the Company issued warrants to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $2.25 per share.  These warrants are fully vested and expire July 16, 2018. These warrants will be assignable and transferable, at Optivest’s discretion.

Option Grants

On September 6, 2012, the Company entered into a one year investor relations consulting contract with RJ Falkner & Company, Inc (“RJ Falkner”), which includes a grant to R. Jerry Falkner, the owner of RJ Falkner, as an individual, a five year option to purchase 125,000 of share of common stock and an exercise price of $2.25 per share. These options were subject to a conditional vesting schedule, in one-fourth increments.  The first installment vested and became exercisable upon execution of the consulting contract on September 6, 2012.  The second installment upon the publication of the first “Research Profile” report, which was completed November 30, 2012, The third installment vested on February 28, 2013, 90 days following the publication of the aforementioned report, and the fourth installments will vest 180 days following the publication of the report. As of September 30, 2013, all four increments were fully vested and are due to expire on September 5, 2017.

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

Effective September 17, 2013, the Company issued options to purchase 50,000 shares of the Company’s common stock to an employee with an exercise price of $2.10 per share and which contain three year vesting schedules of 1/3 each year through September 2016. These options are due to expire on September 17, 2023.

The Company, in developing a fair value for the Microcap option at July 1, 2013, used a current stock value of  $2.47 per share, for the Optivest Global Partners, LLC warrant obligation at July 16, 2013, used a current stock price of $1.63, and for the employee option used a current stock price of $1.60, all which represents a discount of 24% from the quoted stock price for lack of marketability.  Other assumptions used in the above valuations include (a) risk-free interest rate of 1.38-2.26% based on duration, (b) weighted average expected terms ranging from 4.5 to 6.0 years; (c) weighted average expected stock volatility of 45.95 % and (e) expected dividends of 0%.

The Company used a lattice model in developing a fair value for the Breakwater warrant obligation at September 30, 2013, using a quoted stock value of $1.64 per share, which represents a discount of 50% from the closing stock price.  This reduction was based on the application of a discount for lack of liquidity. Other assumptions used in the above valuations include (a) risk-free interest rate of .63% based on duration, (b) weighted average expected term years of 2.79 (c) weighted average expected stock volatility of 45.95% (e) expected dividends of 0%, (f) stock price movements ranging from 1.0657952 to 0.93826656 and (g) risk neutral probabilities ranging from 0.48502515 to 0.51497485.

These valuations resulted in an expense of $160,182 in the Statement of Operations for the three month period ended September 30, 2013. These valuations resulted in an expense of $358,943 in the Statement of Operations for the nine month period ended September 30, 2013.  In addition, as of June 28, 2013, $87,755 was reclassified to additional paid in capital from derivative liability due to the exercise of the AVIDBank warrant.

Note 6 – Convertible Preferred Stock

In connection with the Merger, the Company assumed into its capital structure the convertible stock originally issued by Integrated. Accordingly, at September 30, 2013, the Company’s convertible preferred stock, $0.01 par value per share, consisted of the following:

	Par Value	Shares Outstanding	Liquidation Preference
Series A $20	$95	9,500	$190,000
Series D $20	130	13,000	260,000
	$225	22,500	$450,000

Series A $20 Convertible Preferred Stock. At September 30, 2013, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into the equivalent of one-fifth (1/5th) of a share of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 consecutive trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into the equivalent of one-fifth (1/5th) of a share of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution. In the event the Company enters into any consolidation, merger or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or other securities, each share of Series A Preferred will at the same time be similarly exchanged or changed into such consideration as is equal to four times the amount of consideration to be received for each share of common stock.

Series D $20 Convertible Preferred Stock. At September 30, 2013 the Company had 13,000 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive, out of funds of the Company legally available, dividends at the annual rate of $1.80 per annum per share.

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

Note 7 – Revolving Line of Credit and Related Interest

The Company entered into a Credit Agreement with Colorado Business Bank West of Denver, Colorado on July 16, 2012, and in connection with the entrance into the New Credit Agreement, terminated its commitments under its existing credit agreement with AvidBank Corporate Finance, a division of AvidBank.  Borrowings under this agreement will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

The agreement provides a revolving commitment to the Company of $1,500,000, which increased the Company’s previous borrowing capacity by fifty percent.  Amounts outstanding under the agreement will be reflected in a promissory note with a principal balance of $1,500,000 and a maturity date of July 16, 2013 (the “Promissory Note”).  The principal balance on the Promissory Note will bear interest at the one month USD LIBOR rate measured not more often than once per month (the “Index”).  Interest on any unpaid balance under the promissory note will bear interest at the Index plus 3.750% with a minimum interest rate of 4.000% per annum.

On July 16, 2013, the Credit Agreement was extended for a 90-day period, maturing October 16, 2013, where the terms remain the same as described above. The outstanding balance as of September, 2013 is $1,123,155.

Effective October 16, 2013, Colorado Business Bank West of Denver, Colorado renewed the Company’s revolving credit commitment and initiated a change in terms to the above mentioned Credit Agreement, which extends the maturity date from October 16, 2013 to November 16, 2014.  All other terms and conditions remain the same.

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

The following table represents the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Warrant Derivative Liability	$0	$0	$685,495	$0	$0	$701,852
Beginning of Period	-	-	701,852	-	-	92,606
Additions	-	-	-	-	-	-
Deletions	-	-	(87,755)	-	-	-
Revisions	-	-	71,398	-	-	609,246
End of Period	$0	$0	$685,495	$0	$0	$701,852

Note 9 – Subsequent Events

As mentioned in Note 7- Revolving Line of Credit and Related Interest, Colorado Business Bank West of Denver, Colorado renewed the Company’s revolving credit commitment and initiated a change in terms to the Revolving Line of Credit, effective October 16, 2013, which extends the maturity date from October 16, 2013 to November 16, 2014.  All other terms and conditions remain the same.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of the financial results and condition of iSatori, Inc. (collectively, “we,” “us,” “our,” “iSatori” or the “Company”) for the nine-month period ended September 30, 2013 should be read in conjunction with our 2012 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See Cautionary Note Regarding Forward-Looking Statements.

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

Recent Developments

Since June 30, 2013, iSatori launched two new products in its BioGenetic Laboratories line, MeraTrim®Platinum+ and Fenu Test, with America’s largest distributor of specialty dietary supplements, Europa Sports and GNC retailers nationwide. MeraTrim® Platinum+ is a natural weight-loss supplement backed by the strong scientific support of two independent clinical research studies of the MeraTrim® ingredient, which revealed significant weight loss in only two weeks. Fenu Test is a natural testosterone support formula made with a precise combination of natural botanical ingredients designed to promote increases in testosterone that may aid in improved sexual performance, improved strength, and, in combination with weight training and a healthy diet, dramatic improvements in body composition along with increased energy levels and feelings of well-being. While the popular Biogenetic Laboratories division of iSatori is almost exclusively focused on weight-loss support supplements (including hCG Activator®, GCB Lean800TM, and Garcinia TrimTM, the #1 selling diet "new arrival" on GNC.com), iSatori has decided to strategically expand this line to help a wider range of customers seeking optimal health.

Effective October 16, 2013, Colorado Business Bank West of Denver, Colorado renewed the Company’s revolving credit commitment and initiated a change in terms to the revolving line of credit, which extends the maturity date from October 16, 2013 to November 16, 2014.  This $1.5 million dollar line will be used to provide ongoing working capital and for other general corporate purposes of the Company.

Results of Operations

Comparison of the Three Months ended September 30, 2013 and 2012

Revenues

Our consolidated net product revenues increased approximately $384 thousand or 16% to $2.725 million for the three months ended September 30, 2013 compared to $2.341 million for the same period in 2012.  Gross revenues increased 15% to $3.209 million compared to $2.796 million, and adjustments to revenues (for retailer advertising discounts, returns, promotional credits and coupons) increased 6% to $484 thousand for the three month period ended September 30, 2013 compared to $455 thousand for the same period in 2012.  The increase in revenues can be attributed to the additional new products introduced to the line along with accelerated sales in Mass market retail combined with newly acquired customers in 2013 to expand distribution in the Mass market.

Cost of Sales

Cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased approximately 22% to $1.136 million for the three month period ended September 30, 2013 compared to $931 thousand for the same period in 2012. However, cost of sales as a percentage of net product revenue increased only 2%, to 42% for the three month period ended September 30, 2013 compared to 40% for the same period in 2012. This slight increase can be attributed to the shift in the concentration of revenues to customers and their corresponding margins, and the growth in mass market retailers between the two comparative periods.

Operating Expenses

Selling and Marketing

Selling and marketing expenses increased by $64 thousand or 5% to approximately $1.245 million for the three months ended September 30, 2013, compared to approximately $1.181 million for the same period in 2012. The majority of the expense incurred during the three month period in 2013 is related to advertising expense to support the growth of the Energize product in mass retail accounts, while 2012 expenses were focused on cost per customer acquisition and print marketing.

Salaries and Labor Related Expenses

Salaries and labor related expenses increased $184thousand or 47% to $577 thousand for the three month period ended September 30, 2013 compared to $393thousand for the same period in 2012. The 2012 period included the reversal of an accrual for $71 thousand for a future payment as approved by the Board of Directors during Q2 2012, but not paid out. The addition of personnel and minor salary increases also contribute to the increase over periods.

Administration

Administrative expenses increased approximately $68 thousand or 19% to $426 thousand for the three months ended September 30, 2013 compared to $358 thousand for the same period in 2012.  The increase in expenses n 2013 can be attributed to costs related the valuation of the warrants and options issued during the quarter related to Investor Relations contracts which totaled $155 thousand offset by a reduction in expense related to professional fees of almost $88 thousand.

Depreciation and Amortization

Depreciation and amortization expense decreased $2 thousand or 10% to $19 thousand for the three months ended September 30, 2013 compared to $21 thousand for the same period in 2012.  This reduction is due to end of the depreciable life of a piece of software, offset by the depreciation expense of new assets acquired during the year.

Other Income

Other income was $81 thousand for the three months ended September 30, 2013 compared to $10 thousand for the same period in 2012.  The 2013 balance consists of income of $42 thousand related to the change in the value of derivative instruments and $59 thousand in miscellaneous income, offset by $20 thousand in expense related to a settlement. The 2012 balance includes income of $12 thousand related to the change in the value of derivative instruments offset by $2 thousand in miscellaneous expense.

Financing Expenses

Financing expenses decreased approximately $83 thousand or 91% to $8 thousand for the three months ended September 30, 2013 compared to $91 thousand for the same period in 2012.  The 2012 expense is related to high credit card fees associated with the risk free trial offer running during that timeframe.  There are no similar offers running during 2013.

Interest Expense

Net interest expense of $11 thousand was recognized for the three months ended September 30, 2013 compared to $7thousandfor the same period in 2012.  The increase is related to additional interest paid on the line of credit, due to a higher average outstanding balance during the 2013 period.

Loss before income taxes

As a result of the foregoing, loss before income taxes was $582 thousand, for the three months ended September 30, 2013, compared to $517 thousand for the same period in 2012.

Income Tax Expense

Income tax expense of $74 thousand was realized for the three months ended September 30, 2013 compared to expense of $2 thousand for the same period in 2012.  The expense for 2013 is related to a change in the net deferred tax asset coupled with the foreign tax paid on royalty income received by the Company. The 2012 expense is related to  the aforementioned foreign tax paid during the three month period.

Net loss

As a result of the foregoing, net loss was $655 thousand for the three months ended September 30, 2013 compared to a net loss of $519 thousand for the same period in 2012.

Comparison of the Nine Months ended September 30, 2013 and 2012

Revenues

Our consolidated net product revenues increased approximately $211 thousand or 3% to $7.169 million for the nine months ended September 30, 2013 compared to $6.958 million for the same period in 2012.  Gross revenues increased almost6% to $8.662million compared to $8.205 million, adjustments to revenues (for retailer advertising discounts, returns, promotional credits and coupons) increased approximately 20% to $1.493 million for the nine month period ended September 30, 2013 compared to $1.246 million for the same period in 2012. The majority of this increase can be attributed to “register rebate” coupon program associated with the Company’s entrance in into the mass market retailer, Walgreens for its Energize product.

Cost of Sales

Cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased approximately 14% to $3.139 million for the nine month period ended September 30, 2013 compared to $2.764 million for the same period in 2012. However, cost of sales as a percentage of net product revenue increased 4%, to 44% for the nine month period ended September 30, 2013 compared to 40% for the same period in 2012. This increase can be attributed to the shift in the concentration of revenues to customers and their corresponding margins, and the growth in mass market retailers between the two comparative periods.

Operating Expenses

Selling and Marketing

Selling and marketing expenses decreased by $212 thousand or 10% to approximately $1.856 million for the nine months ended September 30, 2013 compared to approximately $2.068 million for the same period in 2012. This decrease can be attributed to a reduction in both cost per customer acquisition and print marketing, along with a reduction in certain promotions held at the retail level.  These cost reductions are offset by an increase in advertising expense to support the growth of the Energize product in mass retail accounts and clinical trials commissioned in 2013.

Salaries and Labor Related Expenses

Salaries and labor related expenses increased $202 thousand or 14% to $1.623 million for the nine month period ended September 30, 2013 compared to $1.421 million for the same period in 2012. This increase can be attributed to the addition of employees, including the higher costs of benefits and taxes.

Administration

Administrative expenses increased approximately $292 thousand or 29% to $1.295 million for the nine months ended September 30, 2013 compared to $1.003 million for the same period in 2012.  The increase in expenses includes costs related the valuation of the warrants and options issued coupled with increased occupancy expense assumed with the expansion of the leased office space.

Depreciation and Amortization

Depreciation and Amortization expense increased $14 thousand or 25% to $71 thousand for the nine months ended September 30, 2013 compared to $57 thousand for the same period in 2012.  This can be attributed to the addition of various assets accumulated over the current year.

Gain on the sale of a product line

The Company recognized a $500 thousand gain when the sale of dormant children’s vitamin product line was sold to an unrelated third party.  The sale was consummated in January 2012.

Other Expense

Other expense was $121thousand for the nine months ended September 30, 2013, compared to $22 thousand for the same period in 2012.  The 2013 balance consists of expense of $71 thousand related to the change in the value of derivative instruments and $170 thousand in expense related to a contingent liability, offset by $120 thousand in miscellaneous income related to a short term investment. The 2012 balance includes expense of $36 thousand related to the change in the value of derivative instruments and $14 thousand in miscellaneous income.

Financing Expenses

Financing expenses decreased approximately $316 thousand or 83% to $63 thousand for the nine months ended September 30, 2013 compared to $379 thousand for the same period in 2012.  The 2012 expense is related to the payoff per the Merger Agreement of the subordinated Mezzanine Loan.

Interest Expense

Net interest expense decreased approximately $182 thousand or 89% to $23 thousand for the nine months ended September 30, 2013 compared to $205 thousand for the same period in 2012.  The 2012 expense is related to the payoff per the Merger Agreement of the subordinated Mezzanine Loan.

Loss before income taxes

As a result of the foregoing, loss before income taxes was $896 thousand for the nine months ended September 30, 2013, compared to loss of $243 thousand for the same period in 2012.

Income Tax Benefit/(Expense)

Income tax benefit of $111 thousand was realized for the nine months ended September 30, 2013 compared to expense of $115 thousand for the same period in 2012.  The benefit for 2013 is related to a favorable change in the net deferred tax asset offset by the nominal foreign tax paid on royalty income received by the Company and a final federal payment on previous year taxes. The 2012 expense includes the aforementioned foreign tax paid coupled with an income tax accrual based on the pretax income incurred during the nine month period.

Net Loss

As a result of the foregoing, the net loss was $785 thousand for the nine months ended September 30, 2013 compared to net loss of $358 thousand for the same period in 2012.

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

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was $1.040 million at September 30, 2013, compared with $1.655 million at December 31, 2012.

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

Credit Arrangements as of September 30, 2013

As of September 30, 2013, iSatori had outstanding credit indebtedness of $1.145 million, which consisted of $1.123 million outstanding under the $1.5 million revolving line of credit and $22 thousand for a loan on a piece of motorized warehouse equipment.

Prepaid Expenses

As of September 30, 2013, iSatori carried a balance of $738 thousand in prepaid expenses on its balance sheet, compare to $156 thousand at December 31, 2012.  The large increase can be attributed mostly to prepaid TV advertising buys for the Company’s Energize commercial, along with a large prepayment to a manufacturer for inventory to be received during the fourth quarter 2013.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

Contractual Obligations

iSatori has no contractual obligations.

ITEM 3.    QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of Stephen Adelé, our Chief Executive Officer, and Michael Wilemon, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.

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

Except as described above, there has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2013, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

D. Tawnsaura brought a class action complaint against the Company and 56 other retailers/distributors for infringement of a patented ingredient “Citrulline Malate”.  This ingredient is utilized by the Company in certain of its product formulations. The court ordered the plaintiffs to resubmit their complaint and make it legally sufficient, which occurred on October 31, 2012.  As result of two developments in this case; 1) the Court’s construction of the term “L-citrulline” (in the 107 patent) to include citrulline malate and 2) the defendants’ new assertion of “inequitable conduct stemming from the inventor’s withholding important prior art and other relevant information from disclosure to the PTO, the plaintiff has requested to the PTO an “ex parte reexamination” of the 107 patent. The Company and many of the other defendants are contesting the alleged patent position of the plaintiff; accordingly, all parties in this matter have filed a motion to stay the entire case until the PTO has ruled on the plaintiff’s request. The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

Thermolife International, LLC brought a complaint against the Company and 44 other retailers/distributors for patent infringement for the use of certain ingredients in products to produce, improve, boost, and to enhance physical performance on April 16, 2013.  These ingredients are utilized by the Company in certain of its product formulations.  The Company and many of the other defendants are contesting the alleged patent position of the plaintiff.  During September a settlement was reached between Thermolife and the company and a patent utilization arrangement was reached and the suit was dismissed.

On May 17, 2013 the Company received a demand letter from the Environmental Research Corporation requesting substantiation of compliance with the State of California’s Proposition 65 regulations for five of its products.  In October, while the Company was awaiting the results of the compliance testing, ERC contacted the company again requesting settlement to their demand letter.  The Company is in communication with ERC and expects prompt resolution to this issue.  The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

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

On December 21, 2012, the Company issued a five-year warrant to purchase 25,000 shares of iSatori, common stock at an exercise price equal to $2.25 to Microcap Headlines, Inc., a marketing consultant, in consideration for services rendered.  A second five-year warrant to purchase 25,000 shares of iSatori, common stock at an exercise price equal to $2.25 was issued to Microcap Headlines, Inc on April 1, 2013, and a third with similar terms was issued on July 1, 2013. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

On July 16, 2013, the Company issued options to purchase an aggregate of 250,000 shares of iSatori, common stock at an exercise price equal to $2.25 to Optivest Global Partners, LLC, a business consultant, in consideration for services rendered.  The options are fully vested and expire on July 16, 2018. These warrants will be assignable and transferable, at Optivest’s discretion. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

Exhibit No.	Description of Exhibit

10.14	Change in Terms Agreement with Colorado Business Bank
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Chief Financial Officer*
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ISATORI, INC.

By:	/s/ Stephen Adelé
Stephen Adelé
Chief Executive Officer

By:	/s/ Michael Wilemon
Michael Wilemon
Chief Financial Officer

November 8, 2013