Form 10-K
period 2013-12-31
iSatori, Inc.
filed 2014-03-20
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock, $0.01 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2013, computed by reference to the price at which the common stock was last sold as posted on the OTCQB, was $7,925,452. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 2014, 12,879,651 shares of the registrant’s $0.01 par value common stock were outstanding.

The following documents are incorporated by reference herein: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2014 and beyond, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our plans with respect to potential future acquisitions and our future debt levels and liquidity. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and such things as:

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

PART I

ITEM 1.

BUSINESS.

Business Overview

Integrated Security Systems, Inc. (“Integrated”) was formed in December 1991 as a Delaware corporation and became publicly traded in April 1993.  On April 5, 2012, iSatori Technologies, Inc., a Colorado corporation, was merged with and into iSatori Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Integrated (“Merger Sub”), with iSatori Technologies surviving as a wholly-owned subsidiary of Integrated (the “Merger”).  Prior to consummation of the Merger, Integrated was a shell company, as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with virtually no operations.

On June 29, 2012, Integrated completed a “short form” merger under §253 of the Delaware General Corporation Law pursuant to which iSatori Technologies was ultimately merged with and into Integrated with Integrated continuing as the surviving corporation.  In connection with the merger, Integrated changed its name to iSatori, Inc.  We refer to the combined Company after completion of the merger as “iSatori.”  Except as otherwise indicated by the context, all references in this report to “we,” “us,” “our,” the “Company,” “IFIT,” and “iSatori” refer to iSatori, Inc.

Business Description and Plan of Operation

iSatori is engaged in researching, designing, developing, contracting for the manufacture of, marketing, selling and distributing of various nutritional and dietary supplement products for the general nutrition market consumer seeking a healthier lifestyle. The “general nutrition market” may include such activities as bodybuilding or physique enhancement (i.e., increase of lean body mass and decrease in fat mass); enhanced athletic performance through increased strength and/or endurance; and proper nutrition for weight management. iSatori distributes its products to thousands of retail stores, both domestically and in some international countries. Those retail stores include and/or have included  outlets such as GNC, Walmart, Costco, CVS, Walgreens, 7-Eleven and other Fortune 500 companies, augmented by internet sales through its proprietary online marketing new product launch system. The Company’s core competencies include the development of new, innovative products, supported by creative sales and marketing programs, all designed to expand its distribution and revenues in the rapidly growing $31 billion nutritional products industry.

Led by industry veteran Stephen Adelé, and a highly experienced management team, iSatori leverages a unique product development process, to bring to market some of the industry's leading and most technologically advanced dietary supplement products. Further separating itself from competitors, iSatori funds independent clinical studies to discover new, efficacious products for the Company’s markets. Many of the Company’s products are the subject of trademarks, trade dress, or patents, owned by the Company or licensed from its inventors.

Market Overview for Plan of Operation

Principal Products.  iSatori is a direct online marketer and distributor to retailers of specialized nutritional supplements comprising four product families (sports nutritionals; energy products; meal replacements; and weight loss products).

•

Sports Nutritionals: Sports nutritionals, including powder and pill forms, are a $4.4 billion market, growing at 10.0% annually, and comprise nutritional ingredients and diet as it relates to bodybuilding, fitness and improving athletic performance. Sports nutrition’s primary goal is to enhance performance. First, it seeks to improve performance by seeking to improve body composition (e.g., muscle definition and loss of excess body fat), in order to increase speed, quickness, mobility, and strength. Second, sports nutritionals seek to help the speed of recovery from workouts in order to create more capacity for practicing and competition as the body is becoming more fit and adjusted to the coupling of the good nutrition incorporated into the workout regimen. Types of sports nutritional supplements marketed by iSatori include its new, category defining Bio-Active Peptides product (Bio-Gro™), time-released branched-chain amino acids (Amino-Phase®), beta-alanine to delay muscle fatigue (Morph®), post-workout recovery (RestorAid™), creatine (3-XL™), natural testosterone booster (Isa-Test™), and a pre-workout performance enhancer (PWR™).

•

Energy & Sports Drink Products: Energy products, including energy and sports drinks and shots, are an approximately $18.0 billion market, growing at 14.2% annually. iSatori’s energy supplements, Energize and Energize Bullets™, are tablets and drinks whose primary purpose is to safely “boost energy,” provided by a combination of time-released caffeine, vitamins, and herbal formulations. The growth of the Energy Products supplement category has more recently been fueled by the introduction of category-leading “energy shots,” or three ounce drinks.

•

Meal Replacements: Meal replacement protein (“MRPs”), protein-based products related to weight loss and nutritional bars, are a $6.8 billion market, growing at 13.8% annually. MRPs are either pre-packaged powdered drink mixes or edible bars, designed to replace prepared meals or serve as a healthy snack. MRPs, such as iSatori’s Eat-Smart® branded bars and powders are high in protein, high in fiber, gluten free, have a moderate amount of carbohydrates, and contain a wide array of vitamins and minerals. The majority of MRPs use protein as the basis for their formula. A broad range of people, from trained athletes to everyday busy people, consume meal replacement protein supplements for a variety of reasons, namely to replace a traditionally unhealthy meal or snack with a healthy, protein-enriched alternative product.

•

Weight Loss Products: Weight loss (pill-form) products are a $1.9 billion market, growing at 7.5% annually. Methods to promote weight loss by using nutritional supplements are generally divided into four categories: thermogenics (calorie expenditure), appetite suppressants, carbohydrate and/or fat-blocker, and those that cause behavior “mood” modification. iSatori has a strong history of marketing weight loss products. Some of the more popular weight loss supplements marketed by iSatori include Garcinia Trim, Meratrim® Platinum+, Curvelle™, MX-LS7, MXLS7 Razberri Ketone Slim, gcbLEAN800™, and BellyOff™.

The majority of the nutritional supplements iSatori sells are marketed under the iSatori brand. The brand focuses on supplements that iSatori believes are in high demand as well as specialty niche and proprietary formulations that iSatori believes could have strong margins. These supplements include specialty formulas, combined with proprietary delivery technologies, which iSatori believes will contribute to an individual’s positive physical changes and mental well-being.

iSatori’s attempts to position its products for extended product lifecycles as well as attempting to introduce new products.  In 2012 and 2013, iSatori’s BioGenetic Laboratories line, which includes products such as Garcinia Trim, Meratrim® Platinum +, gcbLEAN800™, and Razberri Ketone Slim became leading weight loss products in specialty retailers, such as GNC.  Other leading products include Bio-Gro™, a category defining sports nutritional product designed to enhance recovery and lean body mass, and an emerging meal replacement protein product, Eat-Smart®, which is fueled by a new book, DIETS SUCK!, authored by the Company’s CEO, Stephen Adelé.

iSatori’s products are designed to appeal to a variety of demographic groups, including those seeking to lose weight, improve their workout or athletic performance, increase their energy levels, and those who want to eat healthier using tasty, convenient meal replacement options. Each product is developed with a proprietary formula and, if appropriate, a customized and/or unique delivery system. iSatori further differentiates its products by conducting clinical trials on many of its products, where it considers appropriate. To date, eight scientific clinical studies, using the randomized, double-blind, placebo-controlled method have been performed on iSatori products, and two others are currently underway.  Each of these studies was funded either partially or entirely by iSatori and sample sizes ranged from 5 to 42 individuals.  These studies have either been presented at scientific conferences or published in peer-reviewed scientific journals, such as Nutrition or JISSN (Journal of the International Society of Sports Nutrition).

Distribution.  iSatori distributes its products directly to consumers through its websites and a proprietary online direct marketing system, as well as through wholesalers, specialty, online-only, grocery, convenience, drug and mass-market distribution channels via Fortune 500 partners. Through established distribution channels, iSatori has created channel access to over 120,000 domestic and international retail locations. iSatori products are sold in over 24,000 retail locations and iSatori created marketing, promotion, and packaging devices in its efforts to drive demand for its products.

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

●	Albertsons	●	Drugstore.com	●	24 Hour Fitness

●	Amazon.com	●	Europa Sports	●	7-Eleven

●	Bally’s Total Fitness	●	GNC	●	Vitamin Shoppe

●	BodyBuilding.com	●	Kroger	●	Vitamin World

●	Costco	●	Rite Aid	●	Walgreen

●	CVS	●	Super Valu	●	Walmart

During the fiscal year ended December 31, 2013, General Nutrition Distribution (GNC) represented 34.92%, and Europa Sports represented 13.6% of iSatori’s revenues, respectively.

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

Marketing.  iSatori’s management team possesses a strong background in marketing nutritional supplements. As such, its core strategy has been to build brands within its channels of distribution that are appropriate for each product brand and to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for quality and innovation. iSatori has utilized public relations campaigns, coupons, print, radio, online and television advertising, plus cooperative and other incentive programs to build consumer awareness and generate trial and repeat purchases to drive sales revenue. Marketing and sales groups regularly review the media mix for its effectiveness in creating consumer demand and the highest return on investment dollars.

In addition, iSatori’s conventional distribution marketing and its proprietary internet marketing strategy are designed to increase awareness of proprietary brands and drive targeted traffic to iSatori’s websites to make purchases. Through iSatori’s online marketing system, its network affiliates use a multi-channel approach which includes search engine marketing, email campaigns, banner advertisements and additional affiliate programs to acquire new customers and retain a repeatable customer base.

Competition.  The nutritional supplements market is large, growing, competitive and highly fragmented. iSatori competes with a variety of companies operating in one or more distribution channels, including retail stores, online commerce, direct distribution or direct selling. iSatori’s current or potential competitors include the following:

•

Specialty and wholesale third party brands such as CytoSport (e.g, Muscle Milk®), EAS (e.g., MyoPlex®), and Met-Rx® to name a few.

•

Health and natural specialty retailer’s private label brands, such as GNC’s Pro Performance™, Vitamin World’s Body Fortress™ and Vitamin Shoppe’s Body Tech™.

•

Multi-level, direct-selling marketers, such as USANA Health Sciences and Herbalife.

Nutritional supplements sales are highly competitive with vendors competing vigorously to defend their positions within each market account. Many specialty retailers emphasize their own in-house private label brand, which creates additional competition. Some retailers have more than one private label brand. Vendors to the mass-market retailers continually analyze their own shelf space as well as that of their competitors in an effort to maximize profits for themselves and the mass-market retailer. The result is a cycle in which companies remove slower selling products from store shelves, replacing them with faster selling products.

iSatori believes it can compete favorably based on its management team’s prior experience combined with the principal competitive factors in its market, which include product innovation and quality, effectiveness, scientific evidence, brand recognition and customer service and support.

Manufacturing, Raw Materials and Principal Suppliers. All of iSatori’s products are manufactured by pre-selected contract manufacturers.  iSatori utilizes eight third-party manufacturers to provide its finished products, within the United States and Canada. Each contract manufacturer is required by iSatori to maintain the highest standards in GMP (Good Manufacturing Practices)-certification and/or compliance of quality control consistent with federal regulatory guidelines and to manufacture iSatori products according to iSatori’s strict specifications. In most cases, contract manufacturers purchase the raw materials based on iSatori’s specifications; however, from time to time, iSatori will license particular raw material ingredients and supply its own source to the manufacturer. Once produced, in addition to in-house testing performed by the contract manufacturer, iSatori may also perform independent analysis and testing.  The contract manufacturer ships the finished product to distributors, customers or iSatori’s central fulfillment center in Golden, Colorado. iSatori has implemented vendor qualification programs for all of its suppliers and manufacturers, including analytical testing of purchased products. As part of the vendor program, iSatori also periodically inspects vendors’ facilities to monitor quality control and assurance procedures.

Intellectual Property.  iSatori regards intellectual property, including its trademarks, service marks, website URL (domains) and other proprietary rights, as valuable assets and part of their revered brand equity. iSatori believes that protecting such intellectual property is crucial to its business strategy.  iSatori pursues registrations of the registrable trademarks, service marks and patents, associated with its key products in the United States, Canada, Europe and other places it distributes its products.

iSatori formulates its products using proprietary ingredient formulations, flavorings and delivery systems.  To further protect its product formulations and flavors, iSatori enters into agreements with manufacturers which provide exclusivity to certain products formulations and delivery technologies.  When appropriate, iSatori will seek to protect its research and development efforts by filing patent applications for proprietary product technologies or ingredient combinations.

Seasonality.  iSatori’s operations have not historically been subject to seasonality in any material respect.

Existing or Probable Governmental Regulations

Overview.  Many aspects of iSatori’s activities are subject to extensive regulation in the U.S. and abroad.  The research, development, manufacture, processing, packaging, labeling, distribution, sale, advertising, and promotion of the Company’s products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies and their state equivalents, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Environmental Protection Agency (“EPA”), the U.S. Department of Agriculture (“USDA”), and the Consumer Product Safety Commission (“CPSC”), as well as by comparable or similar state agencies and government authorities in those foreign countries in which iSatori distributes some of its products.  iSatori’s importation of products into the U.S. is regulated by Customs and Border Protection (“CBP”).

FDA Regulation.  FDA regulates almost all aspects of the manufacturing, packaging, labeling, holding, sale, and distribution of food and nutritional supplement products.  The agency has broad regulatory authority in this domain, as well as a host of enforcement tools to ensure regulatory compliance.  The FDA has the authority to conduct facility inspections, issue inspectional observations, and issue enforcement letters regarding non-compliance (called “untitled letters” and “warning letters”).  The agency also has the power to publicize regulatory violations, to recall products that pose serious health hazards, and to pursue enforcement actions in federal courts, including product seizures, injunctions, or criminal prosecutions.  The recently enacted FDA Food Safety Modernization Act (“FSMA”) has increased FDA’s authority with respect to food safety.  As the agency begins to implement this law, there will likely be increased regulation and increased regulatory scrutiny with respect to food and nutritional supplements.

The FDA regulates food under the FDCA and its implementing regulations.  Food must be manufactured in accordance with current Good Manufacturing Practices (“cGMP”), a stringent set of regulations that prescribe extensive process controls on the manufacture, holding, labeling, packaging, and distribution of dietary supplements.  FDA imposes specific requirements for the labels and labeling of food and nutritional supplements, including the requirements of the Food Allergen Labeling and Consumer Protection Act of 2004 (“FALCPA”), which mandates declaration of the presence of major food allergens.

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

On November 14, 2012 the FDA conducted an inspection of the Company’s warehouse and operations.  At the conclusion of the inspection a Form 483 was provided to the Company with three observations regarding the establishment of specific written procedures for quality control personnel, specific written procedures for the handling and investigation of customer complaints, and specific written procedures for the storage of dietary supplements.

In reference to all of these observations, the company engaged a cGMP expert consultant to assist with the opening of a Corrective and Preventative Action (“CAPA”) plan and the initiation of the appropriate change orders to address the standard operating procedures to correct all of these observations.  Upon completion and implementation of the CAPA plan the Company notified the FDA, who conducted a validation inspection, in which all three observations from the previous audit were reviewed, and the adjustments made by the Company were accepted.

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

In addition, from time to time in the future, the Company may become subject to additional laws or regulations administered by the FDA, the FTC, or by other federal, state or local regulatory authorities, to the repeal of laws or regulations that the Company generally considers favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. The Company is neither able to predict the nature of such future laws, regulations, repeals or interpretations, nor what effect additional governmental regulation, if and when it occurs, would have on its business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel or other new requirements. Any such developments could have a material adverse effect on the Company’s business.

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

Number of Employees

iSatori currently employs 20 full-time, two part-time, and two contract employees. Additionally, from time to time, iSatori utilizes the contracted services of temporary employees, call-center, fulfillment, and manufacturing companies.

Property

Intellectual Property  iSatori regards intellectual property, including its trademarks, service marks, website URL (domains) and other proprietary rights, as valuable assets. iSatori believes that protecting such intellectual property is crucial to its business strategy.  iSatori pursues registrations of the registrable trademarks, service marks and patents, associated with its key products in the United States, Canada, Europe and other places it distributes its products.

iSatori formulates the products using proprietary ingredient formulations,flavoring and delivery systems.  To further protect its product formulations and flavors, iSatori enters into agreements with manufacturers which provide exclusivity to certain products formulations and delivery technologies.  When appropriate, iSatori will seek to protect its research and development efforts by filing patent applications for proprietary product technologies or ingredient combinations.

Offices.  iSatori currently leases office space at 15000 W. 6th Avenue, Suite 202, Golden, Colorado 80401, where its principal officers are located.

Available Information

iSatori files annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. iSatori will provide a copy of its annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to the Company at 15000 W 6th Avenue, Suite 202, Golden, Colorado 80401.

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

D. Tawnsaura brought a class action complaint against the Company and 56 other retailers/distributors for infringement of a patented ingredient “Citrulline Malate”.  This ingredient is utilized by the Company in certain of its product formulations. The court ordered the plaintiffs to resubmit their complaint and make it legally sufficient, which occurred on October 31, 2012.  As result of two developments in this case; 1) the Court’s construction of the term “L-citrulline” (in the 107 patent) to include citrulline malate and 2) the defendants’ new assertion of “inequitable conduct stemming from the inventor’s withholding important prior art and other relevant information from disclosure to the Patent and Trademark Office, “PTO”, the plaintiff has requested to the PTO an “ex parte reexamination” of the 107 patent. The Company and many of the other defendants are contesting the alleged patent position of the plaintiff; accordingly, all parties in this matter have filed a motion to stay the entire case until the PTO has ruled on the plaintiff’s request. During November a settlement was reached between Tawnsaura and the company and a patent utilization arrangement was reached and the suit was dismissed.

On May 17, 2013 and on January 31, 2014 the Company received demand letters from the Environmental Research Corporation, “ERC” requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  In October, while the Company was awaiting the results of the compliance testing, ERC contacted the company again requesting settlement to their initial demand letter. And in February 2014, before compliance testing or any other demand letter validation was completed, ERC contacted the Company again requesting settlement to their second demand letter.  The Company is in communication with ERC and expects prompt resolution to this issue.  The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

ITEM 4.

MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board market under the symbol “IFIT.”

The following table shows, for the periods indicated, the high and low prices per share of the Company’s common stock on the Over-the-Counter Bulletin Board market.

	Common Stock
	High	Low
Fiscal Year 2014
First Quarter through March 17, 2014	$2.75	$1.25
Fiscal Year 2013
Fourth Quarter	$3.27	$2.00
Third Quarter	3.27	1.95
Second Quarter	3.85	3.22
First Quarter	3.75	2.70
Fiscal Year 2012
Fourth Quarter	$3.00	$1.64
Third Quarter	2.38	1.05
Second Quarter	1.34	0.45
First Quarter	1.45	0.40

Security Holders

On March 20, 2014, there were approximately 46 record holders of iSatori common stock. iSatori believes that the number of beneficial owners may be greater than the number of record holders because a portion of its common stock is held of record through brokerage firms in “street name.”

Dividends and Other Distributions

The Company has not declared any dividends and does not plan to declare any dividends in the foreseeable future. The Company currently intends to retain earnings, if any, for use in its business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity Compensation plans approved by security holders
2012 Performance Incentive Plan	90,638	$2.17	405,803
2011 Equity Incentive Plan	640,051	$0.57	50,102
1997 Omnibus Stock Plan	10,500	$41.54	—
2009 Long-Term Incentive Plan	81,816	$0.67	168,184
Total	1,325,445	$0.90	168,184

Recent Sales of Unregistered Securities

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not required.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of the financial results and condition of iSatori, Inc. (collectively, “we,” “us,” “our,” “iSatori” or the “Company”) for the year ended December 31, 2013 and 2012 contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements”.

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

iSatori has distributed its products to thousands of retail stores, those have included outlets such as GNC, Wal-Mart, Costco, CVS, Walgreens, 7-Eleven and other Fortune 500 companies, augmented by internet sales through its proprietary online marketing system. The Company’s core competencies include the development of new, innovative products, supported by creative sales and marketing programs, designed to expand revenues and distribution in the rapidly growing nutritional products industry.

iSatori currently employs 20 full-time, two part-time and two contract employees. Additionally, from time to time, iSatori utilizes the contracted services of temporary employees, call-center, fulfillment, and manufacturing companies.

Recent Developments

iSatori successfully launched two new sizes (135gram and 180gram) and a pill (200 capsules) versions of its break-through, category defining product Bio-Gro.  This includes an exclusive size for GNC, with an initial stocking order purchased during fourth quarter 2013.

iSatori launched a new, and improved television commercial in support of its Energize, all day energy pill. The new commercial highlights the products’ superior value proposition, costing less than half that of the leading energy shots; that’s it is time-released for sustained energy; and that it’s a pill (tablet) and not a drink or shot. The new 30-second commercial spot began airing in the fourth quarter 2013 and continues to air in the first quarter on such popular stations as ESPN, Spike, Comedy Central, GAT, MTV, among others. The television spot is used to help create awareness and drive sales for Energize in the mass market retail stores.

In February, 2014, iSatori’s founder and CEO, Stephen Adele launched his new book Diets Suck!, with the goal of helping millions of readers free themselves from destructive fad dieting, by unlocking the psychological barriers which prevent them from making successful and lasting physical transformations. In its first week, the book zoomed up the ranks of Amazon.com to number 9 overall in weight loss books, and can also be found in digital formats (Kindle, Nook, and iTunes) as well as Barnes and Noble book stores.

Results of Operations

Comparison of the year ended December 31, 2013 and 2012

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

Revenues

Our consolidated net revenues increased $1.42 million or 16% to $10.5 million for the year ended December 31, 2013 compared to $9.09 million for the year ended December 31, 2012.  Gross revenues increased 16% or $1.77 million to $12.62 million compared to $10.84 million.  Revenues to Food, Drug and Mass customers were up $1.16 million or 895% with the introduction of Energize in Walgreens and Walmart during 2013. Revenues derived from an internet marketing program offer were down $1.68 million or 72% from the previous period.  This was the result of the Company decision to move away from this risk-free-trial type tactic.  Product sales to our retail and distributor customers (domestic and international) increased $2.32 million or 28% from the previous year.

Adjustments to revenues (for retailer advertising discounts, returns, promotional credits and coupons) increased approximately 20% to $2.11 million for the year ended December 31, 2013 compared to $1.76 million for the same period in 2012. The majority of this increase can be attributed to “register rebate” coupon program associated with the Company’s entrance in into the mass market retailer, Walgreens for its Energize product.

The $106 thousand decrease in Other Revenue for the comparative period was also a related to the lack of the internet marketing trial program, and its associated shipping and handling charges.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution, and freight costs increased $1.21 million, or 35% to $4.69 million for the year ended December 31, 2013 compared to $3.48 million for the same period in 2012. However, as a percentage of gross product revenues, cost of sales increased 5%, to 37% compared to 32% the previous year.  This increase can be attributed to the shift in the concentration of revenues between customers and their corresponding margins, and the growth in mass market retailers between the two comparative periods.

Operating Expenses

Selling and Marketing

Selling and Marketing expenses increased $416 thousand or 16% to $2.97 million for the year ended December 31, 2013 compared to $2.56 million for the same period in 2012.  There was an increase of $1.35 million in advertising expense to support the growth of the Energize product in mass retail accounts, $149 thousand related to internet advertising, and another $125 thousand for clinical trials commissioned in 2013. These increases are offset by a $1.18 million reduction in the cost per acquisition expense related to the internet marketing program which ran in 2012.

Salaries and Labor Related Expenses

Salaries and labor related expenses increased $323 thousand or 17% to $2.42 million for the year ended December 31, 2013 compared to $1.92 million for the same period in 2012. This increase can be attributed to the addition of employees, including the higher costs of benefits and taxes.

Administration

Administrative expenses increased $205 thousand or 15% to $1.59 million for the year ended December 31, 2013 compared to approximately $1.38 million for the same period in 2012.  The increase in expenses includes costs related the valuation of the warrants and options issued coupled with increased occupancy expense assumed with the expansion of the leased office space.

Depreciation and Amortization

Depreciation and Amortization expense increased $16 thousand or 20% to $95 thousand for the year ended December 31, 2013 compared to $80 thousand for the same period in 2012.  This can be attributed to the addition of various assets accumulated over the current year.

Gain on the sale of a product line

The Company recognized a $500 thousand gain when a dormant children’s vitamin product line was sold to an unrelated third party.  The sale was consummated in January 2012.

Other Income (Expense)

For the year ended December 31, 213, the Company recognized $74 thousand in Other Income, which included income of approximately $115 thousand related to the marketable securities held by the Company which the company acquired as a result of the Merger and $143 thousand related to the change in the value of derivative instruments.  This income is offset by $185 thousand in expense for negotiated settlements.

For the year ended December 31, 2012 the Company recognized $686 thousand in Other Expense, which includes roughly $91 thousand in negotiated settlements and $609 thousand related to the change in the value of derivative instruments, and is offset by roughly $13 thousand in Other Income related to the change in the marketable securities held by the Company which the Company acquired as a result of the Merger.

Financing Expenses

Financing expenses decreased $488 thousand or -86% to $79 thousand for the year ended December 31, 2013 compared to $567 thousand for the same period in 2012.  This additional expense in 2012 relates to the financing expenses incurred during the first quarter and the payoff of the Mezzanine Loan at the time of the Merger for a total of $200 thousand. All fees which were being amortized over the life of the loan were expensed in full at this time. This loan was entered into July 15, 2011.

Interest Expense

Interest expense decreased $172 thousand or 84% to $33 thousand for the year ended December 31, 2013 compared to $205 thousand for the same period in 2012.  This additional expense in 2012 relates to the interest incurred over the period up to the date of the Merger and the payoff of the original issue discount of the Mezzanine Loan, which totaled $121 thousand.

Loss before income taxes

As a result of the foregoing, income or loss before income taxes was a loss of $956 thousand, or -9% of net product revenues for the year ended December 31, 2013 compared to loss of $1.03 million or -11% of net product revenues for the same period in 2012.

Income Tax Expense

Income tax expense was $3 thousand for the year ended December 31, 2013 compared to an income tax expense of approximately $737 for the same period in 2012.  The net expense incurred for the above mentioned period in 2012 was a result of the overall income for the short period to be filed for taxes for iSatori Technologies, Inc, (the “Predecessor Company”) prior to the Merger which resulted in tax expenses of approximately $68 thousand, and was offset by a benefit of approximately $67 thousand as a result of adjusting the net deferred tax asset.

Net Loss

As a result of the foregoing, the Company incurred a net loss of  $959 thousand, which amount is equal to -9% of net product revenues for  the year ended December 31, 2013 compared to a net loss of $1.03 million, which amount is equal to -11% of net product revenues for the same period in 2012.

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

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was $823 thousand at December 31, 2013, compared with $1.66 million at December 31, 2012.

In 2012, iSatori had invested approximately $965 thousand with Horter Financial Group which, acted as investment advisor with and into the Alpha/Pimco Bonds Plus Total Return Fund. Pimco Corporation is one of the largest bond managers in the world. The Company utilized this Alpha/Pimco Bonds Plus strategy as a way to create a unique solution to a conservative investor’s dilemma: how to safely invest for income while increasing the asset base of the money invested at a rate greater than inflation on an after-tax basis. The underlying security matures in three years. However, the Company had access and can liquidate the underlying security on 72-hours’ notice. Thus, it is a current asset and is equivalent to cash. The investment strategy involves an investment in three separate “power periods”, late October, late November and late December of each year. This investment was turned into cash in January 2013.

iSatori generally expects to fund expenditures for operations, administrative expenses, marketing expenses, research and development expenses and debt service obligations with internally generated funds from operations, and to satisfy working capital needs from time to time with borrowings under its credit facility pursuant to the Credit Agreement.  iSatori believes that it will be able to meet its debt service obligations and fund its short-term and long-term operating requirements in the future with cash flow from operations and borrowings under its credit facility.  If iSatori is unable to achieve projected operating results and/or obtain additional financing if and when needed, it will be required to curtail growth plans and significantly scale back its activities.  Currently, iSatori continues to focus on working capital management by monitoring key metrics associated with accounts receivable, payroll expenses, marketing expenses and research and development expenses.

Credit Arrangements as of December 31, 2013

As of December 31, 2013, iSatori had outstanding credit indebtedness of $1,220,655, which consisted solely of amounts outstanding under the revolving line of credit.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

Contractual Obligations

As of December 31, 2013, the Company has the following operational lease commitment:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	255,494	82,863	165,726	6,905	-

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

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2013, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management conducted an evaluation of the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, as of December 31, 2013. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2013.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s business is managed under the direction of its Board. In connection with its oversight of the Company’s operations and governance, the Board has adopted, among other things, the following:

•

Corporate Governance Guidelines to implement certain policies regarding the governance of the Company;

•

a Code of Business Conduct and Ethics to provide guidance to directors, officers and employees with regard to certain ethical and compliance issues;

•

Charters of the Audit Committee and the Compensation Committee of the Board;

•

an Insider Trading Policy to facilitate compliance with insider trading regulations;

•

an Audit Committee Whistleblower Policy to allow directors, officers and employees (i) to make confidential anonymous submissions regarding concerns with respect to accounting or auditing matters and (ii) provides for the receipt of complaints regarding accounting, internal controls or auditing; and

•

a Stockholder and Interested Parties Communications Policy pursuant to which holders of our securities and other interested parties can communicate with the Board of Directors, Board Committees and/or individual directors.

Each of these documents can be viewed on the Company’s website, available at: www.isatori.com under the “About Us” tab, subheading “Investor Relations”, subheading “Corporate Policies”.  Copies of the foregoing documents and disclosures are available without charge to any person who requests them. Requests should be directed to iSatori, Inc., Attn: Secretary, 15000 6th Avenue, Suite 202, Golden, Colorado 80401.

The Board meets regularly to review significant developments affecting us and to act on matters requiring its approval. The Board held ten meetings in 2013. No director, during his period of service in 2013, attended fewer than 75% of the total number of meetings of the Board and committees on which he served. Directors are encouraged, but not required, to attend the Annual Meeting.  The Company held its annual 2013 stockholders’ meeting on June 27, 2013.

Name	Age	Position
Stephen Adelé	42	President and Chief Executive Officer

Michael Wilemon	66	Chief Financial Officer and Secretary

Rick Anderson	49	Executive Vice President, Sales

Russell Cleveland	75	Director

Robert Galacke	72	Director

Bradford Morgan	68	Director

Todd Ordal	56	Director

Executive officers

Stephen Adelé – has served as the Company’s Chief Executive Officer and President since April 5, 2012.  Mr. Adelé founded iSatori Technologies, Inc., a Colorado corporation and a predecessor to the Company (“iSatori Tech”), in 2001 and has served as its President and Chief Executive Officer since that time.  Prior to founding iSatori Tech., Mr. Adelé served as vice president for Experimental and Applied Sciences (EAS) from April 1995 to May 2000.  At EAS, Mr. Adelé sourced and secured foreign distribution partners, developed strategic partnerships, set up local manufacturing, and assisted partners in developing strategic growth plans.  In addition, he worked with regulatory agencies to ensure governmentally compliant formulated products and established a distribution center in Tilburg, Netherlands, a well as manufacturing in Germany and New Zealand.

Mr. Adelé earned his bachelor’s degree in finance, with a minor in international studies, from the University of Colorado.  Mr. Adelé is the author of several books on fitness, nutrition and wellness and has published numerous articles on these topics.  As the CEO of iSatori, he was named a finalist for Entrepreneur of the Year by Ernst & Young in 2006 and 2007, named a finalist for “Best Boss in America” by Fortune magazine, won the prestigious Gold Award for growth in small businesses by Nutrition Business Journal, was named Outstanding Young Coloradoan in 2009 and was nominated for Outstanding Young American in 2010.

Michael Wilemon – has served as the Company’s Chief Financial Officer and Secretary since the consummation of the Merger.  Mr. Wilemon joined iSatori Tech in May, 2004 as its Chief Financial Officer. Prior to joining iSatori Tech, Mr. Wilemon served as Vice President and Chief Financial Officer for RMO, Inc. from 1998 through April 2004.  Prior to joining RMO, Inc., Mr. Wilemon served as Controller for American Wyott Corporation from 1996 through 1998 and for SCS/Frigette from 1992 through 1996.  Mr. Wilemon received his bachelor’s degree in accounting from Texas Christian University.

Rick Anderson – has served as the Company’s Exeutive Vice President, Sales since August of 2013. He has over 15 years of demonstrated success in national and international sales and marketing management. His previous stint was with Whole Health Products, an ecommerce and vitamin/supplement company, where he was the CEO, and Spectrum Brands, a worldwide consumer products company. Before that, he had worked for over 10 years at EAS, starting as the Sales and Service Manager and working his way up to Senior Vice President of Sales, followed quickly by becoming Executive Vice President of Sales and Market Development, by leading the sales team from less than $10 million to $280 million in annual sales.

Rick has earned respect and admiration in the sports supplement industry as someone who helps educate (he also worked several years teaching business and economics), support, and inspire his team to achieve and has proven successful in building a strong sales force. Rick holds a B.S. in Business Administration and an M.A. in Educational Psychology from the University of Colorado. Rick joined iSatori in 2013 as the Executive Vice President of Sales.

Directors

Russell Cleveland – Russell Cleveland served as Chairman of the Board and Acting Chief Executive Officer of Integrated from April 1, 2011 through the consummation of the Merger, has been a director of the Company since February 2001 and served as Chairman of the Board during fiscal 2008.  Mr. Cleveland is the President, Chief Executive Officer, sole director and majority shareholder of Renn Capital Group, Inc.  He has served as President, Chief Executive Officer and director of RENN Global Entrepreneurs Fund, Inc. since its inception in 1994.  Mr. Cleveland is a Chartered Financial Analyst with more than 40 years’ experience as a specialist in investments for smaller capitalization companies.  Mr. Cleveland has also served as President of the Dallas Association of Investment Analysts.  He also serves on the Boards of Directors of Cover-All Technologies, Inc. and RENN Entrepreneurial Fund Limited.  Mr. Cleveland is a graduate of the Wharton School of Commerce and Finance of the University of Pennsylvania.

The Company believes that Mr. Cleveland, due to his considerable experience with building successful businesses, as well as his extensive knowledge and understanding of accounting and finance matters, is qualified to be a member of the Board.

Robert M. Galecke – Robert M. Galecke has served as a director of the Company since May 1996.  Mr. Galecke joined the University of Dallas in June 1996 and is currently serving as Executive Vice President.  Mr. Galecke also has been Chairman, President or CEO of public companies in healthcare, real estate and financial services, as well as having spent 20 years in the commercial banking industry. Mr. Galecke received a graduate degree from the School of Banking at the University of Wisconsin, Madison, and a B.S. in Economics from the University of Wisconsin at Stevens Point.

The Company believes that Mr. Galecke, due to his considerable experience managing public companies, as well as his extensive knowledge and understanding of finance matters and commercial banking, is qualified to be a member of the Board.

Bradford Morgan – Bradford Morgan has served as a director of the Company since April 16, 2012.  Mr. Morgan is the President of Cogency, a consulting company specializing in marketing and business strategy. Prior to founding Cogency in 1998, Mr. Morgan served as the Senior Vice President of Harrah’s Entertainment, Inc. from 1994 through 1997. Prior to joining Harrah’s Entertainment, Inc., Mr. Morgan served as Executive Vice President – Marketing and Sales for Visa U.S.A., Inc. from 1988 through 1993.  Sometime prior to Visa U.S.A., Mr. Morgan served as Group Product Manager for Procter & Gamble consumer products company. Mr. Morgan received his bachelors in agricultural economics from Cornell University and his MBA from Colgate Darden School at the University of Virginia.

The Company believes that Mr. Morgan, due to his considerable leadership experience in public companies, as well as his extensive knowledge and understanding of marketing and sales matters, is qualified to be a member of the Board.

Todd Ordal – Todd Ordal has served as a director of the Company since April 16, 2012.  Mr. Ordal is the President and founder of Applied Strategy, LLC, a private consulting company providing consulting and coaching services to chief executive officers and other executives around the word. Prior to founding Applied Strategy, LLC, Mr. Ordal served as Chief Executive Officer of Dore Achievement Centers from December, 2002 until November, 2004.  Prior to joining Dore Achievement Centers, Mr. Ordal served President and Chief Executive Officer of Classic Sports Companies from January, 2001 until December, 2002. Prior to Classic Sport Companies, Mr. Ordal served as a Division President for Kinko’s where he had accountability for $500,000,000 in revenue, 300 stores and 7,000 people. Mr. Ordal served as a member of the board of directors for Kinko’s Service Corporation from July, 1992 until July, 1997. He has also served on several non-profit board and boards of advisors. Mr. Ordal received his bachelors in psychology from Morehead State University and his MBA from Regis University.

The Company believes that Mr. Ordal, due to his considerable experience with growing successful businesses, as well as his extensive knowledge and understanding of marketing and finance matters, is qualified to be a member of the Board.

Family Relationships

There are no family relationships among any of the Company’s directors and executive officers

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC, and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by the SEC’s regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they file with the SEC.

Based solely upon a review of Forms 3 and 4, and amendments thereto, during fiscal 2013, the Company knows of no director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act that failed to file timely any reports required to be furnished pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to directors, officers and employees that complies with the rules and regulations of the NYSE and SEC. The Company’s Code of Business Conduct and Ethics is posted on the Company’s website, at www.isatori.com, under the “About Us” tab, subheading “Investor Relations”, “Corporate Policies.” All amendments to, and waivers granted under, the Company’s code of ethics will be disseminated on the Company’s website in the manner required by SEC and NYSE rules.

Director Independence

The Board has determined that Robert Galecke, Bradford Morgan and Todd Ordal are independent directors based on the New York Stock Exchange definition of independence.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has been an officer or employee of the Company.  None of the Company’s executive officers serves as a member of the Board of Directors or the Compensation Committee of any entity that has one or more executive officers serving on the Company’s Board of Directors, or on the compensation committee of the Company’s Board of Directors.

Board Committees

The composition and primary responsibilities of the Audit Committee and the Compensation Committee are described below.

Audit Committee

The Company has a separately designated Audit Committee, the members of which are Messrs. Galecke, Morgan and Ordal, with Mr. Galecke serving as Chairman.  The primary function of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process.  Among other things, the committee is responsible for reviewing and selecting our independent registered public accounting firm and reviewing our accounting practices and policies, and to serve as an independent and objective party to monitor the financial reporting process.  The Board has determined that each of Messrs. Galecke and Morgan qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K and that each member of the committee is independent under applicable NYSE rules and for purposes of SEC Rule 10A-3, and “financially literate” for purposes of applicable NYSE rules. During 2013, the Audit Committee held four meetings.

Compensation Committee

The Company has a separately designated Compensation Committee, which currently consists of Messrs. Galecke, Morgan and Ordal, with Mr. Ordal serving as Chairman.  The Compensation Committee’s primary function is to discharge the Board’s responsibilities relating to the compensation of our Chief Executive Officer and to make recommendations to the Board regarding the compensation of our other executive officers.  Among other things, the committee reviews and approves corporate goals and objectives for setting Chief Executive Officer compensation, evaluates the performance of the Chief Executive Officer in light of those goals and objectives and sets the compensation of the Chief Executive Officer.  The Board has determined that each member of the committee is (i) independent under applicable NYSE rules, (ii) a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and (iii) an “outside director” as defined in Section 162(m) of the Internal Revenue Code.  During 2013, the Compensation Committee held three meetings.

Director Nominations

A security holder who wishes to recommend a candidate should send complete information regarding the candidate to iSatori, Inc., Attn: Secretary, 15000 6th Avenue, Suite 202, Golden, Colorado 80401.  The information provided with respect to the nominee should include five years of professional background, academic qualifications, whether the nominee has been subject to any legal proceedings in the past ten years, the relationship between the security holder and the nominee, and any other specific experience, qualifications, attributes or skills that qualify the nominee for the Board.  The Board will assess each candidate, including candidates recommended by security holders, by evaluating all factors it considers appropriate, which may include career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge.  In particular, a nominee must:

•

have displayed the highest personal and professional ethics, integrity and values and sound business judgment;

•

be highly accomplished in his or her field, with superior credentials and recognition and broad experience at the administrative or policy-making level in business, government, education, technology or public interest;

•

have relevant expertise and experience and be able to offer guidance and advice to the chief executive officer based on that expertise and experience;

•

with respect to a majority of directors, be independent and able to represent all stockholders and be committed to enhancing long term stockholder value; and

•

have sufficient time available to devote to the activities of the Board of Directors and to enhance his or her knowledge of the Company’s business.

The Board does not have a formal policy with respect to the consideration of diversity when assessing director nominees, but considers diversity as part of its overall assessment of the Board’s functioning and needs. The committee may retain a search firm to assist it in identifying potential candidates, but it has not done so to date.

Outside Advisors

The Board and its committees are free to engage independent outside financial, legal and other advisors as they deem necessary to provide advice and counsel on various topics or issues, at our expense, and are provided full access to our officers and associates.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table - iSatori

The following table shows the compensation of the principal executive officer and the executive officers of iSatori, Inc. whose compensation exceeded $100,000 for the fiscal years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary	Bonus		Option Awards		All Other Compensation	Total
Stephen Adelé	2013	$225,000	$	---	$	---	$8,464	$233,464
CEO and President	2012	$207,500		$9,874		$22,114	$21,520	$261,008
Michael Wilemon	2013	$126,009	$	---	$	---	$5,452	$131,461
CFO and Secretary	2012	$127,330		$7,360		$9,154	$5,824	$149,668

No other executive officer’s salary and bonus exceeded $100,000 annually during the fiscal years ended December 31, 2013 or 2012.

Compensation Discussion and Analysis

Roles of our Compensation Committee and Chief Executive Officer in Compensation Decisions, Use of Compensation Consultants and Compensation Philosophy and Objectives

The Company strives to attract, motivate, and retain high-quality executives by providing total compensation that is performance-based and competitive within the labor market in which the Company competes for executive talent as a public company in a very specialized industry.  Our compensation program is intended to align the interests of management with the interests of stockholders by linking pay with performance, thereby incentivizing performance and furthering the ultimate objective of improving stockholder value.

Base salary amounts of executive officers are reviewed annually.  The Compensation Committee sets the base salary level of our Chief Executive Officer, and, based on input from the Chief Executive Officer, of the other executive officers.

The Compensation Committee has the authority to retain and terminate compensation consultants or other experts to assist the Committee in its evaluation of the Chief Executive Officer, his compensation or the compensation of any of the other executive officers.

Bonus Pool

Pursuant to the terms of our employment agreement with Mr. Adelé, we are obligated to set 8% of our annual net income before taxes above a set hurdle rate aside for a bonus pool to be distributed to our management team at the discretion of the Compensation Committee upon input from our Chief Executive Officer.  During fiscal 2012, the hurdle rate was 8%.  The hurdle rate rose to 9% for fiscal 2013 and will rise to 10% for fiscal 2014.  The bonus can be accrued and paid on a quarterly basis with 70% paid and the remaining 30% carried to year end.  The Company did not achieve the hurdle rate for fiscal 2013. The Company did not achieve the hurdle rate for fiscal 2012, however, in recognition of their efforts in connection with the Merger, and the one-time effect the Merger had on the Company’s net income, our Chief Executive Officer and Chief Financial Officer were given discretionary bonuses of $9,874 and $7,360 during fiscal 2012 respectively.

Pension and Retirement Plans

We do not provide any of our executive officers with pension benefits, deferred compensation or other similar plans other than a tax qualified 401(k) defined contribution plan in which an executive officer is able to participate on the same terms as those offered to other employees, subject to plan qualification rules that limit or prohibit such participation by highly compensated employees.  We have not made any employee matching contributions to our 401(k) plan since its adoption.

Employment Agreement with our Chief Executive Officer

On February 17, 2012, the Company entered into an employment agreement with Stephen Adelé effective upon consummation of the Merger (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Adelé’s annual base salary is set at $225,000.  In addition, Mr. Adelé, is eligible to earn a bonus based upon the financial performance of the Company above established hurdle rates. The term of the Employment Agreement is one year, commencing on the April 5, 2012, and is renewable annually thereafter. Mr. Adele’s current employment agreement runs through April 5, 2015, with no change to the salary or bonus structure.

Stock Option Grants – iSatori

Prior to the Merger, Stephen Adelé, our Chief Executive Officer, and Michael Wilemon, our Chief Financial Offer, were granted options to purchase the stock of iSatori Technologies.  In connection with the Merger, those options were converted into options to purchase stock of the Company.  Mr. Adelé’s options were converted into 322,740 options with an exercise price of $0.57.  Mr. Wilemon’s options were converted into 133,604 options with an exercise price of $0.57.

In conjunction with the 2012 Performance Incentive Plan, on September 17, 2013, the Company issued options to purchase 50,000 shares of the Company stock to Rick Anderson, having an exercise price of $2.10, and which contain three year vesting schedules of 1/3 each year through September 2015. These options are due to expire on September 17, 2023.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Stephen Adelé	322,740	—	$0.57	2/16/2022
Michael Wilemon	—	—	—	—
Rick Anderson	—	50,000	2.10	9/17/2023

Director Compensation

Following consummation of the Merger, directors, other than Mr. Adelé and Mr. Cleveland, have been compensated with cash payments of $1,250 per quarter, payable in arrears, beginning on June 30, 2012.  Directors, other than Mr. Adelé and Mr. Cleveland, also receive an annual grant of restricted shares, vesting one year from the grant date, with a market value of $5,000 based on the trailing five day average Company stock price. The first such grant occurred on May 7, 2012 with future grants to occur on or around April 30 of each year.  In addition, the chair of the Audit Committee of the Board receives an additional cash payment of $312.50 per quarter and an additional annual grant of restricted shares with a market value of $1,250.

The following table shows the compensation of the directors of iSatori for the fiscal year ended December 31, 2013. The compensation paid to Mr. Adelé as an executive office is set forth in the Summary Compensation Table above. Mr. Adelé did not receive any addition compensation related to his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation (1)		Total
Russell Cleveland	$—	$—	$—	$—		$—
Robert Galecke	6,250	6,250	—	—		12,500
Bradford Morgan	5,000	5,000	—	16,000	(1)	26,000
Todd Ordal	5,000	5,000	—	—		10,000

(1)  These fees represent payments made to Cogency, an entity wholly owned by Mr. Morgan, for professional marketing consulting services.  Mr. Morgan has provided such services to the Company on an as-needed basis since 2004.

Compensation Committee Interlocks and Insider Participation

Messrs. Galecke, Morgan and Ordal served as members of the Compensation Committee during the last fiscal year.  No member of the Compensation Committee during fiscal 2013 was an officer, former officer or employee of the Company or had any reportable financial relationship with the Company other than the compensation they received for serving as independent directors of the Company.  The Company is not aware of any interlocks or insider trading participation required to be disclosed under applicable rules of the SEC.  We had no compensation committee interlocks with any entity in fiscal 2013.

Compensation Committee Report

Throughout fiscal 2013, the Compensation Committee of the Board was comprised of three directors (Messrs. Galecke, Morgan and Ordal).

The Compensation Committee has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2013 with management. Based on this review and discussion, the Compensation Committee recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year 2013.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of the Company’s common stock as of March 20, 2014, by: (i) each person known by us to be the owner of more than 5% of our outstanding shares of the Company’s common stock, (ii) each officer and director and (iii) all officers and directors as a group. Each stockholder’s beneficial ownership is based on 12,879,651 shares of Company common stock outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage Ownership
Stephen Adelé (3) Chief Executive Officer and President	7,005,444	53.06%
Russell Cleveland(4)(5) Director	4,444,378	32.79%
Robert M. Galecke(6) Director	53,114	* %
Bradford Morgan(7) Director	4,146	* %
Todd Ordal(8) Director	4,146	* %
Michael Wilemon Chief Financial Officer and Secretary	111,731	* %
Executive officers, directors and director-nominees as a group(9)	11,622,959	83.57%

RENN Universal Growth Investment Trust PLC(10)	3,159.370	23.61%
RENN Global Entrepreneurs Fund Inc.(11)	1,284,999	9.85%

 *

Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)

Unless otherwise indicated, the address for each director and officer is c/o iSatori, Inc., 15000 W. 6th Avenue, Suite 202, Golden, Colorado 80401. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The information in this table is based on statements in filings with the SEC, or other reliable information available to the Company.

(2)

Beneficial ownership of shares and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying warrants held by that individual or entity that are either currently exercisable or exercisable within 60 days from March 20, 2014 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity.

(3)

Stephen Adelé Enterprises, Inc. is the record holder of 6,680,203 of these shares. Mr. Adelé is the sole stockholder of Stephen Adelé Enterprises, Inc., and may be considered to have beneficial ownership of the Stephen Adelé Enterprises, Inc.’s interests. Includes currently exercisable options to purchase 322,741 shares of common stock and 2,500 shares of common stock owned by Mr. Adelé’s children.

(4)

Includes 3,771,869 shares of common stock, 667,359 shares of common stock issuable upon the exercise of warrants, 1,900 shares of common stock issuable upon conversion of Series A Preferred Stock and 3,250 shares of common stock issuable upon the conversion of Series D Preferred Stock, all held by funds to which RENN Capital Group, Inc. serves as investment manager.

(5)

Mr. Cleveland is employed as President and CEO of RENN Capital Group, Inc., which serves as investment manager to RENN Global Entrepreneurs Fund, Inc. and to RENN Universal Growth Investment Trust PLC. Mr. Cleveland disclaims beneficial ownership of all shares held by RENN Global Entrepreneurs Fund, Inc. and to RENN Universal Growth Investment Trust PLC except to the extent of his pecuniary interest therein.

(6)

Includes 20,360 shares of common stock, 17,519 which are restricted shares, 31,918 shares of common stock issuable upon the exercise of options and 836 shares of common stock issuable upon the exercise of warrants.

(7)

Includes 1,873 restricted shares.

(8)

Includes 1,873 restricted shares.

(9)

Includes 10,594,955 shares of common stock, currently exercisable options to purchase 354,659 shares of common stock, 668,195 shares of common stock issuable upon the exercise of warrants, 1,900 shares of common stock issuable upon conversion of Series A Preferred Stock and 3,250 shares of common stock issuable upon the conversion of Series D Preferred Stock.

(10)

Includes 2,658,070 shares of common stock, 498,725 shares of common stock issuable upon the exercise of warrants, 950 share of common stock issuable upon conversion of Series A Preferred Stock and 1,625 shares of common stock issuable upon the conversion of Series D Preferred Stock.  The address for this company is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(11)

Includes 1,113,790 shares of common stock, 168,634 shares of common stock issuable upon the exercise of warrants and 1,625 shares of common stock issuable upon the conversion of Series D Preferred Stock.  The address for this company is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

No reportable related transactions occurred in fiscal 2013 and, there are no agreements or arrangements in place that would result in a reportable related transaction.

Review, Approval or Ratification of Transactions with Related Parties

The Board of Directors will review and approve all relationships and transactions in which it and its directors, director nominees and executive officers and their immediate family members, as well as holders of more than 5% of any class of its voting securities and their family members, have a direct or indirect material interest. In approving or rejecting such proposed relationships and transactions, the Board shall consider the relevant facts and circumstances available and deemed relevant to this determination.

ITEM 14.

PRINCIPAL ACCOUNTING FEE AND SERVICES.

The Audit Committee of the board of directors has retained EKS&H LLLP (“EKS&H”) as our independent public accounting firm (our independent auditor). EKS&H audited our financial statements for the year ended December 31, 2013. The audit reports of EKS&H on our consolidated financial statements as of and for the year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit Committee Pre-Approval Policies and Procedures

To help assure independence of the independent auditor, the Audit Committee has established a policy whereby all audit, review, attest and non-audit engagements of the principal auditor or other firms must be approved in advance by the Audit Committee; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. This policy is set forth in our Audit Committee Charter. Of the fees shown above in the table, which were paid to our independent auditor, 100% were approved by the Audit Committee.

Fees Paid to Independent Registered Public Accountants

The following is a summary and description of fees for services for the fiscal years ended December 31, 2013 paid to EKS&H, LLP.

Services	2013
Audit Fees	$70,000
Accounting and Tax Research	5,250
All Other Fees	3,610
Total	$78,860

The following is a summary and description of fees for services for the fiscal years ended December 31, 2012 paid to Hein & Associates, LLP.

Services	2012
Audit Fees	$122,235
Accounting and Tax Research
All Other Fees
Total	$122,235

Audit Fees. Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our quarterly reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings.

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

3.3	Certificate of Amendment to the Certificate of Incorporation of Integrated Security Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 11, 2011).
3.4	Certificate of Amendment to the Certificate of Incorporation of iSatori, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 11, 2014).
3.5	Amended and Restated Bylaws of Integrated Security Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 26, 2014).
4.1	Specimen certificate for Common Stock of Integrated Security Systems, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (No. 33-59870-FW)).
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

4.6

Investor Rights Agreement, dated as of April 5, 2012, by and among Integrated Security Systems, Inc., RENN Capital Group, Inc. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on April 9, 2012).

10.1+	Integrated Security Systems, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-76558)).
10.2+	Integrated Security Systems, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-163604)).
10.3+	iSatori 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on April 30, 2013)
10.4+	iSatori 2012 Employee Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on April 30, 2013).

10.5

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

10.11+

Amended and Restated Executive Employment Agreement, dated as of February 17, 2012, by and between Integrated Security Systems, Inc. and Stephen Adelé (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on April 9, 2012).

10.12

Business Loan Agreement, dated as of July 16, 2012, by and between iSatori, Inc. and Colorado Business Bank. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1  filed on April 30, 2013).

10.13

Letter Agreement, dated as of March 22, 2013, amending that certain Business Loan Agreement, dated as of July 16, 2012, by and between iSatori, Inc. and Colorado Business Bank. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1  filed on April 30, 2013).

21.1	Subsidiaries of iSatori, Inc. (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed on April 9, 2012).
23.1*	Consent of Hein & Associates LLP.
23.2*	Consent of EKS&H, LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

•

Filed herewith

+

Management contract of compensatory plan arrangement

**

Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSATORI, INC.

By:	/s/ Stephen Adelé
Name:	Stephen Adelé
Title:	Chief Executive Officer, President and Director

Dated: March 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Adelé	Chief Executive Officer, President and Director	March 20, 2014
Stephen Adelé	(Principal Executive Officer)

/s/ Michael Wilemon	Chief Financial Officer (Principal Financial and	March 20, 2014
Michael Wilemon	Principal Accounting Officer)

/s/ Russell Cleveland	Director	March 20, 2014
Russell Cleveland

/s/ Robert M. Galecke	Director	March 20, 2014
Robert M. Galecke

/s/ Bradford Morgan	Director	March 20, 2014
Bradford Morgan

/s/ Todd Ordal	Director	March 20, 2014
Todd Ordal

Consolidated Financial Statements and Related Footnotes

December 31, 2013 and 2012

iSatori, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

iSatori, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheet of iSatori, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSatori, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/EKS&H LLLP

March 20, 2014

Denver, Colorado

iSatori, Inc.

Consolidated Balance Sheets

December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$822,876	$1,655,453
Investments	0	965,886
Accounts receivable
Trade, net of allowance for doubtful accounts	2,398,178	1,240,736
Income tax receivable	102,452	102,452
Note receivables - current portion	11,013	9,850
Inventories	1,985,764	1,292,105
Assets held for sale	108,228	29,338
Deferred tax asset, net	53,081	119,032
Prepaid expenses	222,466	156,431
Total current assets	5,704,058	5,571,283

Property and equipment:
Leasehold improvements	11,485	0
Furniture and fixtures	112,362	56,680
Office equipment	52,908	36,600
Computer equipment	312,403	323,648
Dies and cylinders	43,942	49,422
Less accumulated depreciation	(359,464)	(333,388)
Net property and equipment	173,636	132,962
Note receivable – net of current portion	81,714	81,714

Other assets:
Deferred tax asset, net	147,941	97,844
Deposits and other assets	61,167	47,331
Total other assets	209,108	145,175
Total assets	$6,168,516	$5,931,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,248,490	$518,150
Accrued expenses	187,608	242,301
Deferred revenues	292,215	0
Line of credit, less debt discount	1,220,655	1,173,155
Notes payable	20,464	0
Total current liabilities	2,969,432	1,933,606
Long-term liabilities
Derivative liability	471,015	701,852

Commitments and contingencies (Notes 1,2,5, and 6)

Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 12,879,651 shares issued and outstanding	128,797	126,228
Additional paid-in capital	4,731,535	4,343,069
Accumulated deficit	(2,132,488)	(1,173,846)
Total stockholders’ equity	2,728,069	3,295,676
Total liabilities and stockholders' equity	$6,168,516	$5,931,134

The accompanying notes are an integral part of these consolidated financial statements

iSatori, Inc.

Consolidated Statements of Operations

December 31, 2013 and 2012

	For the Years Ended December 31
	2013	2012
Revenues:
Product revenue (Net of returns and discounts)	$10,507,038	$9,086,538
Royalty revenue	115,749	109,613
Other revenue	42,251	148,051
Total revenue	10,665,038	9,344,202

Cost of sales	4,686,708	3,477,741
Gross profit	5,978,330	5,866,461

Operating Expenses:
Selling and marketing	2,974,203	2,558,574
Salaries and labor related expenses	2,241,470	1,918,033
Administration	1,586,526	1,381,560
Depreciation and amortization	95,148	79,525
Total operating expenses	6,897,347	5,937,692

Loss from operations	(919,017)	(71,231)

Gain on sale of product lines	0	499,525
Other income (expense)	74,346	(686,470)
Financing expense	(78,533)	(566,634)
Interest expense	(32,610)	(205,091)

Loss before income taxes	(955,814)	(1,029,901)

Income tax expense	(2,828)	(737)

Net loss	$(958,642)	$(1,030,638)

Net loss per common share
Basic	$(0.08)	$(0.09)
Diluted	$(0.08)	$(0.09)

Weighted average shares outstanding:
Basic	12,763,946	11,103,585
Diluted	12,763,946	11,103,585

The accompanying notes are an integral part of these consolidated financial statements

iSatori, Inc.

Consolidated Statements of Operations

December 31, 2013 and 2012

							Total
	Preferred Stock ($0.01 Par)		Common Stock ($0.01 Par)		Additional	Retained Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Paid -in Capital	(Accumulated Deficit)	Equity
Balances, January 1, 2012			6,680,203	$66,802	$(22,818)	$221,198	$265,182
Net loss						$(1,030,638)	$(1,030,638)
Distributions						$(364,406)	$(364,406)
Merger with and into IZZI	22,500	$225	5,443,565	$54,436	$3,855,951		$3,910,612
Conversion of Note Payable			493,252	$4,933	$245,067		$250,000
Issuance of shares to the Board of Directors			5,736	$57	$15,717		$15,774
Share Based Compensation					$249,152		$249,152
Balances, December 31, 2012	22,500	$225	12,622,756	$126,228	$4,343,069	$(1,173,846)	$3,295,676

Net Loss						$(958,642)	$(958,642)
Share Based Compensation					$320,050		$320,050
Exercise of Warrants/Options			249,508	$2,496	$52,239		$54,735
Issuance of shares to the Board of Directors			7,387	$73	$16,177		$16,250
Balances, December 31, 2013	22,500	$225	12,879,651	$128,797	$4,731,535	$(2,132,488)	$2,728,069

The accompanying notes are an integral part of these consolidated financial statements

iSatori, Inc.

Consolidated Statements of Cash Flow

December 31, 2013 and 2012

	For the Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(958,642)	$(1,030,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,148	79,525
Amortization of debt discount	0	50,452
Amortization of debt issuance costs	0	152,867
Share based compensation expense	336,300	85,899
Change in value of assets held for sale	(105,809)	(12,574)
Allowance for bad debts	0	25,978
Change in fair value of derivative liability	(143,082)	788,274
Gain from the sale of product line	0	(499,525)
Provision for (benefit from) deferred income taxes	(17,501)	35,369
Change in assets and liabilities:
Accounts receivable	(1,157,442)	(302,895)
Notes receivable	(1,163)	8,894
Inventory	(693,659)	(534,855)
Prepaid expenses	(66,035)	(25,688)
Deposits and other assets	(13,836)	326,069
Trade accounts payable	730,340	(251,497)
Accrued expenses	(54,693)	29,385
Deferred revenues	292,215	0
Income taxes	0	(47,611)
Net cash used in operating activities	(1,757,859)	(1,122,571)

Cash flows from investing activities:
Purchase of property and equipment	(135,822)	(71,756)
Proceeds from the sale of product line	0	500,000
Proceeds from the sale of assets held for sale	26,919	0
Purchase of investments	0	(965,886)
Sale of investments	965,886	0
Net cash provided by (used in) investing activities	856,983	(537,642)

Cash flows from financing activities:
Proceeds from notes payable	25,101	0
Payment of notes payable	(4,637)	(766,809)
Payment of vendor notes	0	(1,000)
Proceeds from line of credit	97,500	5,047,858
Repayment of line of credit	(50,000)	(4,695,508)
Proceeds from the exercise of stock options	335	0
Deferred offering costs	0	(767,507)
Cash acquired in merger	0	4,498,430
Distributions to shareholder	0	(364,406)
Net cash provided by financing activities	68,299	2,951,058

Net increase (decrease) in cash	(832,577)	1,290,845
Cash and cash equivalents, beginning of year	1,655,453	364,608
Cash and cash equivalents, end of year	$822,876	$1,655,453

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	49,761	216,363
Cash paid for taxes	6,863	0
Non-cash transactions:
Conversion of notes payable to common stock	0	250,000
Decrease in warrant derivative liability due to warrant exercise	87,755	0
Decrease in deferred tax asset due to warrant exercise	33,355	0
Cashless exercise of options/warrants	2,161	0
Issuance of shares to the Board of Directors	73	0

The accompanying notes are an integral part of these consolidated financial statements

iSatori, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Business

iSatori Technologies, LLC (the “Predecessor Company”) was formed under the laws of the State of Colorado on June 14, 2004.  On June 1, 2011, LS7 Products, LLC (d/b/a iSatori Global Technologies, LLC), a Colorado limited liability company and wholly owned subsidiary of the Predecessor Company (“LS7”), Eat-Smart, LLC a Colorado limited liability company and wholly owned subsidiary of the Predecessor Company (“Eat-Smart”), and Energize Solutions, LLC, a Colorado limited liability company and wholly owned subsidiary of the Predecessor Company (“Energize”), were merged with and into the Predecessor Company and Right Lane Publishing Inc., a Colorado subchapter S corporation and wholly owned subsidiary of the Predecessor Company (“Right Lane”), was distributed to Stephen Adele Enterprises, Inc., the Predecessor Company’s sole shareholder (collectively, the “Reorganizations”). On June 1, 2011, after consummation of the Reorganizations, the Predecessor Company converted to a corporation pursuant to the laws of the State of Colorado changing its name to iSatori Technologies, Inc. (“iSatori Technologies”).

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

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation. Such reclassifications include moving Coupon expense from Selling and marketing expense to Product revenue (net of returns and discounts) and moving the income (expense) in the Change in the value of derivative instruments from Financing expense to Other income (expense) on the consolidated statement of operations. On the consolidated balance sheet, Debt issuance costs and Deferred Offering costs have been consolidated into Deposits and other assets.  These had no effect on net income.

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

At December 31, 2013 and December 31, 2012, the financial instruments of the Company consisted principally of cash and cash equivalents, investments, receivables, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$822,876	$822,876	$1,655,453	$1,655,453
Investments	$0	$0	$965,886	$965,886
Receivables	$2,398,178	$2,398,178	$1,240,736	$1,240,736
Accounts payable	$1,248,490	$1,248,490	$518,150	$518,150
Derivative liability	$471,015	$471,015	$701,852	$701,852

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 10-60 days from the invoice date. Accounts are considered delinquent when outstanding for more than seven days past due date. The Company does not have a policy of accruing interest on past due accounts. Payments on trade receivables are applied as instructed per the customer, or to the earliest unpaid invoices. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on management’s historical collection experience, adverse situations that may affect the customer’s ability to repay, and prevailing economic conditions.  Specific accounts deemed uncollectible are written off periodically with subsequent receipts on previously written off accounts credited to bad debt expense.  The allowance for doubtful accounts is $0 for each of the periods ended December 31, 2013 and December 31, 2012. Receivables at each of the below respective periods consisted of the following:

	December 31, 2013	December 31, 2012
Trade Receivables	$2,323,522	$898,009
Other	$74,656	$342,727
Allowance for doubtful accounts	$(0)	$(0)
Totals	$2,398,178	$1,240,736

In addition, the Company has recorded an allowance for customer returns in the amount of approximately $70,000 at December 31, 2013 and $68,000 at December 31, 2012 in accrued expenses.

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	December 31, 2013	December 31, 2012
Labels and packaging	$120,057	$129,640
Raw materials	$207,320	$0
Finished goods	$1,658,387	$1,162,465
Totals	$1,985,764	$1,292,105

Notes Receivable

The Predecessor Company disposed of a dormant product line of vitamins in December 2010. As part of the consideration in this divestiture, the Company received from the purchaser of this product line an unsecured note in the amount of $170,000. The original note was due to be repaid on or before March 2014, where interest accrued principally at an annual rate of 5%, based upon the initial $170,000 principal and was payable monthly. As of March 31,  2013, the note was novated and a new promissory note was issued to reflect a modification in the payment terms, which includes no interest. The total amount to be repaid is the open principal amount of $118,608 at December 31, 2013 with $0 interest, and is due to be repaid on or before May 1, 2017. An allowance in the amount of $25,881 has been recorded against the aforementioned balance.

Property and Equipment

Property and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets, ranging from three to ten years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are thereafter removed from the respective accounts and any gain or loss is credited or charged to income. Total depreciation expense was $83,450 and $76,266 for the years ended December 31, 2013 and 2012, respectively.

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

Intangible assets are discussed below. Amortization for financial accounting purposes is computed using the straight-line method over the estimated useful lives of the respective assets which range from three to ten years. Amortization for 2013 and 2012 totaled $11,698 and $3,259, respectively.

	Balance at December 31, 2013	Balance at December 31, 2012
Amortized intangible assets:
Website	$38,355	$146,862
Patents	$341	$341
Trademarks	$100	$3,830
TOTAL	$38,796	$151,033
Accumulated Amortization	$(12,090)	$(120,179)
TOTAL	$26,706	$30,854

Future Amortization for the years ending December 31:

2014	$12,800
2015	$12,785
2016	$1,121

Revenue Recognition

The Company operates predominantly as a distributor of its dietary supplement products through traditional large retailers and electronic intermediaries. Revenue from product sales is recognized upon transfer of title of the Company’s product to its customers. Net sales represent product sales less actual returns, allowances, discounts, and promotions. Sales to direct customers have an unconditional money back guarantee for thirty to sixty days after the date of purchase. Sales to several of the retail customers carry a “Sale or Return” Purchase agreement per contract, where if minimum sales thresholds are not met within required timeframe, the inventory will be returned to the Company for full credit.  Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, allowances and discounts, and coupons were $2,114,060 and $1,761,203 for the years ending December 31, 2013 and 2012, respectively.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 7, “Income Taxes”. For the year ended December 31, 2011 and future years, the Company will file a consolidated federal income tax return. For state income tax purposes, the Company will also file a consolidated return in the states requiring the filing of such returns.

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

Leases

The Company leases its headquarters facility, comprising approximately 10,044 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense for the year ended December 31, 2013 was $82,863 and $57,108  for 2012. The lease expired on September, 30, 2012, and a new lease was signed on November 1, 2012 for a term of four years and three months, which included the expansion of the lease space from the original 7,120 to a total of 10,044 square feet to accommodate growth. The Company assumed the new addition in February of 2013. Future payments under the newly signed lease are $255,494. The Company also leases miscellaneous office and warehouse equipment. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable.

Future Payments

2014	$82,863
2015	$82,863
2016	$82,863
2017	$6,905
Total	$255,494

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

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print and television when the advertisement has been broadcast or otherwise distributed.  The Company records website costs related to its direct-to-consumer advertisements in accordance with FASB ASC 340-20 “Capitalized Advertising Costs”.    In accordance with FASB ASC 340-20, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisements to probable future revenue. As of December 31, 2013 and December 31, 2012, the Company had deferred $7,651 and $3,641 respectively, related to such advertising costs. This amount is included in Deposits and other assets and is being amortized over a one year period. Total Marketing expenses for the years ended December 31, 2013 and 2012, totaled $2,232,548 and $1,952,333, respectively.

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs of $162,297 and $37,234 for December 31, 2013 and 2012, respectively, are included in selling and marketing expense.

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

Customers whose revenue balance exceeds 10% of the account balance are disclosed below with corresponding accounts receivable balance outstanding at year end:

	2013		2012
Customer	% of Revenues	A/R balance	% of Revenues	A/R balance
A	35%	61%	28%	46%
B	9%	2%	14%	8%
C	14%	10%	10%	13%

Vendors whose purchase balance exceeds 10% of the inventory purchases are disclosed below with corresponding accounts payable balance outstanding at year end.

	2013		2012
Vendor	% of Purchases	A/P balance	% of Purchases	A/P balance
A	47%	14%	48%	64%
B	10%	3%	14%	0%

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include but are not limited to the fair value determination of derivative instruments, NOL allowance, sales returns allowance and allowance for notes receivable.

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

Since the Company reflected a net loss for the years ended December 31, 2013 and 2012, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of December 31, 2013 and December 31, 2012:

	2013	2012
Stock options (exercise price – $0.573-$2.50/share)	703,295	1,103,276
Warrants (exercise price – $0.001-$0.57/share)	928,881	577,513
Total common stock equivalents	13,862,879	14,303,545

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

Note 2 - Endorsement / Spokesperson / Consulting Agreements

The Company is obligated under various endorsement, spokesperson and consulting agreements with varying original terms ranging from one to three years. These endorsers, spokespersons and consultants are generally paid a monthly fee for their services, including promotion and marketing activities per the agreements. All of these agreements may be terminated by either party upon breach or default in the terms of the agreements. The Company expensed $161,950 and $232,248 under these agreements in 2013 and 2012, respectively.

Future payments of the above mentioned contracts will run through 2014, for a total expense of $27,600.

Note 3 - Retirement Plan

Eligible employees may enroll in an company-sponsored 401(k) plan. New enrollees are able to join the plan in the calendar quarter in which they become eligible. The Company may also make a match at its discretion. During calendar years 2013 and 2012, there were no matches under this plan made by the Company.

Note 4 - Sale of Product Line

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

Note 5 - Contingencies

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

Note 6 - Litigation

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

D. Tawnsaura brought a class action complaint against the Company and 56 other retailers/distributors for infringement of a patented ingredient “Citrulline Malate”.  This ingredient is utilized by the Company in certain of its product formulations. The court ordered the plaintiffs to resubmit their complaint and make it legally sufficient, which occurred on October 31, 2012.  As result of two developments in this case; 1) the Court’s construction of the term “L-citrulline” (in the 107 patent) to include citrulline malate and 2) the defendants’ new assertion of “inequitable conduct stemming from the inventor’s withholding important prior art and other relevant information from disclosure to the Patent and Trademark Office, “PTO”, the plaintiff has requested to the PTO an “ex parte reexamination” of the 107 patent. The Company and many of the other defendants are contesting the alleged patent position of the plaintiff; accordingly, all parties in this matter have filed a motion to stay the entire case until the PTO has ruled on the plaintiff’s request. During November 2013 a settlement was reached between Tawnsaura and the Company and a patent utilization arrangement was reached and the suit was dismissed.

On May 17, 2013 and on January 31, 2014 the Company received demand letters from the Environmental Research Corporation, “ERC” requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  In October, while the Company was awaiting the results of the compliance testing, ERC contacted the Company again requesting settlement to their initial demand letter. And in February 2014, before compliance testing or any other demand letter validation was completed, ERC contacted the Company again requesting settlement to their second demand letter.  The Company is in communication with ERC and expects prompt resolution to this issue.  The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

Note 7 - Income Taxes

For the year ended December 31 2013, the Company recognized income tax expense of $2,828.  For the year ended December 31 2012, the Company recognized income tax benefit of $737, which reflects the adjustment of the above mentioned net tax asset in the amount of $67,083, offset by the net tax expense of the year totaling $66,346.

At December 31, 2013 and 2012, management believes there are no uncertain tax liabilities. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2013 or 2012.

The Company files income tax returns in U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. The 2013 tax year remains open to examination by taxing jurisdictions to which the Company is subject.

Income tax provision for the periods December 31, 2013 and December 31, 2012 consists of the following:

	12/31/2013	12/31/2012
Current tax expense (benefit)
Federal	$18,438	$105,571
State	1,890	(37,751)
	20,328	67,820
Deferred tax expense (benefit):
Federal	(18,756)	(67,083)
State	1,256	-
	(17,500)	(67,083)
Total	2,828	737

The reconciliation of the results of applying the Company's effective statutory federal income tax rate of 35% for December 31, 2013 and December 31, 2012 to the Company's income before taxes and the Company's provision for income taxes is as follows:

	12/31/2013	12/31/2012
Federal income taxes	35.0%	35.0%
State income taxes	2.18%	3.0%
Permanent items	-9.60%	-1.6%
Current year losses not utilized	-27.9%	-36.5%
	0.3%	0.0%

The components of the deferred tax assets, net of deferred tax liabilities for each period are:

	12/31/2013	12/31/2012
Inventory	$32,709	$17,150
Allowance for doubtful accounts	26,506	26,055
Deferred revenue	111,069	-
Other	9,865	1,087
Current Deferred Tax Assets	180,149	44,292

Net operating loss	410,140	11,041,594
NOL valuation allowance	(410,140)	(11,041,594)
FV of derivatives	179,030	266,770
Share based compensation	21,589	22,349
Long term deferred tax assets	200,619	289,119
Total deferred tax assets	380,768	333,411

Unrealized gain on marketable securities	(41,137)	0
Prepaid expenses	(85,931)	(58,054)
Current deferred tax liabilities	(127,068)	(58,054)

Property & equipment	(43,853)	(47,287)
Goodwill and other intangibles	(8,825)	(11,194)
Long term deferred tax liabilities	(52,678)	(58,481)
Total deferred tax liabilities	(179,746)	(116,535)
Net Deferred tax asset	$201,022	$216,876

As of December 31, 2013, the Company has federal and state income tax net operating loss (NOL) carryforwards of $1,079,046 which will expire at various dates from 2032 through 2033. The NOLs are projected to expire as follows:

2032	$434,814
2033	644,232
1,079,046

NOL from Predecessor Company

At December 31, 2013, approximately $8.208 million of net operating loss carryforwards for federal income tax purposes and approximately $8.208 million of net operating loss carryforwards for state income tax purposes, existed and were previously generated by a predecessor company.  The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code.  According to a preliminary analysis performed by the Company, it was determined that these net operating loss carryforwards would not currently be available for utilization by the Company.  As such, these net operating loss carryforwards which had previously been 100% allowed for, have been removed from the deferred tax assets.  The availability of the net operating loss carryforwards may be analyzed further in future accounting periods.  If a positive determination is made, the net operating loss carryforwards might then be reported as deferred tax assets of the Company.

NOL from iSatori

Based upon past financial performance, the company has not been able to utilize certain NOL carryforwards. In recognition of this risk, a valuation allowance of $410,140 has been provided on the deferred tax assets relating to the NOL carryforwards.  Should future financial performance change and it is determined the company can realize the use of these NOLs, the appropriate tax expense and equity adjustments will be made.

Note 8 - Stockholders’ Equity

At December 31, 2013, there were 12,879,651 shares of common stock, par value $.01 per share, outstanding for the Company.

Effective February 16, 2012, in connection with the $250,000 Convertible Promissory Note dated October 15, 2010 between the Company and James and Kristin Black, the Company exchanged 493,252 Common Shares of stock for the cancellation of the Note Payable. In accordance with the terms of the Merger, the total number of shares was reduced to 329,502.

Warrant Grants

As of December 31, 2013, there were common stock warrants outstanding to purchase aggregate shares of common stock pursuant to the warrant grants described below.

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

On June 17, 2011 the Company also issued warrants to purchase 50,000 shares of the common stock of the Company to AVIDBank Corporate Finance, a division of AVIDBank, with an exercise price equal to one-hundredth of a dollar in connection with the $1.0 million revolving line of credit arrangement (See Note 10, Revolving Lines of Credit and Related Interest).  These warrants are fully vested and expire on June 17, 2016. Upon completion of the Merger, the total number of warrants to purchase such shares was reduced to 33,401 and the per share exercise price remained the same. These warrants were exercised in full on June 28, 2013, and 33,401 shares of common stock were issued to AVIDBank.

On July 15, 2011 the Company issued warrants to purchase 3% of fully diluted shares of the common stock of the Company to Breakwater Structured Growth Opportunity Fund, L.P., with an imputed exercise price equal to approximately one-hundredth of a dollar in connection with the $1.025 million subordinated mezzanine loan arrangement (See Note 9, Long Term Indebtedness and Interest).  These warrants are fully vested and expire on June 15, 2016. In accordance with the terms of the Merger, the total number of warrants to purchase such shares was increased from 328,411 shares to 420,549 and the per share exercise price remained the same.

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

The Company applied fair value accounting for all share based payments awards. The fair value of each warrant granted is estimated each quarter using the Binomial Lattice Model option-pricing model. These valuations resulted in net income of $143,082 in the Statement of Operations for the twelve month period ended December 31, 2013.  In addition, as of June 28, 2013, $87,755 was reclassified to additional paid in capital from derivative liability due to the exercise of the AVIDBank warrant.

February 2012 Management Options

Effective February 16, 2012, the Company issued options to purchase 1,233,129 shares of the Company stock to eight management employees, having an initial exercise price of $0.38, and which contain various vesting schedules and expiration dates. Upon completion of the merger, the total number of options to purchase such shares was reduced to 823,757 and the per share exercise price was correspondingly adjusted to $0.573 per share in accordance with the terms of the Merger Agreement. In 2012, one management employee left prior to vesting, forfeiting the option to purchase 50,102 shares.

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, for a total valuation of $56,799, which is the net of the $61,495 which was expensed in full on the date of the grant less the $4,696 which was later reversed upon the forfeiture of the option to purchase 50,102 shares. The Black-Scholes assumptions used when the options were issued in the year ended December 31, 2012 are as follows:

Exercise price	$0.383
Expected dividends	0%
Expected volatility	45.85%
Risk fee interest rate	2.23%
Expected life of option	5-7 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity, which reflects the converted amounts per the Merger Agreement:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance – December 31, 2011	-
Granted	823,757	$0.573	9.167 years
Exercised	-
Forfeited/cancelled	(50,102)	0.573
Balance – December 31, 2012	773,655	0.573	9.167 years
Granted	-
Exercised	(133,604)	0.573
Forfeited/Cancelled	-
Balance – December 31, 2013 – outstanding	640,051	$0.573	8.167 years
Balance – December 31, 2013 – exercisable	555,504	$0.573	8.167 years

Outstanding options held by related parties – 2013	640,051
Exercisable options held by related parties – 2013	555,504

2012 Performance Incentive Plan

On September 27, 2012, the Company’s Board of Directors approved the 2012 Performance Incentive Plan (the Plan”). The Plan allows the Company to promote the success of the Corporation and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. Any stock option granted in the form of an incentive stock option will be intended to comply with the requirements of Section 422 of the Code. Only stock options granted to employees qualify for incentive stock option treatment. A stock option may be exercised in whole or in installments, which may be cumulative. Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of the exercise in cash or such other consideration determined by the compensation committee. Payment may include tendering shares of common stock or surrendering of a stock award, or a combination of methods.

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

On September 28, 2012, the Company issued options to purchase 54,479 shares of the Company stock to ten employees, having an exercise price of $2.25, and which contain three year vesting schedules of 1/3 each year through September 2015. These options are due to expire on September 27, 2022.

On September 17, 2013, the Company issued options to purchase 50,000 shares of the Company stock to one employee, having an exercise price of $2.10, and which contain three year vesting schedules of 1/3 each year through September 2015. These options are due to expire on September 17, 2023.

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, for a total valuation of $51,978, which will be expensed over the three year vesting period. The expense realized for the year ending December 31, 2013 was $20,022. The Black-Scholes assumptions used when the options were issued in the year ended December 31, 2012 are as follows:

	FY 2013	FY 2012
Exercise price	$2.10	$2.25
Expected dividends	0%	0%
Expected volatility	45.95%	43.84%
Risk fee interest rate	2.26%	Between 0.72- 1.18%
Expected life of option	Between 5.5-6.5 years	Between 5.5-6.5 years
Expected forfeiture	0%	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance – December 31, 2011	-
Granted	54,519	$2.25	9.75 years
Exercised	-
Forfeited/cancelled	-
Balance – December 31, 2012	54,519	$2.25	8.75 years
Granted	50,000	$2.10	9.75 years
Exercised	(3,973)	$2.25
Forfeited/cancelled	(9,908)	$2.25
Balance – December 31, 2013 – outstanding	90,638	$2.17	9.30 years
Balance – December 31, 2013 – exercisable	14,186	$2.25	8.75 years

Outstanding options held by related parties – 2013	90,638
Exercisable options held by related parties – 2013	14,186

Contractor Warrant and Option

On September 6, 2012, the Company entered into a one year investor relations consulting contract with RJ Falkner & Company, Inc (“RJ Falkner”), which includes a grant to R. Jerry Falkner, the owner of RJ Falkner, as an individual, a five year option to purchase 125,000 of share of common stock and an exercise price of $2.25 per share. These options were subject to a conditional vesting schedule, in one-fourth increments.  The first installment vested and became exercisable upon execution of the consulting contract on September 6, 2012.  The second installment upon the publication of the first “Research Profile” report, which was completed November 30, 2012,  The third and fourth installments vested at 90 and 180 days following the publication of the aforementioned report.  As of December 31, 2013, all four increments were fully vested for a total of 125,000 shares are due to expire on September 5, 2017.

Effective November 30, 2012, the Company issued options to purchase 100,000 shares of the Company’s common stock to two consultants with an exercise price of $2.50 per share and were subject to a three year vesting schedule, in one-third increments. The first vesting period begins on November 30, 2013.  These options are due to expire on November 30, 2022.

Effective January 1, 2013, the Company entered into a one year agreement, subject to quarterly cancellation at the Company’s sole discretion, with Microcap Headlines, Inc.  In connection with this agreement, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $2.25 per share.  These warrants were subject to conditional vesting schedule in one-fourth (quarterly) increments, subject to the Company’s sole discretion. The first increment was granted and fully vested on January 1, 2013, the second increment was granted and fully vested on April 1, 2013, the third increment was granted and fully vested on July 1, 2013, and the forth increment was granted and fully vested on October 1, 2013. All vested warrants expire on January 1, 2018.

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

The Company applied fair value accounting for all share based payments awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. These valuations resulted in an net expense of $300,026 in the Statement of Operations for the twelve month period ended December 31, 2013.

The Black-Scholes assumptions used when the options or warrant were issued in the year ended December 31, 2013 are as follows:

	FY 2013	FY 2012
Exercise price	$2.25	$2.25-2.50
Expected dividends	0%	0%
Expected volatility	45.95-48.97%	45.94-48.97%
Risk fee interest rate	.72-1.42%	0.62-1.78% %
Expected life of option	4-5 years	5-10 years
Expected forfeiture	0%	0%

The following is a summary of the Company’s stock option activity, which reflects the converted amounts per the Merger Agreement:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life
Balance – December 31, 2011	-
Granted	225,000		$2.36	6.08 years
Exercised	-
Balance – December 31, 2012	225,000		$2.36	6.08 years
Granted	350,000		$2.25	4.42 years
Exercised	-
Forfeited/cancelled	-	$
Balance – December 31, 2013 – outstanding	575,000		$2.29	5.05 years
Balance – December 31, 2013 – exercisable	575,000		$2.29	5.05 years

The Company assumed the 1,069,587 outstanding warrants to purchase shares of Common Stock which were issued by Integrated in fiscal years 2009 and before. Of these, 17,230 expired on July 29, 2012 and the remainder expires on May 31, 2014.

Note 9 - CONVERTIBLE PREFERRED STOCK

In connection with the Merger, the Company assumed into its capital structure the convertible stock originally issued by Integrated. Accordingly, at December 31, 2013, the Company’s convertible preferred stock, $0.01 par value per share, consisted of the following:

	Par Value	Shares Outstanding	Liquidation Preference
Series A $20	$95	9,500	$190,000
Series D $20	130	13,000	260,000
	$225	22,500	$450,000

Series A $20 Convertible Preferred Stock. At December 31, 2013, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into the equivalent of one-fifth (1/5th) of a share of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 consecutive trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into the equivalent of one-fifth (1/5th) of a share of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution. In the event the Company enters into any consolidation, merger or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or other securities, each share of Series A Preferred will at the same time be similarly exchanged or changed into such consideration as is equal to four times the amount of consideration to be received for each share of common stock.

Series D $20 Convertible Preferred Stock. At December 31, 2013 the Company had 13,000 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive, out of funds of the Company legally available, dividends at the annual rate of $1.80 per annum per share.

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

Note 10 - Revolving Line of Credit and Related Interest

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

On July 16, 2013, the Credit Agreement was extended for a 90-day period, maturing October 16, 2013, where the terms remain the same as described above. Effective October 16, 2013, Colorado Business Bank West of Denver, Colorado renewed the Company’s revolving credit commitment and initiated a change in terms to the above mentioned Credit Agreement, which extends the maturity date from October 16, 2013 to November 16, 2014.  All other terms and conditions remain the same. The outstanding balance as of December 31, 2013 is $1,220,655.

Note 11 - Long-Term Indebtedness and Interest

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

Note 12 - Fair Value Measurements and Disclosures

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

For the purposes of marketable securities where there is a an active market, the Company uses the quoted prices available for the identical asset or liability.  As of December 31, 2012, the Company had $965,886 in a highly liquid investment account and $29,338 assets held for sale valued using the Level 1 mark-to-market approach. As of December 31, 2013, the Company had $108,228 assets held for sale valued using the Level 1 mark-to-market approach.

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

The following table represents the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant Derivative Liability	$0	$-	$471,015	$-	$-	$701,852

Beginning of period	-	-	701,852	-	-	92,606
Additions	0	-	-	-	-	-
Deletions	-	-	(87,755)	-	-	-
Revisions	0	-	(143,082)	-	-	609,246
End of period	$0	$-	$471,015	$-	$-	$701,852

Note  13 - Supplemental Cash Flow Information

The Company issued 493,252 Common Shares of stock for the cancellation of a $250,000 Promissory Note during the year ended December 31, 2012. In accordance with the terms of the Merger, the total number of shares was reduced to 329,502.