Form 10-Q
period 2014-03-31
iSatori, Inc.
filed 2014-05-09
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

or

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

☒12,887,151 shares of common stock, $0.01 par value per share, were outstanding as of May 9, 2014.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2014 and beyond, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our plans with respect to potential future acquisitions and our future debt levels and liquidity. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and such things as:

•

increased competition in our industry, resulting in reductions in prices that would adversely affect our revenue, income, cash flow from operations and liquidity;

•

unfavorable publicity or consumer perception of our products, including actual or threatened litigation, the ingredients they contain and any similar products distributed by other companies;

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

•

the availability or the inability of management to effectively implement our strategies and business plans;

•

the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or the operations of companies or contractors we depend upon in our operations; and

•

changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations.

PART 1

ITEM 1.    FINANCIAL STATEMENTS

Condensed Financial Statements and Related Footnotes

March 31, 2014 and 2013

iSatori, Inc.

iSatori, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,219,678	$822,876
Accounts receivable
Trade, net of allowance for doubtful accounts	1,931,026	2,398,178
Income tax receivable	-	102,452
Note receivables - current portion	10,325	11,013
Inventories	2,287,203	1,985,764
Assets held for sale	21,824	108,228
Deferred tax asset, net	95,176	53,081
Prepaid expenses	167,008	222,466
Total current assets	5,732,240	5,704,058

Property and equipment, net of accumulated depreciation	171,070	173,636

Note receivable – net of current portion	81,714	81,714

Other assets:
Deferred tax asset, net	152,970	147,941
Deposits and other assets	41,997	61,167
Total other assets	194,967	209,108

Total assets	$6,179,991	$6,168,516

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$976,943	$1,248,490
Accrued expenses	182,768	187,608
Deferred revenues	239,624	292,215
Line of credit, less debt discount	1,220,655	1,220,655
Notes payable	19,297	20,464
Total current liabilities	2,639,287	2,969,432

Long-term liabilites
Derivative liability	470,292	471,015

Commitments and contingencies (Notes 1,2,5, and 6)

Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 12,879,651 shares issued and outstanding	128,797	128,797
Additional paid-in capital	4,737,640	4,731,535
Accumulated deficit	(1,796,250)	(2,132,488)
Total stockholders’ equity	3,070,412	2,728,069

Total liabilities and stockholders' equity	$6,179,991	$6,168,516

The accompanying notes are an integral part of these condensed financial statements

iSatori, Inc.

Condensed Statement of Operations

(Unaudited)

	March 31,	March 31,
	2014	2013
Revenues:
Product revenue (Net of returns and discounts)	$3,219,244	$2,203,856
Royalty revenue	32,627	32,710
Other revenue	9,396	19,800
Total revenue	3,261,267	2,256,366

Cost of sales	1,243,797	1,045,113
Gross profit	2,017,470	1,211,253

Operating Expenses:
Selling and marketing	782,687	316,175
Salaries and labor related expenses	647,413	534,328
Administration	213,978	416,447
Depreciation and amortization	19,129	25,016
Total operating expenses	1,663,207	1,291,966

Income/(loss) from operations	354,263	(80,713)

Other income (expense)	30,199	(124,359)
Financing expense	(21,353)	(46,761)
Interest expense	(11,048)	(1,152)

Income/(loss) before income taxes	352,061	(252,985)

Income tax expense	(15,823)	(10,134)

Net income/(loss)	$336,238	$(263,119)

Net income/(loss) per common share
Basic	$0.03	$(0.02)
Diluted	$0.02	$(0.02)

Weighted average shares outstanding:
Basic	12,879,651	12,622,756
Diluted	14,546,736	12,622,756

The accompanying notes are an integral part of these condensed financial statements

iSatori, Inc.

Condensed Statements of Cash Flow

(Unaudited)

	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net income/(loss)	$336,238	$(263,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,129	25,016
Amortization of debt discount	-	1,875
Share based compensation expense	6,105	50,777
Change in value of assets held for sale	(1,439)	-
Change in fair value of derivative liability	(723)	178,844
Provision for (benefit from) deferred income taxes	9,880	-
Change in assets and liabilities:
Accounts receivable	467,152	63,098
Income tax receivable	45,448
Notes receivable	688	-
Inventory	(301,439)	(68,624)
Prepaid expenses	55,458	36,810
Deposits and other assets	15,966	1,041
Trade accounts payable	(271,547)	237,372
Accrued expenses	(4,840)	(133,533)
Deferred revenues	(52,591)	-
Net cash provided by operating activities	323,485	129,557

Cash flows from investing activities:
Purchase of property and equipment	(13,359)	(64,462)
Proceeds from the sale of assets held for sale	87,843	(54,485)
Sale of investments	-	965,886
Net cash provided by investing activities	74,484	846,939

Cash flows from financing activities:
Proceeds from notes payable	-	23,888
Payment of notes payable	(1,167)	-
Net cash (used in) provided by financing activities	(1,167)	23,888

Net increase in cash	396,802	1,000,384

Cash and cash equivalents, beginning of year	822,876	1,655,453
Cash and cash equivalents, end of year	$1,219,678	$2,655,837

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	13,638	11,929
Cash paid for taxes	2,640	-

The accompanying notes are an integral part of these condensed financial statements

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Business, and Basis of Presentation

iSatori, Inc (the “Company”) was incorporated under the laws of the state of Delaware on June 29, 2012 as the renamed and surviving entity of a “short form” merger under §253 of the Delaware General Corporation Law. Prior, non-public operating companies date back to their initial founding in the state of Colorado in 2004. Effective for periods following consummation of the “short form” merger, the Company’s financial statements reflect the accounts of the surviving entity only, and as such are no longer “consolidated” for purposes of presentation in this Form 10-Q. The trading symbol of the Company on OTCBB is “IFIT”.

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

Unaudited Interim Financial Information

The accompanying interim condensed financial statements have been prepared in accordance with our accounting practices described in our audited financial statements for the year ended December 31, 2013, and are unaudited. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2013. The accompanying interim condensed financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year.

Financial Instruments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Accordingly, cash and cash equivalents consist of petty cash, checking accounts and money market funds.

At March 31, 2014 and December 31, 2013, the financial instruments of the Company consisted principally of cash and cash equivalents, receivables, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,219,678	$1,219,678	$822,876	$822,876
Receivables	$1,931,026	$1,931,026	$2,398,178	$2,398,178
Accounts Payable	$976,943	$976,943	$1,248,490	$1,248,490
Derivative Liability	$470,292	$470,292	$471,015	$471,015

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 10-60 days from the invoice date. Accounts are considered delinquent when outstanding for more than 7 days past due date. The Company does not have a policy of accruing interest on past due accounts. Payments on trade receivables are applied as instructed per the customer, or to the earliest unpaid invoices. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on management’s historical collection experience, adverse situations that may affect the customer’s ability to repay, and prevailing economic conditions.  Specific accounts deemed uncollectible are written off periodically with subsequent receipts on previously written off accounts credited to bad debt expense.  The allowance for doubtful accounts is $0 for each of the periods ended March 31, 2014 and December 31, 2013. Receivables at each of the below respective periods consisted of the following:

	March 31, 2014	December 31, 2013
Trade Receivables	$1,891,269	$2,323,522
Other	$39,757	$74,656
Allowance for doubtful accounts	$(0)	$(0)
Totals	$1,931,026	$2,398,178

In addition, the Company has recorded an allowance for customer returns in the amount of approximately $70,000 at March 31, 2014 and December 31, 2013 in accrued expenses.

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	March 31, 2014	December 31, 2013
Labels and packaging	$166,196	$120,057
Raw materials	$110,612	$207,320
Finished goods	$2,010,395	$1,658,387
Totals	$2,287,203	$1,985,764

Note Receivable

The predecessor company disposed of a dormant product line of vitamins in December 2010. As part of the consideration in this divestiture, the Company received from the purchaser of this product line an unsecured note in the amount of $170,000. The original note was due to be repaid on or before March 2014, where interest accrued principally at an annual rate of 5%, based upon the initial $170,000 principal and was payable monthly. As of March 31, 2013, the note was novated and a new promissory note was issued to reflect a modification in the payment terms, which includes no interest. The total note receivable balance at March 31, 2014 was $92,040, and is due to be repaid on or before May 1, 2017.

Revenue Recognition

The Company operates predominantly as a distributor of its dietary supplement products through traditional large retailers and electronic intermediaries. Revenue from product sales is recognized upon transfer of title to the Company’s product to its customers. Net sales represent product sales less actual returns, allowances, discounts, and promotions. Sales to direct customers have an unconditional money back guarantee for thirty to sixty days after the date of purchase. Sales to several of the retail customers carry a “Sale or Return” Purchase agreement per contract, where if minimum sales thresholds are not met within required timeframe, the inventory will be returned to the Company for full credit.  Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, allowances and discounts, and promotions were $510,734 and $715,030 for the three month period ended March 31, 2014 and 2013, respectively.

In addition, the Company provides allowances for sales returns based upon estimated and known returns.  Product returns are recorded as a reduction of net revenues and as a reduction of the accounts receivable balance.

The Company receives other revenues which include but are not limited to shipping and handling charges billed to customers.

The Company has recorded $239,624 as of March 31, 2014 in deferred revenue as a liability pertaining to inventory sold under consignment terms, but has been paid for by the customer.

Cost of Sales

The Company purchases its products directly from third party manufacturers. The Company’s cost of sales include product costs, cost of warehousing and distribution. Included in the cost of sales are shipping and handling costs that are incurred by the Company.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 4, “Income Taxes”.

Since 2012 was the Company’s initial tax year, there are no prior federal or state tax returns subject to examination.  Accordingly, the only taxable periods subject to examination by federal and state taxing authorities are the periods ended December 31, 2013 and 2012. Federal and state tax returns for the Company prior to the short form merger are open for the period ended December 31, 2011.

Leases

The Company leases its headquarters facility, comprising approximately 10,044 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense for each of the three month periods ended March 31, 2014 and 2013, was $20,716. The lease term expires January 31, 2017 and requires equal monthly payments over the remaining term. Future payments under the lease total $234,779. The Company also leases miscellaneous office and warehouse equipment. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable.

Fair Value Measurements

ASC 820-10 establishes a framework for measuring the fair value of assets and liabilities and requires additional disclosure about fair value measurements.  ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal (or most advantageous market) for the asset or liability in an orderly transaction between market participants at the measure date.

The Company has a number of financial instruments, including cash, receivables, inventory, payables and debt obligations.  The Company has issued warrants which are measured at fair value on a recurring basis. The Company estimates that the fair value of these financial instruments does not materially differ from the respective reported balance sheet amounts.

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print and television when the advertisement has been broadcast or otherwise distributed.  The Company records website costs related to its direct-to-consumer advertisements in accordance with FASB ASC 340-20 “Capitalized Advertising Costs”.  In accordance with FASB ASC 340-20, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisements to probable future revenue. As of March 31, 2014 and December 31, 2013, the Company had deferred $3,060 and $7,651 respectively, related to such advertising costs. This amount is included in Deposits and other assets and is being amortized over a one year period, the estimated time frame to which the existing commercial will be used. For the three month period ended March 31, 2014 and 2013, marketing expenses totaled $627,423 and $145,733, respectively.

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs of $6,424 and $59,810 for the three month period ended March 31, 2014 and 2013, respectively, are included in selling and marketing expense.

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

During the three month period ended March 31, 2014, sales to three customers made up 67% of total product revenue, with each customer representing greater than 10% of product revenue on an individual basis.  These customers’ combined accounts receivable balances were 77% of total accounts receivable at March 31, 2014. During the three month period ended March 31, 2013, sales to four customers made up 70% of total product revenue, with each customer representing greater than 10% of product revenue on an individual basis.  These customers’ combined accounts receivable balances were 73% of total accounts receivable as of March 31, 2013. During the three month period ended March 31, 2014, purchases from three vendors made up 69% of total inventory purchases.  These vendors’ combined accounts payable balances were 71% of total accounts payable as of March 31, 2014. During the three month period ended March 31, 2013, purchases from two vendors made up 83% of total inventory purchases.  These vendors’ combined accounts payable balances were 38% of total accounts payable as of March 31, 2013.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include but are not limited to the fair value determination of derivative instruments, the valuation allowance with respect to estimated utilization of net operating losses, estimated allowances for sales returns and collectability of  notes receivable.

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

Since the Company reflected a net loss for the three month period ended March 31 2013, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.

The Company has the following common stock equivalents as of March 31, 2014 and 2013:

	2014	2013
Stock options (exercise price – $0.573-$2.50/share)	713,479	754,696
Warrants (exercise price – $0.001-$2.25/share)	1,544,204	602,513
Total common stock equivalents	14,546,736	13,735,804

Note 2 - Contingencies

In accordance with the standards on contingencies, the Company accrues a loss contingency if it is probable and can reasonably be estimated or a liability has been incurred at the date of the financial statements. If both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. The Company is exposed to legal claims encountered in the normal course of business. See Note 3, “Litigation”. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company.

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

On March 24, 2014 the Company received a summons in a civil action filed by Wise Sports Nutrition, LLC claiming alleged trademark infringement for iSatori’s Garcinia Trim product. Company counsel has made contact with the plaintiff’s attorney and is currently developing a response to this claim and expects prompt resolution to this issue.  The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

Note 4 - Income Taxes

For the three months ended March 31, 2014 and 2013, the Company recognized income tax expense of $15,823 and expense of $10,134, respectively.

The difference between the three months ended March 31, 2014 effective rate of 4.5% and the Federal statutory rate of 35.0% is primarily due to state income taxes (net of federal benefit), change in the valuation allowance, and an adjustment to the income tax receivable.

At March 31, 2014 management believes there are no uncertain tax liabilities.

Note 5- Stockholders’ Equity

At March 31, 2014, there were 12,879,651 shares of common stock, par value $.01 per share, outstanding for the Company.

On July 15, 2011 the Company also issued warrants to purchase 3% of fully diluted shares of the common stock of the Company to Breakwater Structured Growth Opportunity Fund, L.P., with an imputed exercise price equal to approximately one-hundredth of a dollar in connection with a $1.025 million subordinated mezzanine loan arrangement.  These warrants are fully vested and expire on June 15, 2016. In accordance with the terms of the merger, the total number of warrants to purchase such shares was increased from 328,411 shares to 420,549 and the per share exercise price remained the same.

Included in the aforementioned Breakwater warrant, was an obligation by the Company to, among other things, honor an irrevocable put right through which the Company agreed to purchase up to the 3% of fully diluted shares of its common stock underlying the warrant, which expires on July 15, 2016. Upon completion of the merger, the irrevocable put right was removed.

The Company used a lattice model in developing a fair value for the Breakwater warrant obligation at March 31, 2014, using a quoted stock value of $1.13 per share, which represents a discount of 50% from the closing stock price.  This reduction was based on the application of a discount for lack of liquidity. Other assumptions used in the above valuations include (a) risk-free interest rate of .44% based on duration, (b) weighted average expected term years of 2.29 (c) weighted average expected stock volatility of 37.08% (e) expected dividends of 0%, (f) stock price movements ranging from 1.05276571 to 0.94987896 and (g) risk neutral probabilities ranging from 0.48797016 to 0.51202984.

This valuation resulted in net income of $723 in the Statement of Operations for the three month period ended March 31, 2014.

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

On January 2, 2014, the Company issued options to purchase 10,000 shares of the Company’s common stock to an employee with an exercise price of $2.50 per share and which contain three year vesting schedules of 1/3 each year through October 2016. These options are due to expire on October 15, 2023.

On February 10, 2014, the Company issued options to purchase 6,000 shares of the Company’s common stock to an employee with an exercise price of $2.22 per share and which contain three year vesting schedules of 1/3 each year through February 2017. These options are due to expire on February 10, 2024.

The Company, in developing a fair value for the employee options used a current stock price of $1.11-1.25, which represents a discount of 50% from the quoted stock price for lack of marketability.  Other assumptions used in the above valuations include (a) risk-free interest rate of 2.13-2.41% based on duration, (b) weighted average expected terms ranging from 6.08 to 6.33 years; (c) weighted average expected stock volatility of 35.22 % and (e) expected dividends of 0%.

These valuations resulted in an net expense of $368 in the Statement of Operations for the three month period ended March 31, 2014. Total stock compensation expense for the aforementioned period was $6,105.

Note 6- Revolving Line of Credit and Related Interest

The Company entered into a Credit Agreement with Colorado Business Bank West of Denver, Colorado on July 16, 2012, which was renewed effective October 16, 2013. Borrowings under this agreement are used to provide ongoing working capital and for other general corporate purposes of the Company.

The agreement provides a revolving commitment to the Company of $1,500,000. Amounts outstanding under the agreement are reflected in a promissory note with a principal balance of $1,500,000 and maturity date of November 16, 2014 (the “Promissory Note”).  The principal balance on the Promissory Note will bear interest at the one month USD LIBOR rate measured not more often than once per month (the “Index”).  Interest on any unpaid balance under the promissory note will bear interest at the Index plus 3.750% with a minimum interest rate of 4.000% per annum.

The outstanding balance on the revolving line of credit as of March 31, 2014 and December 31, 2013 was $1,220,655.

Note 7 - Fair Value Measurements and Disclosures

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

For the purposes of marketable securities where there is a an active market, the Company uses the quoted prices available for the identical asset or liability.  As of March 31, 2014, the Company had $21,824 assets held for sale valued using the Level 1 mark-to-market approach. As of December 31, 2013, the Company had $108,228 assets held for sale valued using the Level 1 mark-to-market approach.

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

The following table represents the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Warrant Derivative Liability	$0	$0	$470,292	$0	$0	$471,015
Beginning of Period	-	-	471,015	-	-	701,852
Deletions	-	-	-	-	-	(87,755)
Revisions	-	-	(723)	-	-	(143,082)
End of Period	$0	$0	$470,292	$0	$0	$471,015

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of the financial results and condition of iSatori, Inc. (collectively, “we,” “us,” “our,” “iSatori” or the “Company”) for the three-month period ended March 31, 2014 should be read in conjunction with our 2013 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See Cautionary Note Regarding Forward-Looking Statements.

Overview

iSatori is a consumer products firm which develops and sells proprietary nutritional products in the sports performance, weight loss and energy markets through on-line marketing, distributors and thousands of retail stores domestically and around the world. iSatori was formed in 2001 as a Colorado limited liability company and converted to a Colorado corporation in 2011. On June 29, 2012, the Company merged with and into Integrated Security System, Inc. and simultaneously changed its name to iSatori, Inc.  iSatori is headquartered in Golden, Colorado.

iSatori has distributed its products to thousands of retail stores, including outlets such as GNC, Vitamin Shoppe, Vitamin World, Wal-Mart, Walgreens, and other Fortune 500 companies, augmented by internet sales through its various website properties. The Company’s core competencies include the development of new, innovative and proprietary products, supported by creative, yet effective sales and marketing programs, all designed to expand its distribution and revenues in the rapidly growing $31 billion nutritional products industry.

Led by industry veteran Stephen Adelé, who turned $50,000 into a multi-million dollar Company, along with a highly experienced management team (most of whom came from their prior employer together, EAS, Inc), iSatori now employs 22 full-time, two part-time and two contract employees. iSatori leverages a unique product development process to bring to market some of the industry's leading and most technologically advanced dietary supplement products. Many of the Company’s products are the subject of trademarks, trade dress, or patents, owned by the Company or licensed from its inventors and distributed throughout the world. Further separating itself from competitors, iSatori funds independent clinical studies to discover new, efficacious products for the Company’s markets and satisfy consumer’s need for increased performance, energy and or weight loss.

Recent Developments

Since December 31, 2013, iSatori launched several new promotional, limited-time configurations, a larger sized unflavored powder (180 grams) and a pill (200 capsules) version  of its break-through, category defining product Bio-Gro to further accelerate sales and increase its retail store footprint.

At the end of January, the Company retained Cody Caywood as their new National Key Accounts Manager, who will be managing over 14,000 independent and corporate retail stores, serviced through Europa Sports wholesale distribution, America's largest distributor of specialty dietary supplements. Caywood provides iSatori with beneficial national key accounts knowledge from his previous positions held at Nutrex Research, followed by BPI Sports.

In February, the Company brought on Craig Stevenson as a management consultant for IFIT brands and was titled the new VP of Marketing. Stevenson brings over two decades of hands-on and strategic experience in the health and fitness industry, including over 15 years in the consumer packaged goods industry. He has proven success at all corporate levels, particularly in his previous roles at Iovate Health Sciences, Wellnx Life Sciences, and more recently, Valeant Pharmaceuticals, where he was responsible for repositioning the industry-leading brand COLD-FX®. As part of the leadership team at Wellnx Life Sciences, Stevenson was instrumental in driving the unprecedented growth of SlimQuick® -- the fastest growing female-specific weight-loss product in North America.

Results of Operations

Comparison of the Three Months ended March 31, 2014 and 2013

Revenues

Our consolidated product revenues (net of returns and discounts) increased $1.015 million or 46% to $3.219 million for the three months ended March 31, 2014 compared to $2.204 million for the same period in 2013.  Gross product revenues increased 28% to $3.730 million compared to $2.919 million for the same period in 2013.  The increase in revenues can be attributed to increasing demand for the newer products such as Garcinia Trim, Meratrim Platinum, and Bio-Gro, all of which were not available for sale during the three month period ended March 31, 2013. Adjustments from revenues (for retailer advertising discounts, returns, promotional credits and coupons) decreased $204 thousand or 29% to $511 thousand for the three months ended March 31, 2014 compared to $715 thousand for the same period in 2013.  During 2013, a “register rebate” coupon program associated with the Company’s entrance in into the mass market retailer, Walgreens, for its Energize product, which resulted in approximately $382 thousand in one-time expense. No similar coupon programs were run during the three month period in 2014, however other retail promotional programs, which were used to help drive newly launched products into retailers, exceeded the previous year’s expense by $197 thousand.

Cost of Sales

Respective to an increase in product revenues, cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased 19% to $1.244 million for the three month period ended March 31, 2014 compared to $1.045 million for the same period in 2013. However, cost of sales as a percentage of gross product revenue decreased 2%, to 33.4% for the three month period ended March 31, 2014 compared to 35.8% for the same period in 2013. This decrease can be attributed to the shift in the concentration of revenues to higher margin products.

Operating Expenses

Selling and Marketing

Selling and marketing expenses increased by $467 thousand or 148% to $783 thousand for the three months ended March 31, 2014, compared to $316 thousand for the same period in 2013. The additional spending in 2014 are in categories such as television advertising to support the Company’s mass market retail entrance (which was not available in the same period for 2013), tradeshow and consumer exhibition expenses, merchandising and advertising to support new products launches, book marketing expenses for the Diets Suck! book launch, as well as increased commissions and broker fees related to improved product revenues.

Salaries and Labor Related Expenses

Salaries and labor related expenses increased $113 thousand or 21% to $647 thousand for the three month period ended March 31, 2014 compared to $534 thousand for the same period in 2013. The additions of executive personnel, creative agency services, and standard salary increases are the key contributors to the increase over periods.

Administration

Administrative expenses decreased approximately $202 thousand or -49% to $214 thousand for the three months ended March 31, 2014 compared to $416 thousand for the same period in 2013.  The decrease in expenses can be attributed to the reduction in expense related to professional fees over the two periods.

Depreciation and Amortization

Depreciation and amortization expense decreased $6 thousand or -24% to $19 thousand for the three months ended March 31, 2014 compared to $25 thousand for the same period in 2013.  This reduction between periods is due to end of the depreciable life of a piece of software, offset by the depreciation expense of new assets acquired during the year.

Other Income/(expense)

Other income was $30 thousand for the three months ended March 31, 2014 compared to expense of $124 thousand for the same period in 2013.  The 2014 balance consists of income of $29 thousand related to the change in value of assets held for sale and $1 thousand for the change in the value of derivative instruments. The 2013 balance includes income of $54 thousand related to the change in value of assets held for sale offset by $179 thousand in expense for the change in the value of derivative instruments.

Financing Expenses

Financing expenses decreased approximately $25 thousand or 54% to $21 thousand for the three months ended March 31, 2014 compared to $47 thousand for the same period in 2013.  The 2013 expense is related to high credit card fees associated with various internet trial offers running during that timeframe.  There are no similar offers running during 2014.

Interest Expense

Net interest expense of $11 thousand was recognized for the three months ended March 31, 2014 compared to $1 thousand for the same period in 2013.  Interest expense for 2014 was only $2 thousand more than the same period in 2013, however there was an additional $8 thousand in interest income realized in 2013 when the Company cashed in a short term investment.

Income/(loss) before income taxes

As a result of the foregoing, income before income taxes was $352 thousand for the three months ended March 31, 2014, compared to a loss of $253 thousand for the same period in 2013.

Income Tax Expense

Income tax expense of $16 thousand was realized for the three months ended March 31, 2014 compared to expense of $10 thousand for the same period in 2013.

Net Income/(loss)

As a result of the foregoing, net income was $336 thousand for the three months ended March 31, 2014 compared to a net loss of $263 thousand for the same period in 2013.

Liquidity and Capital Resources

Cash Position

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was $1.220 million at March 31, 2014, compared with $823 thousand at December 31, 2013.

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

Credit Arrangements as of March 31, 2014

As of  March 31, 2014, iSatori had outstanding credit indebtedness of $1.240 million, which consisted of $1.221 million outstanding balance under the $1.500 million revolving line of credit and $19 thousand for a loan on a piece of motorized warehouse equipment.

Prepaid Expenses

As of March 31, 2014, iSatori carried a balance of $167 thousand in prepaid expenses on its balance sheet, compare to $222 thousand at December 31, 2013.  The decrease can be attributed mostly to expensing prepaid TV advertising buys for the Company’s Energize commercial and merchandising costs which were in the 2013 balance.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

Contractual Obligations

As of March 31, 2014, the Company has the following operational lease commitment:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Operating lease obligations	234,778	62,147	165,726	6,905	-

ITEM 3.

QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2014, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management conducted an evaluation of the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, as of March 31, 2014. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of March 31, 2014.

There have been no changes in our internal control over financial reporting during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 24, 2014 the company received a summons in a civil action filed by Wise Sports Nutrition, LLC claiming alleged trademark infringement for iSatori’s Garcinia Trim product. Company counsel has made contact with the plaintiff’s attorney and is currently developing a response to this claim and expects prompt resolution to this issue.  The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

ITEM 1A.

RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ISATORI, INC.

By:	/s/ Stephen Adelé
Stephen Adelé
Chief Executive Officer

By:	/s/ Michael Wilemon
Michael Wilemon
Chief Financial Officer

May 9, 2014