Form 10-Q
period 2014-06-30
iSatori, Inc.
filed 2014-08-11
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

or

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

☒12,892,754 shares of common stock, $0.01 par value per share, were outstanding as of August 11, 2014.

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

PART 1

ITEM 1.    FINANCIAL STATEMENTS

Condensed Financial Statements and Related Footnotes

June 30, 2014 and 2013

iSatori, Inc.

iSatori, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,717,916	$822,876
Accounts receivable
Trade, net of allowance for doubtful accounts	2,148,148	2,398,178
Inventories	2,246,804	1,985,764
Income tax receivable	-	102,452
Note receivables - current portion	7,357	11,013
Assets held for sale	35,185	108,228
Deferred tax asset, net	47,918	53,081
Prepaid expenses	212,153	222,466
Total current assets	6,415,481	5,704,058

Property and equipment, net of accumulated depreciation	157,046	173,636

Note receivable – net of current portion	81,714	81,714

Other assets:
Deferred tax asset, net	143,956	147,941
Deposits and other assets	33,858	61,167
Total other assets	177,814	209,108
Total assets	$6,832,055	$6,168,516

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$1,354,883	$1,248,490
Accrued expenses	315,743	187,608
Deferred revenues	214,977	292,215
Line of credit, less debt discount	1,220,519	1,220,655
Notes payable	18,117	20,464
Total current liabilities	3,124,239	2,969,432

Long-term liabilities:
Derivative liability	279,013	471,015

Commitments and contingencies (Notes 1,2,5, and 6)

Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 12,887,151 shares issued and outstanding	128,872	128,797
Additional paid-in capital	4,759,857	4,731,535
Accumulated deficit	(1,460,151)	(2,132,488)
Total stockholders’ equity	3,428,803	2,728,069
Total liabilities and stockholders' equity	$6,832,055	$6,168,516

The accompanying notes are an integral part of these condensed financial statements

iSatori, Inc.

Condensed Statement of Operations

(Unaudited)

	Quarter Ended		Six Month Period Ended
	June 30	June 30	June 30	June 30
	2014	2013	2014	2013
Revenues:
Product revenue (Net of returns and discounts)	$2,877,496	$2,240,574	$6,096,740	$4,444,430
Royalty revenue	30,501	33,813	63,127	66,524
Other revenue	10,370	5,541	19,767	25,341
Total revenue	2,918,367	2,279,928	6,179,634	4,536,295

Cost of sales	1,306,245	957,452	2,550,043	2,002,566
Gross profit	1,612,122	1,322,476	3,629,591	2,533,729

Operating Expenses:
Selling and marketing	477,413	295,023	1,260,101	611,199
Salaries and labor related expenses	600,968	511,006	1,248,381	1,045,334
Administration	299,775	452,711	513,753	869,158
Depreciation and amortization	20,015	27,339	39,144	52,355
Total operating expenses	1,398,171	1,286,079	3,061,379	2,578,046

Income (loss) from operations	213,951	36,397	568,212	(44,317)

Other income (expense)	204,642	(77,518)	234,842	(201,877)
Financing expense	(9,476)	(8,572)	(30,827)	(55,333)
Interest expense	(9,636)	(11,433)	(20,685)	(12,585)

Income (loss) before income taxes	399,481	(61,126)	751,542	(314,112)

Income tax benefit (expense)	(63,382)	194,348	(79,205)	184,214

Net income (loss)	$336,099	$133,222	$672,337	$(129,898)

Net income (loss) per common share
Basic	$0.03	$0.01	$0.05	$(0.01)
Diluted	$0.02	$0.01	$0.05	$(0.01)

Weighted average shares outstanding:
Basic	12,886,401	12,686,928	12,883,026	12,654,842
Diluted	13,686,754	13,738,886	13,714,797	12,654,842

The accompanying notes are an integral part of these condensed financial statements

iSatori, Inc.

Condensed Statements of Cash Flow

(Unaudited)

	For the Six Month Period Ended
	June 30	June 30
	2014	2013
Cash flows from operating activities:
Net income (loss)	$672,337	$(129,898)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,144	52,355
Amortization of debt discount	-	3,750
Share based compensation expense	28,397	127,364
Change in value of assets held for sale	(14,800)	(59,751)
Change in fair value of derivative liability	(192,002)	112,899
Provision for (benefit from) deferred income taxes	66,152	(197,729)
Change in assets and liabilities:
Accounts receivable	250,030	(104,568)
Income tax receivable	45,448	-
Notes receivable	3,656	237
Inventory	(261,040)	(400,127)
Prepaid expenses	10,313	(140,752)
Deposits and other assets	20,904	(21,559)
Trade accounts payable	106,393	153,215
Accrued expenses	128,135	44,638
Deferred revenues	(77,238)	396,451
Net cash provided by (used in) operating activities	825,829	(163,475)

Cash flows from investing activities:
Purchase of property and equipment	(16,149)	(104,969)
Proceeds from the sale of assets held for sale	87,843	26,919
Sale of investments	-	965,886
Net cash provided by investing activities	71,694	887,836

Cash flows from financing activities:
Proceeds from notes payable	-	25,101
Payment of notes payable	(2,347)	(2,341)
Payment of line of credit	(136)
Proceeds from the exercise of warrants		334
Net cash (used in) provided by financing activities	(2,483)	23,094

Net increase in cash	895,040	747,455

Cash and cash equivalents, beginning of year	822,876	1,655,453
Cash and cash equivalents, end of year	$1,717,916	$2,402,908

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	26,670	24,281
Cash paid for taxes	6,700	6,863

The accompanying notes are an integral part of these condensed financial statements

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Business, and Basis of Presentation

iSatori, Inc (the “Company”) was incorporated under the laws of the state of Delaware on June 29, 2012. The trading symbol of the Company on OTCBB is “IFIT”.

The Company is engaged in researching, designing, developing, contracting for the manufacture, marketing, selling and distributing of various branded nutritional and dietary supplement products for the general nutrition market. The “general nutrition market” may include such activities as body-building, weight-training, physique enhancement (increase of lean body mass and decrease in fat mass) and enhanced athletic performance through increased strength and/or endurance and proper nutrition.

The Company does engage from time to time in funding of clinical studies with the objective of discovering and/or validating claims of new, efficacious products for the Company’s relevant market as well as providing necessary and appropriate substantiation for any claims which the Company may use in its marketing and advertising. The Company markets products which are under its control and which are in some way proprietary to the Company. Some of the Company’s products are the subject of patents, service marks and or trademarks owned by the Company.

Unaudited Interim Financial Information

The accompanying interim condensed financial statements have been prepared in accordance with our accounting practices described in our audited financial statements for the year ended December 31, 2013, and are unaudited. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2013. The accompanying interim condensed financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals that are considered necessary for a fair presentation of the interim condensed financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year.

Financial Instruments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Accordingly, cash and cash equivalents consist of petty cash, checking accounts and money market funds.

Fair Value Measurements

ASC 820-10 establishes a framework for measuring the fair value of assets and liabilities and requires additional disclosure about fair value measurements.  ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal (or most advantageous market) for the asset or liability in an orderly transaction between market participants at the measurement date.

The Company has a number of financial instruments, including cash, cash equivalents. receivables, inventory, payables and debt obligations. The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued expenses and notes payable approximates their fair value because of the short maturity of these instruments. As further described in Note 7, the Company has issued warrants which are measured at fair value on a recurring basis and result in a long-term derivative liability on the balance sheet.  The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,717,916	$1,717,916	$822,876	$822,876
Receivables	$2,148,148	$2,148,148	$2,398,178	$2,398,178
Accounts Payable	$1,354,883	$1,354,883	$1,248,490	$1,248,490
Derivative Liability	$279,013	$279,013	$471,015	$471,015

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 10-60 days from the invoice date. Accounts are considered delinquent when outstanding for more than 7 days past due date. The Company does not have a policy of accruing interest on past due accounts. Payments on trade receivables are applied as instructed per the customer, or to the earliest unpaid invoices. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on management’s historical collection experience, adverse situations that may affect the customer’s ability to repay, and prevailing economic conditions.  Specific accounts deemed uncollectible are written off periodically with subsequent receipts on previously written off accounts credited to bad debt expense.  The allowance for doubtful accounts is $0 for each of the periods ended June 30, 2014 and December 31, 2013. Receivables at each of the below respective periods consisted of the following:

	June 30, 2014	December 31, 2013
Trade Receivables	$2,085,330	$2,323,522
Other	$62,817	$74,656
Allowance for doubtful accounts	$(0)	$(0)
Totals	$2,148,147	$2,398,178

In addition, the Company has recorded an allowance for customer returns in the amount of approximately $85,000 and $70,000 at June 30, 2014 and December 31, 2013, respectively, in accrued expenses.

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	June 30, 2014	December 31, 2013
Labels and packaging	$182,397	$120,057
Raw materials	$79,836	$207,320
Finished goods	$1,984,571	$1,658,387
Totals	$2,246,804	$1,985,764

Note Receivable

The predecessor company disposed of a dormant product line of vitamins in December 2010. As part of the consideration in this divestiture, the Company received from the purchaser of this product line an unsecured note in the amount of $170,000. The original note was due to be repaid on or before March 2014, where interest accrued principally at an annual rate of 5%, based upon the initial $170,000 principal and was payable monthly. As of March 31, 2013, the note was novated and a new promissory note was issued to reflect a modification in the payment terms, which includes no interest. The total note receivable balance at June 30, 2014 was $89,071, and is due to be repaid in monthly increments through May 1, 2017.

Revenue Recognition

The Company operates predominantly as a distributor of its dietary supplement products through traditional large retailers and electronic intermediaries. Revenue from product sales is recognized upon transfer of title to the Company’s product to its customers. Net sales represent product sales less actual returns, allowances, discounts, and promotions. Sales to direct customers have an unconditional money back guarantee for thirty to sixty days after the date of purchase. Sales to several of the retail customers carry a “Sale or Return” Purchase agreement per contract, where if minimum sales thresholds are not met within required timeframe, the inventory will be returned to the Company for full credit.  Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, allowances and discounts, and promotions were $849,356 and $293,498 for the three month period ended June 30, 2014 and 2013, respectively. Returns, allowances and discounts, and promotions were $1,360,091 and $1,008,528 for the six month period ended June 30, 2014 and 2013, respectively.

In addition, the Company provides allowances for sales returns based upon estimated and known returns.  Product returns are recorded as a reduction of net revenues and as a reduction of the accounts receivable balance.

The Company receives other revenues which include but are not limited to shipping and handling charges billed to customers.

The Company has recorded $214,977 as of June 30, 2014 in deferred revenue as a liability pertaining to inventory sold under consignment terms, even though it has already been paid for by the customer.

Cost of Sales

The Company purchases its products directly from third party manufacturers. The Company’s cost of sales include product costs, including any associated materials used in production, cost of warehousing and distribution. Included in the cost of sales are transit freight and shipping and handling costs that are incurred by the Company.

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

Leases

The Company leases its headquarters facility, comprising approximately 10,044 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense for each of the three month periods ended June 30, 2014 and 2013, was $20,716. The total rent expense for each of the six month periods ended June 30, 2014 and 2013, was $41,432. The lease term expires January 31, 2017 and requires equal monthly payments over the remaining term. Future payments under the lease total $214,063. The Company also leases miscellaneous office and warehouse equipment. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable.

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print, digital, and television when the advertisement has been broadcast or otherwise finished and or distributed.  The Company records website costs related to its direct-to-consumer advertisements in accordance with FASB ASC 340-20 “Capitalized Advertising Costs”.  In accordance with FASB ASC 340-20, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisements to probable future revenue. As of June 30, 2014 and December 31, 2013, the Company had deferred $0 and $7,651 respectively, related to such advertising costs. This amount was included in Deposits and other assets and amortized over a one year period, the estimated time frame to which the existing commercial was used. For the three month period ended June 30, 2014 and 2013, marketing expenses totaled $314,696 and $178,720, respectively. For the six month period ended June 30, 2014 and 2013, marketing expenses totaled $942,119 and $324,930, respectively.

Research and Development Costs

Research and development costs, which includes the funding of clinical research studies, are expensed when incurred. Research and development costs of $4,481 and $28,701 for the three month period ended June 30, 2014 and 2013, respectively, are included in selling and marketing expense. Research and development costs of $10,905 and $88,514 for the six month period ended June 30, 2014 and 2013, respectively, are included in selling and marketing expense.

Distribution, Shipping and Handling Costs

Shipping costs on purchases and shipping and handling fees related to sales charged to customers are both included in cost of sales. As mentioned in Revenue Recognition, shipping and handling revenue billed customers are reflected in other revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivables. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer bases and their dispersion across different geographic locations.

The Company maintains cash balances at one financial institution located in Colorado and one in California. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per account. At times during the year, the Company’s bank balances have exceeded the FDIC limit. Management believes the risk of loss at such institutions to be minimal.

During the six month period ended June 30, 2014, sales to three customers made up 66% of total product revenue, with each customer representing greater than 10% of product revenue on an individual basis.  These customers’ combined accounts receivable balances were 80% of total accounts receivable at June 30, 2014. During the six month period ended June 30, 2013, sales to three customers made up 57% of total product revenue, with each customer representing greater than 10% of product revenue on an individual basis.  These customers’ combined accounts receivable balances were 56% of total accounts receivable as of June 30, 2013. During the six month period ended June 30, 2014, purchases from three vendors made up 63% of total inventory purchases.  These vendors’ combined accounts payable balances were 48% of total accounts payable as of June 30, 2014. During the six month period ended June 30, 2013, purchases from two vendors made up 78% of total inventory purchases.  These vendors’ combined accounts payable balances were 68% of total accounts payable as of June 30, 2013.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include but are not limited to the fair value determination of derivative instruments, the valuation allowance with respect to estimated utilization of net operating losses, estimated allowances for sales returns and collectability of trade receivables.

Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Since the Company reflected a net loss for the six month period ended June 30 2013, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.

The Company has the following common stock equivalents as of June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Basic weighted average common shares outstanding	12,866,401	12,686,928	12,883,026	12,645,842
Stock options (exercise price – $0.573-$2.50/share)	382,258	614,488	413,280	581,145
Warrants (exercise price – $0.001-$2.25/share)	418,095	437,450	418,491	431,648
Total common stock equivalents	13,686,754	13,738,866	13,714,797	13,658,635

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

On May 17, 2013 and on January 31, 2014, the Company received demand letters from the Environmental Research Corporation, “ERC” requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  The Company is in communication with ERC and has begun discussions regarding claims as outlined in the demand letters.  The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

On March 24, 2014, the Company received a summons in a civil action filed by Wise Sports Nutrition, LLC claiming alleged trademark infringement for iSatori’s Garcinia Trim product. Company counsel has made contact with the plaintiff’s attorney and filed a response to the alleged trademark infringement with the Company’s counterclaims. The Company believes the counterclaims have strong merit and are pursuing their defense. Both parties are now preparing responses to be presented to the court.  The Company believes that it is too early in the proceedings to make a determination of either a favorable or unfavorable outcome. Therefore, no range of any possible gain or loss can be reasonably estimated as of the date of the financial statements.

Note 4 - Income Taxes

For the three months ended June 30, 2014, the Company recognized income tax expense of $63,382, and for the three months ended June 30, 2013, the Company recognized an income tax benefit of $194,348.

For the six months ended June 30, 2014, the Company recognized income tax expense of $79,205, and for the six months ended June 30, 2013, the Company recognized an income tax benefit of $184,214.

The difference between the six months ended June 30, 2014 effective rate of 8.96% and the Federal statutory rate of 35.0% is primarily due to state income taxes (net of federal benefit), change in the valuation allowance, and an adjustment to the income tax receivable.

At June 30, 2014 management believes there are no uncertain tax positions.

Note 5- Stockholders’ Equity

At June 30, 2014, there were 12,887,151 shares of common stock, par value $.01 per share, outstanding for the Company.

The Company issued warrants, now totaling 420,549 shares, to purchase 3% of fully diluted shares of the common stock of the Company to Breakwater Structured Growth Opportunity Fund, L.P., with an imputed exercise price equal to approximately one-hundredth of a dollar in connection with a $1.025 million subordinated mezzanine loan arrangement. These warrants are fully vested and expire on June 15, 2016. The Company used a lattice model in developing a fair value for the Breakwater warrant obligation at June 30, 2014, using a quoted stock value of $0.68 per share, which represents a discount of 50% from the closing stock price.  This reduction was based on the application of a discount for lack of liquidity. Other assumptions used in the above valuations include (a) risk-free interest rate of .47% based on duration, (b) weighted average expected term years of 2.04 (c) weighted average expected stock volatility of 38.18% (e) expected dividends of 0%, (f) stock price movements ranging from 1.05437284 to 0.94843111 and (g) risk neutral probabilities ranging from 0.4876197 to 0.5123803.

This valuation resulted in income of $191,279 in the Statement of Operations for the three month period ended June 30, 2014, and income of $192,002 in the Statement of Operations for the six month period ended June 30, 2014. For the three month period ended June 30, 2013, the valuation resulted in income of $58,837, and expense of $100,968 in the Statement of Operations for the six month period ended June 30, 2014.

On April 1, 2014, the Company issued 7,500 shares of its $.01 par value common stock to a business development consultant. The Company considered the fair value of the shares issued to be the most reliable measure of compensation to the consultant. At the time of the issuance, the Company’s stock price was $2.17 per share, and therefore the issuance resulted in $16,275 of share based compensation expense for the three and six months ended June 30, 2014.

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

The Company has recorded share based compensation expense due to issuances under the Plan totaling $6,017 for the three months ended June 30, 2014, and has recorded share based compensation expense due to issuances under the Plan totaling $12,122 for the six months ended June 30, 2014.

Note 6- Revolving Line of Credit and Related Interest

The Company entered into a Credit Agreement with Colorado Business Bank West of Denver, Colorado on July 16, 2012, which was renewed effective October 16, 2013. Borrowings under this agreement are used to provide ongoing working capital and for other general corporate purposes of the Company.

The agreement provides a revolving commitment to the Company of $1,500,000. Amounts outstanding under the agreement are reflected in a promissory note with a principal balance of $1,500,000 and maturity date of November 16, 2014 (the “Promissory Note”).  The principal balance on the Promissory Note will bear interest at the one month USD LIBOR rate measured not more often than once per month (the “Index”).  Interest on any unpaid balance under the promissory note will bear interest at the Index plus 3.75% with a minimum interest rate of 4.00% per annum.

The outstanding balance on the revolving line of credit as of June 30, 2014 and December 31, 2013 was $1,220,519 and $1,220,655, respectively.

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

For the purposes of marketable securities where there is an active market, the Company uses the quoted prices available for the identical asset or liability.  As of June 30, 2014, the Company had $35,185 assets held for sale valued using the Level 1 mark-to-market approach. As of December 31, 2013, the Company had $108,228 assets held for sale valued using the Level 1 mark-to-market approach.

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

The following table represents the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Balance	$35,185	$0	$279,013	$108,228	$0	$471,015
Beginning of Period	108,228	-	471,015	29,338	-	701,852
Deletions	(87,843)	-	-	(36,103)	-	(87,755)
Revisions	14,800	-	(192,002)	114,993	-	(143,082)
End of Period	$35,185	$0	$279,013	$108,228	$0	$471,015

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of the financial results and condition of iSatori, Inc. (collectively, “we,” “us,” “our,” “iSatori” or the “Company”) for the six-month period ended June 30, 2014 should be read in conjunction with our 2013 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See Cautionary Note Regarding Forward-Looking Statements.

Overview

iSatori is a consumer products firm who develops and sells proprietary nutritional products in the sports performance, weight loss and energy markets through on-line marketing, distributors and thousands of retail stores domestically and around the world. iSatori became a publically traded company on June 29, 2012.  iSatori is headquartered in Golden, Colorado and its stock symbol is “IFIT.”

iSatori distributes its products to thousands of retail stores, including outlets such as GNC, Vitamin Shoppe, Vitamin World, Walmart, Walgreens, and other Fortune 500 companies, augmented by internet sales through its various website properties. The Company’s core competencies include the development of new, innovative and proprietary products, supported by creative, yet effective sales and marketing programs, all designed to expand its distribution and revenues in the rapidly growing $35 billion nutritional products industry.

Led by industry veteran Stephen Adelé, who turned $50,000 into a multi-million dollar Company, along with a highly experienced management team (most of whom came from their prior employer together, EAS, Inc), iSatori now employs 23 full-time, two part-time and six contract employees. iSatori leverages a unique product development process to bring to market some of the industry's leading and most technologically advanced dietary supplement products. Many of the Company’s products are the subject of trademarks, trade dress, or patents, owned by the Company or licensed from its inventors and distributed throughout the world. Further separating itself from competitors, iSatori funds independent clinical studies to discover new, efficacious products for the Company’s markets and satisfy consumer’s need for increased performance, energy and or weight loss.

Recent Developments

Since March 31, 2014, iSatori launched its new branched chain amino acids (BCAA) Powder, Amino-Amp™, in two flavors and sizes, as well as a testosterone-booster powder, Isa-Test® DA3, also in two sizes. Amino-Amp™ is a powered drink mix that contains a scientifically validated ratio of the three branched chain amino acids with the addition of MethioMax™ methionine that, when combined, increase the recovery, athletic performance, and muscle-building potential for weight-training individuals. Amino-Amp™ is the only product on the market that utilizes MethioMax™ to help amplify the effect of BCAA's. Isa-Test® DA3 is a powered drink mix that utilizes a proprietary formulation of botanicals, adaptagen herbs, and a uniquely new ingredient called DA3™ D-Aspartic Acid. The scientifically engineered formula in Isa-Test® DA3 is powered by three grams of DA3™, along with a supra-clinical dose of ashwagandha, to help stimulate the body's natural elevation of the muscle-building hormone, testosterone. In its BioGenetic Laboratories line, the Company sold in its new diet support pill Sinetrim™. The product contains three key components that aid in weight loss. Sinetrol®, extracted from Mediterranean citrus fruit species (sweet orange, blood orange, grapefruit), delivers special polyphenols, shown in studies to release free fatty acids; white mulberry helps block absorption of carbs; and Green Slimming Tea™ provides powerful antioxidant and metabolic support. The Company also extended its popular Bio-Gro bioactive peptides product line with the introduction of five new instantized flavored version of its break-through, category defining product Bio-Gro to further accelerate sales of this brand and increase its retail store footprint.

After extensive market viability testing, and in an effort to increase the “share of voice” of iSatori within the competitive landscape that exists in the industry, iSatori has retained four new contractors to build its outside sales force.  These individuals, in strategic geographic territories, will assist in growing the number of locations iSatori products are available and increasing brand awareness by conducting training, sampling and promotional events.

Over the past year, two major scientific clinical studies were commissioned for iSatori products, at a prominent University, providing significant findings that support both the Company’s posture on risk compliance and product efficacy and safety claims. Both studies were presented at this year’s annual ISSN Scientific Conference in Clearwater, Florida on June 21, 2014. Each study represented vital information for the growth and development of the iSatori products, Bio-Gro and Energize. Both studies used several different modalities for testing under a double-blind, randomized, placebo versus active ingredient protocol, which is the “gold standard” of clinical research.

The Energize study confirmed two major facts. The first, using a safety study format, showed that prolonged use (28 straight days) was completely safe, revealing no changes in Blood Pressure, Heart Rate, or biomedical markers of stress or damage. The second finding confirmed that the slow release of caffeine allowed for users to get extended energy with a very slow rate of drop off (e.g., no jitters or crash) and again, revealed that blood hemodynamics (Hear Rate and Blood Pressure) were not compromised. Additionally, other findings were relevant suggesting the possibility that Energize could help boost metabolism, improve energy and focus, and possibly have some ability to assist in weight loss.

The Bioactive Peptide (BAP) /Bio-Gro study was aimed specifically at determining minimum threshold dosage and specific performance markers to aid in both the continued development of ingredient and the marketing and sales efforts. This was the very first study of its kind with respect to human athletic performance, from the effects of bio-active peptides from Bio-Gro. The findings indicate clearly that Bio-Gro has some very promising applications across many performance variables. This indicates that Bio-Gro has considerable potential across several different markets where performance enhancement improvement is a key factor, especially at increased doses and in those who resistance/weight train regularly. Additionally, the study revealed some findings that were surprising, yet favorable, in that there may be implications for Bio-Gro to be used in rehabilitation, recovery from injury, and improvements in other health markers.

Results of Operations

Comparison of the Three Months ended June 30, 2014 and 2013

Revenues

Gross product revenues, prior to returns, discounts and trade promotions, increased $1.193 million or 47% to $3.727 million for the three months ended June 30, 2014 compared to $2.534 million for the same period in the prior year. Consolidated product revenues (net of returns, discounts and trade promotions) increased $637 thousand or 28% to $2.877 million for the three months ended June 30, 2014 compared to $2.240 million for the same period in 2013.  The increase in revenues can primarily be attributed to continued success of leading products such as Bio-Gro and Garcinia Trim, along with new product introductions for Amino-Amp, Isa-Test DA3, and the five new flavored Bio-Gro versions. To continue to drive product sales, adjustments from revenues (for retailer advertising discounts, returns, promotional credits and coupons) increased 190% to $849 thousand for the three months ended June 30, 2014 compared to $294 thousand for the same period in 2013.  This increase is primarily driven by $476 thousand in product returns to be received due to a shift in a retail partner’s focus in that product category.

Cost of Sales

Respective to an increase in product revenues, cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased $349 thousand or 36% to $1.306 million for the three month period ended June 30, 2014 compared to $957 thousand for the same period in 2013. However, cost of sales as a percentage of product revenue increased only 2%, to 45% for the three month period ended June 30, 2014 compared to 43% for the same period in 2013. This slight increase can be attributed to the shift in the product mix sold.

Operating Expenses

Selling and Marketing

Selling and marketing expenses increased by $182 thousand or 62% to $477 thousand for the three months ended June 30, 2014, compared to $295 thousand for the same period in 2013. The additional spending in 2014 are in categories such as digital media advertising to support the Company’s reach to new prospective customers, tradeshow and consumer exhibition expenses, as well as increased sales commissions related to improved product revenues.

Salaries and Labor Related Expenses

Salaries and labor related expenses increased $90 thousand or 18% to $601 thousand for the three month period ended June 30, 2014 compared to $511 thousand for the same period in 2013. The additions of personnel, contractors, and standard salary increases are the key contributors to the increase over periods.

Administration

Administrative expenses decreased approximately $153 thousand or -34% to $300 thousand for the three months ended June 30, 2014 compared to $453 thousand for the same period in 2013.  The decrease in expenses can be attributed to the reduction in expense related to professional fees over the two periods.

Depreciation and Amortization

Depreciation and amortization expense decreased $7 thousand or -27% to $20 thousand for the three months ended June 30, 2014 compared to $27 thousand for the same period in 2013.  This reduction between periods is due to end of the depreciable life of a piece of software, offset by the depreciation expense of new assets acquired during the year.

Other Income/(expense)

Other income was $205 thousand for the three months ended June 30, 2014 compared to expense of $78 thousand for the same period in 2013.  The 2014 balance consists of income of $13 thousand related to the change in value of assets held for sale and $192 thousand for the change in the value of derivative instruments. The 2013 balance includes income of $6 thousand related to the change in value of assets held for sale and $66 thousand in expense for the change in the value of derivative instruments offset by $150 thousand in settlement expenses.

Financing Expenses

Financing expenses increased $1 thousand or 11% to $9 thousand for the three months ended June 30, 2014 compared to $8 thousand for the same period in 2013.  These expenses include credit card, banking and other financing expenses.

Interest Expense

Net interest expense of $10 thousand was recognized for the three months ended June 30, 2014 compared to $11 thousand for the same period in 2013.  Interest expense for 2014 was less than $1 thousand more than the same period in 2013, however there is an additional $2 thousand in interest income realized in 2014 compared to 2013.

Income/(loss) before income taxes

As a result of the foregoing, income before income taxes was an improvement of 754% to $399 thousand for the three months ended June 30, 2014, compared to a loss of $61 thousand for the same period in 2013.

Income Tax Expense

Income tax expense of $63 thousand was realized for the three months ended June 30, 2014 compared to income of $194 thousand for the same period in 2013. Of this, expense of $56 thousand for 2014 and income of $198 thousand for 2013 was related to the change in the provision for deferred tax asset/liability.

Net Income

As a result of the foregoing, net income was improved by 153% to $336 thousand for the three months ended June 30, 2014 compared to net income of $133 thousand for the same period in 2013.

Comparison of the Six Months ended June 30, 2014 and 2013

Revenues

Gross product revenues, prior to returns, discounts and trade promotions, increased $2.004 million or 37% to $7.457 million for the six months ended June 30, 2014 compared to $5.453 million for the same period in the prior year. Consolidated product revenues (net of returns, discounts and trade promotions) increased $1.652 million or 37% to $6.097 million for the six months ended June 30, 2014 compared to $4.444 million for the same period in 2013.    The increase in revenues can primarily be attributed to continued success of products such as Bio-Gro and Garcinia Trim, both of which were introduced during the second quarter of 2013. Adding to the increased revenue are new products such as Amino-Amp, Isa-Test DA3, and the five new flavored Bio-Gro versions. Adjustments from revenues (for retailer advertising discounts, returns, promotional credits and coupons) increased $351 thousand or 35% to $1.360 million for the six months ended June 30, 2014 compared to $1,009 million for the same period in 2013.  The majority of this increase can be attributed to approximately $476 thousand in product returns due to a shift in a retail partner’s focus in that product category, offset by a $131 thousand decrease in promotional and coupon costs.

Cost of Sales

Respective to an increase in product revenues, cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased 27% to $2.550 million for the six month period ended June 30, 2014 compared to $2.003 million for the same period in 2013. However, cost of sales as a percentage of product revenue decreased 3%, to 42% for the six month period ended June 30, 2014 compared to 45% for the same period in 2013. This decrease can be attributed to the shift in the concentration of revenues to higher margin products.

Operating Expenses

Selling and Marketing

Selling and marketing expenses increased by $649 thousand or 106% to $1.260 million for the six months ended June 30, 2014, compared to $611 thousand for the same period in 2013. The additional spending in 2014 are in categories such as television and digital media advertising, tradeshow and consumer exhibition expenses, merchandising and advertising to support new products launches, book marketing expenses for the Diets Suck! book launch, as well as increased sales commissions and broker fees related to improved product revenues.

Salaries and Labor Related Expenses

Salaries and labor related expenses increased $203 thousand or 19% to $1.248 million for the six month period ended June 30, 2014 compared to $1.045 for the same period in 2013. The additions of executive personnel, contractors, and standard salary increases are the key contributors to the increase over periods.

Administration

Administrative expenses decreased $355 thousand or -41% to $514 thousand for the six months ended June 30, 2014 compared to $869 thousand for the same period in 2013.  The decrease in expenses can be attributed to the reduction in expense related to professional fees over the two periods.

Depreciation and Amortization

Depreciation and amortization expense decreased $13 thousand or -25% to $39 thousand for the six months ended June 30, 2014 compared to $52 thousand for the same period in 2013.  This reduction between periods is due to end of the depreciable life of a piece of software, offset by the depreciation expense of new assets acquired during the year.

Other Income/(expense)

Other income was $235 thousand for the six months ended June 30, 2014 compared to expense of $202 thousand for the same period in 2013.  The 2014 balance consists of income of $43 thousand related to the change in value of assets held for sale and $192 thousand for the change in the value of derivative instruments. The 2013 balance includes income of $61 thousand related to the change in value of assets held for sale offset by $113 thousand in expense for the change in the value of derivative instruments and $150 thousand in settlement expenses.

Financing Expenses

Financing expenses decreased approximately $24 thousand or 44% to $31 thousand for the six months ended June 30, 2014 compared to $55 thousand for the same period in 2013.  The 2013 expense is related to higher credit card fees associated with various internet auto ship offers running during that timeframe.  There are no similar offers running during 2014.

Interest Expense

Net interest expense of $21 thousand was recognized for the six months ended June 30, 2014 compared to $13 thousand for the same period in 2013.  Interest expense for 2014 was only $2 thousand more than the same period in 2013, however there was an additional $6 thousand in interest income realized in 2013 when the Company cashed in a short term investment.

Income/(loss) before income taxes

As a result of the foregoing, income before income taxes was an improvement of 340% to $751 thousand for the six months ended June 30, 2014, compared to a loss of $314 thousand for the same period in 2013.

Income Tax Expense

Income tax expense of $79 thousand was realized for the six months ended June 30, 2014 compared to income of $184 thousand for the same period in 2013. Of this, expense of $9 thousand for 2014 and income of $198 thousand for 2013 was related to the change in the provision for deferred tax asset/liability.

Net Income/(loss)

As a result of the foregoing, net income was an improvement of 618% was $672 thousand for the six months ended June 30, 2014 compared to a net loss of $130 thousand for the same period in 2013.

Liquidity and Capital Resources

Cash Position

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was $1.718 million at June 30, 2014, compared with $823 thousand at December 31, 2013.

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

Credit Arrangements as of June 30, 2014

As of  June 30, 2014, iSatori had outstanding credit indebtedness of $1.239 million, which consisted of $1.221 million outstanding balance under the $1.500 million revolving line of credit and $18 thousand for a loan on a piece of motorized warehouse equipment.

Prepaid Expenses

As of June 30, 2014, iSatori carried a balance of $212 thousand in prepaid expenses on its balance sheet, compare to $222 thousand at December 31, 2013.  The 2014 balance includes an additional $70 thousand for prepaid business insurance over the 2013 balance, due to the renewal of the policy in May, offset by a reduction of other miscellaneous prepaid expenses such as television advertising and merchandising.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

Contractual Obligations

As of June 30, 2014, the Company has the following operational lease commitments:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Operating lease obligations	$214,063	$41,432	$165,726	$6,905	$-

ITEM 3.

QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2014, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management conducted an evaluation of the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, as of June 30, 2014. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of June 30, 2014.

There have been no changes in our internal control over financial reporting during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 17, 2013 and on January 31, 2014 the Company received demand letters from the Environmental Research Corporation, “ERC” requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  The Company is in communication with ERC and has begun discussions regarding claims as outlined in the demand letters.  The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

On March 24, 2014 the Company received a summons in a civil action filed by Wise Sports Nutrition, LLC claiming alleged trademark infringement for iSatori’s Garcinia Trim product. Company counsel has made contact with the plaintiff’s attorney and filed a response to the alleged trademark infringement with the Company’s counterclaims. The Company believes the counterclaims have strong merit and are pursuing their defense. Both parties are now preparing responses to be presented to the court.  The Company believes that it is too early in the proceedings to make a determination of either a favorable or unfavorable outcome. Therefore, no range of any possible gain or loss can be reasonably estimated as of the date of the financial statements.

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

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ISATORI, INC.

By:	/s/ Stephen Adelé
Stephen Adelé
Chief Executive Officer

By:	/s/ Michael Wilemon
Michael Wilemon
Chief Financial Officer

August 11, 2014