Form 10-Q
period 2014-09-30
iSatori, Inc.
filed 2014-11-10
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

or

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

☒12,904,590 shares of common stock, $0.01 par value per share, were outstanding as of November 4, 2014.

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

PART 1

ITEM 1.    FINANCIAL STATEMENTS

Condensed Financial Statements and Related Footnotes

September 30, 2014 and 2013

iSatori, Inc.

iSatori, Inc

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,153,865	$822,876
Accounts receivable
Trade, net of allowance for doubtful accounts	1,893,580	2,398,178
Inventories	2,646,307	1,985,764
Income tax receivable	-	102,452
Note receivables - current portion	3,814	11,013
Assets held for sale	42,311	108,228
Deferred tax asset, net	9,156	53,081
Prepaid expenses	245,265	222,466
Total current assets	5,994,298	5,704,058

Property and equipment, net of accumulated depreciation	147,781	173,636

Note receivable – net of current portion	81,714	81,714

Other assets:
Deferred tax asset, net	170,912	147,941
Deposits and other assets	43,120	61,167
Total other assets	214,032	209,108

Total assets	$6,437,825	$6,168,516

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$1,288,277	$1,248,490
Accrued expenses	237,608	187,608
Deferred revenues	210,002	292,215
Line of credit	1,620,519	1,220,655
Notes payable	16,925	20,464
Total current liabilities	3,373,331	2,969,432

Long-term liabilities:
Derivative liability	226,445	471,015

Commitments and contingencies (Notes 1, 2, 5 and 6)

Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 12,896,852 shares issued and outstanding	128,969	128,797
Additional paid-in capital	4,778,079	4,731,535
Accumulated deficit	(2,069,224)	(2,132,488)
Total stockholders’ equity	2,838,049	2,728,069

Total liabilities and stockholders' equity	$6,437,825	$6,168,516

The accompanying notes are an integral part of these condensed financial statements

iSatori, Inc.

Condensed Statements of Operations

(Unaudited)

	Quarter Ended		Nine Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenues:
Product revenue (Net of returns and discounts)	$2,042,642	$2,724,711	$8,139,382	$7,169,142
Royalty revenue	22,778	25,237	85,905	91,761
Other revenue	10,366	9,391	30,133	34,732
Total revenue	2,075,786	2,759,339	8,255,420	7,295,635

Cost of sales	1,157,590	1,136,350	3,707,632	3,138,916
Gross profit	918,196	1,622,989	4,547,788	4,156,719

Operating Expenses:
Selling and marketing	606,464	1,244,907	1,866,566	1,856,106
Salaries and labor related expenses	629,661	577,302	1,878,042	1,622,635
Administration	285,787	425,683	799,540	1,294,841
Depreciation and amortization	19,583	18,916	58,727	71,271
Total operating expenses	1,541,495	2,266,808	4,602,875	4,844,853

Income (loss) from operations	(623,299)	(643,819)	(55,087)	(688,134)

Other income (expense)	59,694	80,724	294,536	(121,153)
Financing expense	(14,671)	(7,889)	(45,498)	(63,223)
Interest expense	(12,653)	(10,615)	(33,338)	(23,200)

Income (loss) before income taxes	(590,929)	(581,599)	160,613	(895,710)

Income tax benefit (expense)	(18,144)	(73,608)	(97,349)	110,606

Net income (loss)	$(609,073)	$(655,207)	$63,264	$(785,104)

Net income (loss) per common share
Basic	$(0.05)	$(0.05)	$-	$(0.06)
Diluted	$(0.05)	$(0.05)	$-	$(0.06)

Weighted average shares outstanding:
Basic	12,892,515	12,878,216	12,886,216	12,730,371
Diluted	12,892,515	12,878,216	13,703,364	12,730,371

The accompanying notes are an integral part of these condensed financial statements

iSatori, Inc.

Condensed Statements of Cash Flow

(Unaudited)

	For the Nine Month Period Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$63,264	$(785,104)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58,727	70,203
Amortization of debt issuance costs	-	4,375
Share based compensation expense	43,837	303,797
Change in value of assets held for sale	(21,926)	(109,791)
Change in fair value of derivative liability	(244,570)	71,398
Provision for (benefit from) deferred income taxes	77,958	(128,536)
Change in assets and liabilities:
Accounts receivable	504,598	(718,019)
Income tax receivable	45,448	-
Notes receivable	7,199	(1,066)
Inventory	(660,543)	(332,813)
Prepaid expenses	(19,920)	(581,336)
Deposits and other assets	8,280	(16,386)
Trade accounts payable	39,787	591,743
Accrued expenses	50,000	(95,375)
Deferred revenues	(82,213)	266,032
Net cash provided by (used in) operating activities	(130,074)	(1,460,878)

Cash flows from investing activities:
Purchase of property and equipment	(23,105)	(119,194)
Proceeds from the sale of assets held for sale	87,843	26,919
Sale of investments	-	965,886
Net cash provided by investing activities	64,738	873,611

Cash flows from financing activities:
Proceeds from notes payable	-	25,101
Payment of notes payable	(3,539)	(3,482)
Proceeds from line of credit	411,000
Payment of line of credit	(11,136)	(50,000)
Proceeds from the exercise of warrants	-	334
Net cash (used in) provided by financing activities	396,325	(28,047)

Net increase in cash	330,989	(615,314)

Cash and cash equivalents, beginning of year	822,876	1,655,453
Cash and cash equivalents, end of year	$1,153,865	$1,040,139

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	40,590	37,049
Cash paid for taxes	8,730	6,863
Non-cash transactions:
Decrease in warrant derivative liability due to warrant exercise	-	87,755
Decrease in deferred tax asset due to warrant exercise	-	33,355
Cashless exercise of options	-	600
Cashless exercise of warrants	-	1,555

The accompanying notes are an integral part of these condensed financial statements

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Business, and Basis of Presentation

iSatori, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on June 29, 2012. The trading symbol of the Company on OTCQB is “IFIT”.

The Company is engaged in researching, designing, developing, contracting for the manufacture, marketing, selling and distributing of various branded nutritional and dietary supplement products for the general nutrition market. The “general nutrition market” may include such activities as body-building, weight-training, physique enhancement (e.g., increase of lean body mass and decrease in fat mass) and enhanced athletic performance through increased strength and/or endurance and proper nutrition.

The Company engages in funding clinical studies with the objective of discovering and/or validating claims of new, efficacious and safe products for the Company’s relevant market as well as providing necessary and appropriate substantiation for any claims which the Company may use in its marketing and advertising. The Company markets products which are under its control and which are in some way proprietary to the Company. Some of the Company’s products are the subject of patents, service marks and or trademarks owned by the Company.

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

The Company has a number of financial instruments, including cash, cash equivalents, receivables, inventory, payables and debt obligations. The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued expenses and notes payable approximates their fair value because of the short maturity of these instruments. As further described in Note 7, the Company has issued warrants which are measured at fair value on a recurring basis and result in a long-term derivative liability on the balance sheet.  The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,153,865	$1,153,865	$822,876	$822,876
Receivables	$1,893,580	$1,893,580	$2,398,178	$2,398,178
Accounts Payable	$1,276,642	$1,276,642	$1,248,490	$1,248,490
Derivative Liability	$226,445	$226,445	$471,015	$471,015

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 10-60 days from the invoice date. Accounts are considered delinquent when outstanding for more than 7 days past due date. The Company does not have a policy of accruing interest on past due accounts. Payments on trade receivables are applied as instructed per the customer, or to the earliest unpaid invoices. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on management’s historical collection experience, adverse situations that may affect the customer’s ability to repay, and prevailing economic conditions.  Specific accounts deemed uncollectible are written off periodically with subsequent receipts on previously written off accounts credited to bad debt expense.  The allowance for doubtful accounts is $0 for each of the periods ended September 30, 2014 and December 31, 2013. Receivables at each of the below respective periods consisted of the following:

	September 30, 2014	December 31, 2013
Trade Receivables	$1,834,174	$2,323,522
Other	$59,406	$74,656
Allowance for doubtful accounts	$(0)	$(0)
Totals	$1,893,580	$2,398,178

In addition, the Company has recorded an allowance for customer returns in the amount of approximately $85,000 and $70,000 at September 30, 2014 and December 31, 2013, respectively, in accrued expenses.

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	September 30, 2014	December 31, 2013
Labels and packaging	$170,189	$120,057
Raw materials	$284,560	$207,320
Finished goods	$2,191,558	$1,658,387
Totals	$2,646,307	$1,985,764

Note Receivable

The predecessor company disposed of a dormant product line of vitamins in December 2010. As part of the consideration in this divestiture, the Company received from the purchaser of this product line an unsecured note in the amount of $170,000. The original note was due to be repaid on or before March 2014, where interest accrued principally at an annual rate of 5%, based upon the initial $170,000 principal and was payable monthly. As of March 31, 2013, the note was novated and a new promissory note was issued to reflect a modification in the payment terms, which includes no interest. The total note receivable balance at September 30, 2014 was $85,528, and is due to be repaid in monthly increments through May 1, 2017.

Revenue Recognition

The Company operates predominantly as a distributor of its dietary supplement products through traditional large retailers, wholesale distributors, and electronic intermediaries. Revenue from product sales is recognized upon transfer of title of the Company’s product to its customers. Net sales represent product sales less actual returns, trade allowances, discounts, and product promotions. Sales to direct customers have an unconditional money back guarantee for thirty to ninety days after the date of purchase. Sales to a select number of the retail customers carry a “Sale or Return” Purchase agreement per contract, where if minimum sales thresholds are not met within required timeframe, the inventory will be returned to the Company for full credit.  Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, trade allowances, discounts, and product promotions were $840,670 and $484,296 for the three month period ended September 30, 2014 and 2013, respectively. Returns, trade allowances, discounts, and product promotions were $2,200,761 and $1,492,824 for the nine month period ended September 30, 2014 and 2013, respectively.

In addition, the Company provides allowances for sales returns based upon estimated and known returns.  Product returns are recorded as a reduction of net revenues and as a reduction of the accounts receivable balance.

The Company receives other revenues which include but are not limited to shipping and handling charges billed to customers.

The Company has recorded $210,002 as of September 30, 2014 in deferred revenue as a liability pertaining to inventory sold under consignment terms, even though it has already been paid for by the customer.

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

Leases

The Company leases its headquarters facility, comprising approximately 10,044 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense for each of the three month periods ended September 30, 2014 and 2013, was $20,716. The total rent expense for each of the nine month periods ended September 30, 2014 and 2013, was $62,147. The lease term expires January 31, 2017 and requires equal monthly payments over the remaining term. Future payments under the lease total $193,347. The Company also leases miscellaneous office and warehouse equipment. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable.

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print, digital, and television when the advertisement has been broadcast or otherwise finished and or distributed.  The Company records website costs related to its direct-to-consumer advertisements in accordance with FASB ASC 340-20 “Capitalized Advertising Costs”.  In accordance with FASB ASC 340-20, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisements to probable future revenue. As of September 30, 2014 and December 31, 2013, the Company had deferred $0 and $7,651 respectively, related to such advertising costs. This amount was included in Deposits and other assets and amortized over a one year period, the estimated time frame to which the existing commercial was used. For the three month period ended September 30, 2014 and 2013, marketing expenses totaled $310,580 and $1,005,858, respectively. For the nine month period ended September 30, 2014 and 2013, marketing expenses totaled $1,252,698 and $1,330,788, respectively.

Research and Development Costs

Research and development costs, which includes the funding of clinical research studies, as well as creation and development of new products, are expensed when incurred. Research and development costs of $57,002 and $68,071 for the three month period ended September 30, 2014 and 2013, respectively, are included in selling and marketing expense. Research and development costs of $67,907 and $155,836 for the nine month period ended September 30, 2014 and 2013, respectively, are included in selling and marketing expense.

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

During the nine month period ended September 30, 2014, sales to three customers made up 60% of total product revenue, with each customer representing greater than 10% of product revenue on an individual basis.  These customers’ combined accounts receivable balances were 56% of total accounts receivable at September 30, 2014. During the nine month period ended September 30, 2013, sales to three customers made up 56% of total product revenue, with each customer representing greater than 10% of product revenue on an individual basis.  These customers’ combined accounts receivable balances were 65% of total accounts receivable as of September 30, 2013. During the nine month period ended September 30, 2014, purchases from four vendors made up 70% of total inventory purchases.  These vendors’ combined accounts payable balances were 58% of total accounts payable as of September 30, 2014. During the nine month period ended September 30, 2013, purchases from two vendors made up 73% of total inventory purchases.  These vendors’ combined accounts payable balances were 43% of total accounts payable as of September 30, 2013.

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

Since the Company reflected a net loss for the three month period ended September 30, 2014 and the three and nine month periods ended September 30, 2013, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.

The Company has the following common stock equivalents as of September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	12,892,515	12,878,216	12,886,216	12,730,371
Stock options (exercise price – $0.573-$2.50/share)	334,647	430,132	398,922	460,587
Warrants (exercise price – $0.001-$2.25/share)	417,418	426,744	418,226	432,280
Total common stock equivalents	13,644,580	13,735,092	13,703,364	13,623,238

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

On May 17, 2013 and on January 31, 2014 the Company received demand letters from the Environmental Research Corporation, “ERC” requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  In October, while the Company was awaiting the results of the compliance testing, ERC contacted the Company again requesting settlement to their initial demand letter. And in February 2014, before compliance testing or any other demand letter validation was completed, ERC contacted the Company again requesting settlement to their second demand letter. After many discussions with ERC, a lawsuit was filed by ERC for the non-compliance issues with the State of California’ Proposition 65 regulations.  Along with the company’s California counsel the company has begun the process of discovery from both sides.  The Company continues to remain in communication with ERC and their counsel with the intent to settle the mutual disputes. The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome. However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

On March 24, 2014 the Company received a summons in a civil action filed by Wise Sports Nutrition, LLC claiming alleged trademark infringement for iSatori’s Garcinia Trim product. Company counsel has made contact with the plaintiff’s attorney and filed a response to the alleged trademark infringement with the Company’s counterclaims. The Company believes the counterclaims have strong merit and are pursuing their defense. Both parties have prepared responses and presented them to the court.  The case has currently been stayed pending a ruling on the motion made by the Company to stay the case.  The Company believes that it is too early in the proceedings to make a determination of either a favorable or unfavorable outcome. Therefore, no range of any possible gain or loss can be reasonably estimated as of the date of the financial statements.

Note 4 - Income Taxes

For the three months ended September 30, 2014 and 2013, the Company recognized income tax expense of $18,144, and expense of $73,608, respectively.

For the nine months ended September 30, 2014, the Company recognized income tax expense of $97,349, and for the nine months ended September 30, 2013, the Company recognized an income tax benefit of $110,606.

The difference between the nine months ended September 30, 2014 effective rate of 48.64% and the Federal statutory rate of 35.0% is primarily due to state and foreign income taxes (net of federal benefit), change in the valuation allowance, and an adjustment to the income tax receivable.

At September 30, 2014 management believes there are no uncertain tax positions.

Note 5- Stockholders’ Equity

At September 30, 2014, there were 12,896,852 shares of common stock, par value $.01 per share, outstanding for the Company.

The Company issued warrants, now totaling 420,549 shares, to purchase 3% of fully diluted shares of the common stock of the Company to Breakwater Structured Growth Opportunity Fund, L.P., with an imputed exercise price equal to approximately one-hundredth of a dollar in connection with a $1.025 million subordinated mezzanine loan arrangement. These warrants are fully vested and expire on June 15, 2016. The Company used a lattice model in developing a fair value for the Breakwater warrant obligation at September 30, 2014, using a quoted stock value of $.55 per share, which represents a discount of 50% from the closing stock price.  This reduction was based on the application of a discount for lack of liquidity. Other assumptions used in the above valuations include (a) risk-free interest rate of .58% based on duration, (b) weighted average expected term years of 1.79 (c) weighted average expected stock volatility of 37.46% (e) expected dividends of 0%, (f) stock price movements ranging from 1.05332062 to .94937855 and (g) risk neutral probabilities ranging from .48808915 to .51191085.

The warrant valuation resulted in income of $52,568 in the Statement of Operations for the three month period ended September 30, 2014, and income of $41,501 in the Statement of Operations for the three month period ended September 30, 2013. For the nine month period ended September 30, 2014, the valuation resulted in income of $244,570 in the Statement of Operations, and for the nine month period ended September 30, 2013 the valuation resulted in expense of $71,398 in the Statement of Operations.

On April 1, 2014, the Company issued 7,500 shares of its $.01 par value common stock to a business development consultant. The Company considered the fair value of the shares issued to be the most reliable measure of compensation to the consultant. At the time of the issuance, the Company’s stock price was $2.17 per share, and therefore the issuance resulted in $16,275 of share based compensation expense for the three and nine months ended September 30, 2014.

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

The Company has recorded share based compensation expense due to option issuances under the Plan totaling $5,352 for the three months ended September 30, 2014, and has recorded share based compensation expense due to option issuances under the Plan totaling $17,474 for the nine months ended September 30, 2014.

On July 10, 2014, the Company issued 5,603 shares of restricted stock to members of its board of directors. On September 23, 2014, the Company issued 4,098 shares of restricted stock to a new member of its board of directors.  The Company is amortizing total expense related to these issuances over the restriction period which is equivalent to the directors’ one-year term. The Company has recorded share based compensation expense due to these issuances of $1,961 for the three months ended September 30, 2014, and share based compensation expense due to these and prior issuances of $10,087 for the nine months ended September 30, 2014.

Note 6- Revolving Line of Credit and Related Interest

The Company entered into a renewed and expanded Credit Agreement with Colorado Business Bank West of Denver, Colorado on August 27, 2014. Borrowings under this agreement are used to provide ongoing working capital and for other general corporate purposes of the Company.

The agreement provides a revolving commitment to the Company of $2,000,000. Amounts outstanding under the agreement are reflected in a promissory note with a principal balance of $2,000,000 and maturity date of November 16, 2015 (the “Promissory Note”).  The principal balance on the Promissory Note bears interest at the one month USD LIBOR rate measured not more often than once per month (the “Index”).  Interest on any unpaid balance under the promissory note will bear interest at the Index plus 3.75% with a minimum interest rate of 4.00% per annum, and is payable monthly. The agreement requires the Company to comply with certain affirmative covenants, including a minimum current ratio of 1.5 to 1, a maximum leverage ratio of 2 to 1, and minimum tangible equity capital of $2,750,000 through November 30, 2014, and $3,000,000 thereafter, as well as providing limitations on dividends, additional indebtedness, and certain other changes. As of September 30, 2014, the Company was in compliance with these covenants.

The Company’s prior line of credit with Colorado Business Bank West of Denver, Colorado provided a revolving commitment to the Company in the amount of $1,500,000 and was in effect since its inception on July 16, 2012 and subsequent renewal on October 16, 2013 through the date of the renewal and expansion on August 27, 2014. Other terms of the former credit agreement were the same as those of the renewed and expanded agreement described above.

The outstanding balance on the Company’s revolving line of credit as of September 30, 2014 and December 31, 2013 was $1,620,519 and $1,220,655, respectively.

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

For the purposes of marketable securities where there is an active market, the Company uses the quoted prices available for the identical asset or liability.  As of September 30, 2014, the Company had $42,311 in assets held for sale valued using the Level 1 mark-to-market approach. As of December 31, 2013, the Company had $108,228 in assets held for sale valued using the Level 1 mark-to-market approach.

For the purposes of the warrant derivative liability, the Company uses a lattice model and a combination of observable and unobservable inputs; therefore the fair value measurement of the liability is classified within Level 3 of the hierarchy.  The inputs used in the fair value measurements categorized within Level 3 include the stock price at the valuation date, the exercise price of the warrant, the expected period of time the warrant will be outstanding, the annual volatility of the underlying stock price, the annual yield rate of quarterly dividends, and the risk free rate of interest relevant to the expected time period the warrant will be outstanding.

The following table represents the Company’s assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Balance	$42,311	$0	$226,445	$108,228	$0	$471,015
Beginning of Period	108,228	-	471,015	29,338	-	701,852
Deletions	(115,881)	-	-	(36,103)	-	(87,755)
Revisions	49,964	-	(244,570)	114,993	-	(143,082)
End of Period	$42,311	$0	$226,445	$108,228	$0	$471,015

Note 8 – Subsequent Events

Effective November 1, the Company executed a 50-month lease of a 17,426 square foot building in Denver, CO to accommodate the growth in inventory and support warehouse operations.  The warehouse operations will be moved prior to year end from its current location at the Golden, CO headquarters.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of the financial results and condition of iSatori, Inc. (collectively, “we,” “us,” “our,” “iSatori” or the “Company”) for the nine-month period ended September 30, 2014 should be read in conjunction with our 2013 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See Cautionary Note Regarding Forward-Looking Statements.

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

Led by industry veteran Stephen Adelé, who turned a $50,000 personal investment into a multi-million dollar Company, along with a highly experienced management team (most of whom came from their prior employer together, EAS, Inc), iSatori now employs 24 full-time, one part-time and seven contract employees. iSatori leverages a unique product development process to bring to market some of the industry's leading and most technologically advanced dietary supplement products. Many of the Company’s products are the subject of trademarks, trade dress, or patents, owned by the Company or licensed from its inventors and distributed throughout the world. Further separating itself from competitors, iSatori funds independent clinical studies to discover new, efficacious products for the Company’s markets and satisfy consumer’s need for increased performance, energy and or weight loss.

Recent Developments

New Products. Since June 30, 2014, iSatori added to its line an additional instantized flavored version of its break-through, category defining product Bio-Gro by introducing an Orange Creamsicle flavor launched through its top internet retailer, Bodybuilding.com, which first shipped in August.  Additionally, a trial-sized (e.g., 10-serving) Chocolate Ice Cream flavor was also added to the Bio-Gro line,to continue to increase consumer trial of the product. Under the BioGenetic Labs brand, the Company introduced its new diet support pill, Dyglo-Trim™ with patented Dyglomera® ingredient for which the Company has a limited exclusive supply agreement with the supplier and patent holder. The initial stocking order for Dyglo-Trim shipped to GNC at the end of the third quarter. DygloTrim's core ingredient, Dyglomera®, produces significant weight-loss results. In a randomized, double-blind, placebo-controlled trial—the "gold standard" of clinical research—318 participants demonstrated remarkable combined results in substantial body-weight reduction in just eight weeks, when they used the core ingredient, Dyglomera. At the end of the study, the Dyglomera group lost an average of 24.5 pounds and reduced body fat along with waist and hip circumference by over 10 times compared to the placebo group.

New Sales Force. In August, the Company added an additional two contractors (for a total of six) to continue to build up its outside sales force, in an effort to increase the “share of voice” of the Company’s brands within the competitive landscape that exists in the industry. These individuals, in strategic geographic territories, will assist in growing the number of retail store locations the Company’s products are available, and working to increase the velocity and sales volume for the products by increasing brand awareness through conducting training, sampling and promotional events in their territories. The Company expects to realize their full beneficial effect in fourth quarter and beyond into 2015.

Promotions. In September, iSatori drew their biggest crowds ever at the Joe Weider Olympia Fitness Expo in Las Vegas, Nevada, the largest and most well respected consumer trade show in the sports nutrition industry. Over 80,000 fitness enthusiasts interested in building muscle, strength, and fitness were in attendance, making this the top tradeshow for the fitness and nutrition industry. The Company attracted its largest crowds ever with product samples, providing weight-training information, and credible sources of education on nutrition and supplements, which included a variety of experts and YouTube personalities present at the booth throughout the weekend. This important event also hosted a number of key business meetings with the Company’s largest retail customers. In total, the Company generated over 1-million views (e.g., impressions) online, after the event, as a result of their popularity in attendance and social media promotions by consumers and athletes alike.

Results of Operations

Comparison of the Three Months ended September 30, 2014 and 2013

Revenues

Gross product revenues, prior to returns, discounts and trade promotions, decreased $326 thousand or 10% to $2.883 million for the three months ended September 30, 2014 compared to $3.209 million for the same period in the prior year. Consolidated product revenues (net of returns, discounts and trade promotions) decreased $682 thousand or 25% to $2.043 million for the three months ended September 30, 2014 compared to $2.725 million for the same period in 2013.  The majority of the decrease in revenues is in the diet and weight loss category, which experienced a temporary lull in the third quarter, primarily due to the lack of consumer confidence in diet aids after a popular television doctor drew criticism by congress for his unabated support of these types of supplements. This decrease in revenues was partly offset by the exponential growth in Bio-Gro revenues, which increased over 305% from the same period in 2013. Adjustments from revenues (for retailer advertising discounts, returns, promotional credits and coupons) increased $357 thousand or 74% to $841 thousand for the three months ended September 30, 2014 compared to $484 thousand for the same period in 2013.  Of this variance, this increase is primarily driven by one-time $298 thousand in product returns to be received due to a shift in a retail partner’s focus in that product category, along with an increase in promotions mainly tied to the Bio-Gro new flavors product launch.

Cost of Sales

Cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased $22 thousand or 2% to $ 1.158 million for the three month period ended September 30, 2014 compared to $1.136 million for the same period in 2013. Cost of sales as a percentage of gross product revenue increased to 40%, for the three month period ended September 30, 2014 compared to 35% for the same period in 2013. This increase can be attributed to the shift in the product mix sold, which includes several items sold in promotional type configurations to help drive purchases, but carry a lower margin.

Operating Expenses

Selling and Marketing

Selling and marketing expenses decreased by $639 thousand or 51% to $606 thousand for the three months ended September 30, 2014, compared to $1.245 million for the same period in 2013. The decrease can be attributed to the move away from television advertising, and into more cost-effective digital form of advertising) during the current three month period, while $664 thousand was spent during the 2013 period.

Salaries and Labor Related Expenses

Salaries and labor related expenses increased $53 thousand or 9% to $630 thousand for the three month period ended September 30, 2014 compared to $577 thousand for the same period in 2013. The additions of personnel, contractors, and standard salary increases are the key contributors to the minor increase over periods.

Administration

Administrative expenses decreased approximately $140 thousand or 33% to $286 thousand for the three months ended September 30, 2014 compared to $426 thousand for the same period in 2013.  The 2013 balance includes $155 thousand in warrant/option expense related to Investor Relations contractors, while no such expense occurred during the three month period of 2014.

Depreciation and Amortization

Depreciation and amortization expense increased $1 thousand or 6% to $20 thousand for the three months ended September 30, 2014 compared to $19 thousand for the same period in 2013.  This increase between periods is due to acquisition of new assets acquired during the year.

Other Income

Other income was $60 thousand for the three months ended September 30, 2014 compared to $81 thousand for the same period in 2013.  The 2014 balance consists of income of $7 thousand related to the change in value of assets held for sale and $53 thousand for the change in the value of derivative instruments. The 2013 balance includes income of $59 thousand related to the change in value of assets held for sale and $42 thousand in income for the change in the value of derivative instruments offset by $20 thousand in settlement expenses.

Financing Expenses

Financing expenses increased $7 thousand or 88% to $15 thousand for the three months ended September 30, 2014 compared to $8 thousand for the same period in 2013.  These expenses include credit card, banking and other financing expenses.

Interest Expense

Net interest expense of $13 thousand was recognized for the three months ended September 30, 2014 compared to $11 thousand for the same period in 2013.  Interest expense for 2014 was slightly over $1 thousand more than the same period in 2013, however there is almost $1 thousand less in interest income realized in 2014 compared to 2013.

Loss Before Income Taxes

As a result of the foregoing, loss before income taxes was a slight increase of 2% to $591 thousand for the three months ended September 30, 2014, compared to a loss of $582 thousand for the same period in 2013.

Income Tax Expense

Income tax expense of $18 thousand was realized for the three months ended September 30, 2014 compared to expense of $74 thousand for the same period in 2013. Of this, expense of $12 thousand for 2014 and expense of $69 thousand for 2013 was related to the change in the provision for deferred tax asset/liability.

Net Loss

As a result of the foregoing, net loss was improved by 7% to $609 thousand for the three months ended September 30, 2014 compared to net loss of $655 thousand for the same period in 2013.

Comparison of the Nine Months ended September 30, 2014 and 2013

Revenues

Gross product revenues, prior to returns, discounts and trade promotions, increased $1.678 million or 19% to $10.340 million for the nine months ended September 30, 2014 compared to $8.662 million for the same period in the prior year. Consolidated product revenues (net of returns, discounts and trade promotions) increased $970 thousand or 14% to $8.139 million for the nine months ended September 30, 2014 compared to $7.169 million for the same period in 2013. The increase in revenues can primarily be attributed to continued success of products such as Bio-Gro and Garcinia Trim, both of which were introduced during the second quarter of 2013. Adjustments from revenues (for retailer advertising discounts, returns, promotional credits and coupons) increased $708 thousand or 47% to $2.201 million for the nine months ended September 30, 2014 compared to $1.493 million for the same period in 2013.  The majority of this increase can be attributed to approximately $648 thousand in product returns due to a shift in a retail partner’s focus in that product category.

Cost of Sales

Respective to an increase in product revenues, cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased $569 thousand to 18% to $3.708 million for the nine month period ended September 30, 2014 compared to $3.139 million for the same period in 2013. However, cost of sales as a percentage of gross product revenue remained the same for both periods at 36%.

Operating Expenses

Selling and Marketing

Selling and marketing expenses increased by $11 thousand or less than 1% to $1.867 million for the nine months ended September 30, 2014, compared to $1.856 million for the same period in 2013. Marketing expenses decreased for the nine months ended September 30, 2014 by $78 thousand with the largest variance in television advertising, as tactics have shifted from television to online digital advertising and social media forums.  Selling expenses have increased $177 thousand during 2014 with the addition of the outside sales representatives.  R&D has decreased $88 thousand, with the variance in clinical studies.  One study was completed in 2013, but a portion of the study completed during the current year was also expensed in 2013, as it began during that period.

Salaries and Labor Related Expenses

Salaries and labor related expenses increased $255 thousand or 16% to $1.878 million for the nine month period ended September 30, 2014 compared to $1.623 million for the same period in 2013. The additions of executive personnel, contractors, and standard salary increases are the key contributors to the increase over periods and have been commensurate with sales growth.

Administration

Administrative expenses decreased $495 thousand or 38% to $800 thousand for the nine months ended September 30, 2014 compared to $1.295 thousand for the same period in 2013.  The decrease in expenses can be attributed to the reduction in expense related to professional fees over the two periods, along with minimal warrant/option expense related to Investor Relations contractors during 2014, which was $16 thousand compared to $274 thousand for the same period in 2013.

Depreciation and Amortization

Depreciation and amortization expense decreased $12 thousand or 17% to $59 thousand for the nine months ended September 30, 2014 compared to $71 thousand for the same period in 2013.  This reduction between periods is due to end of the depreciable life of a piece of software, offset by the depreciation expense of new assets acquired during the year.

Other Income/(expense)

Other income was $295 thousand for the nine months ended September 30, 2014 compared to expense of $121 thousand for the same period in 2013.  The 2014 balance consists of income of $50 thousand related to the change in value of assets held for sale and $245 thousand for the change in the value of derivative instruments. The 2013 balance includes income of $120 thousand related to the change in value of assets held for sale offset by $71 thousand in expense for the change in the value of derivative instruments and $170 thousand in expense related to a contingent liability.

Financing Expenses

Financing expenses decreased approximately $18 thousand or 28% to $45 thousand for the nine months ended September 30, 2014 compared to $63 thousand for the same period in 2013.  The 2013 expense is related to higher credit card fees associated with various internet auto ship offers running during that timeframe.  There are no similar offers running during 2014.

Interest Expense

Net interest expense of $33 thousand was recognized for the nine months ended September 30, 2014 compared to $23 thousand for the same period in 2013.  Interest expense for 2014 was only $3 thousand more than the same period in 2013, however there was an additional $7 thousand in interest income realized in 2013 when the Company cashed in a short term investment.

Income / (Loss) Before Income Taxes

As a result of the foregoing, income before income taxes was an improvement of 118% to $161 thousand for the nine months ended September 30, 2014, compared to a loss of $896 thousand for the same period in 2013.

Income Tax Expense / Benefit

Income tax expense of $97 thousand was realized for the nine months ended September 30, 2014 compared to a benefit of $111 thousand for the same period in 2013. Of this, expense of $19 thousand for 2014 and income of $129 thousand for 2013 was related to the change in the provision for deferred tax asset/liability. The 2014 expense includes $57 thousand as an adjustment for income tax receivable, along with a nominal foreign tax paid on royalty income received and other state taxes paid. The 2013 benefit from the deferred tax provision was partially offset by the nominal foreign tax paid on royalty income received by the Company and a final federal payment on previous year taxes.

Net Income / (Loss)

As a result of the foregoing, net income was improved by 108% to income of $63 thousand for the nine months ended September 30, 2014 compared to a net loss of $785 thousand for the same period in 2013.

Liquidity and Capital Resources

Cash Position

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was $1.154 million at September 30, 2014, compared with $823 thousand at December 31, 2013.

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

Credit Arrangements as of September 30, 2014

As of September 30, 2014, iSatori had outstanding credit indebtedness of $1.637 million, which consisted of $1.621 million outstanding balance under the $2.0 million revolving line of credit and $17 thousand for a loan on a piece of motorized warehouse equipment.

Prepaid Expenses

As of September 30, 2014, iSatori carried a balance of $234 thousand in prepaid expenses on its balance sheet, compared to $222 thousand at December 31, 2013.  The 2014 balance includes an additional $37 thousand for prepaid business insurance over the 2013 balance, due to the renewal of the policy in May, offset by a reduction of other miscellaneous prepaid expenses such as television advertising and merchandising.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

Contractual Obligations

As of September 30, 2014, the Company has the following operational lease commitments:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Operating lease obligations	$568,006	$20,716	$344,342	$202,948	$-

ITEM 3.

QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of September 30, 2014, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management conducted an evaluation of the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, as of September 30, 2014. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of September 30, 2014.

There have been no changes in our internal control over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 17, 2013 and on January 31, 2014 the Company received demand letters from the Environmental Research Corporation, “ERC” requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  In October, while the Company was awaiting the results of the compliance testing, ERC contacted the Company again requesting settlement to their initial demand letter. And in February 2014, before compliance testing or any other demand letter validation was completed, ERC contacted the Company again requesting settlement to their second demand letter. After many discussions with ERC, a lawsuit was filed by ERC for the non-compliance issues with the State of California’ Proposition 65 regulations.  Along with the company’s California counsel the company has begun the process of discovery from both sides.  The Company continues to remain in communication with ERC and their counsel with the intent to settle the mutual disputes.

The Company believes that there is a reasonable possibility, as defined by FASB ASC 450-20, of an unfavorable outcome.  However, the range of any possible loss cannot be reasonably estimated as of the date of the financial statements.

On March 24, 2014 the Company received a summons in a civil action filed by Wise Sports Nutrition, LLC claiming alleged trademark infringement for iSatori’s Garcinia Trim product. Company counsel has made contact with the plaintiff’s attorney and filed a response to the alleged trademark infringement with the Company’s counterclaims. The Company believes the counterclaims have strong merit and are pursuing their defense. Both parties have prepared responses and presented them to the court.  The case has currently been stayed pending a ruling on the motion made by the company to stay the case.  The Company believes that it is too early in the proceedings to make a determination of either a favorable or unfavorable outcome. Therefore, no range of any possible gain or loss can be reasonably estimated as of the date of the financial statements.

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

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ISATORI, INC.

By:	/s/ Stephen Adelé
Stephen Adelé
Chief Executive Officer

By:	/s/ Michael Wilemon
Michael Wilemon
Chief Financial Officer

November 10, 2014