Form 10-K
period 2014-12-31
iSatori, Inc.
filed 2015-03-24
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Exchange Act. Yes No⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes⌧ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes⌧ No

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No⌧

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2014, computed by reference to the price at which the common stock was last sold as posted on the OTCQB, was $3,359,740. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2015, 13,373,791 shares of the registrant’s $0.01 par value common stock were outstanding.

The following documents are incorporated by reference herein: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward- looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2015 and beyond, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our plans with respect to potential future acquisitions and our future debt levels and liquidity. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and such things as:

•

increased competition in our industry, resulting reductions in prices that would adversely affect our revenue, income, cash flow from operations and liquidity;

•

unfavorable publicity or consumer perception of our products, including actual or threatened litigation, the ingredients they contain and any similar products distributed by other companies ;

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

PART I

ITEM 1.

BUSINESS.

Business Overview

iSatori is a consumer products firm who develops and sells proprietary nutritional products in the sports performance, weight loss and energy markets through on-line marketing, distributors and thousands of retail stores domestically and around the world. iSatori became a publically traded company on June 29, 2012.  iSatori is headquartered in Golden, Colorado and its stock symbol is “IFIT.” Except as otherwise indicated by the context, all references in this report to “we,” “us,” “our,” the “Company,” “IFIT,” and “iSatori” refer to iSatori, Inc.

Business Description and Plan of Operation

iSatori is engaged in researching, designing, developing, contracting for the manufacture of, marketing, selling and distributing of various nutritional and dietary supplement products for the general nutrition market consumer seeking a healthier lifestyle. The “general nutrition market” may include such activities as bodybuilding or physique enhancement (i.e., increase of lean body mass and decrease in fat mass); enhanced athletic performance through increased strength and/or endurance; and proper nutrition for weight management. iSatori distributes its products to thousands of retail stores, both domestically and in some international countries. Those retail stores include and/or have included outlets such as GNC, Vitamin Shoppe, Vitamin World, Walmart, Walgreens, and other Fortune 500 companies, augmented by internet sales through various online properties. The Company’s core competencies include the development of new, innovative products, supported by creative, yet effective sales and marketing programs, all designed to expand its distribution and revenues in the rapidly growing $35 billion nutritional products industry.

Led by industry veteran Stephen Adelé, who turned a $50,000 personal investment into a multi-million dollar Company, along with a highly experienced management team (most of whom came from their prior employer together, EAS, Inc), iSatori now employs 24 full-time, and four contracted workers. iSatori leverages a unique product development process to bring to market some of the industry's leading and most technologically advanced dietary supplement products. Many of the Company’s products are the subject of trademarks, trade dress, or patents, owned by the Company or licensed from its inventors and distributed throughout the world. Further separating itself from competitors, iSatori funds independent clinical studies to discover new, efficacious products for the Company’s markets and satisfy consumer’s need for increased performance, energy and or weight loss.

Market Overview for Plan of Operation

Principal Products. iSatori is a direct online marketer and distributor to retailers of specialized nutritional supplements comprising four product families (sports nutritionals; energy products; meal replacements; and weight loss products).

•

Sports Nutritionals: Sports nutritionals, including powder and pill forms, are a $4.5 billion market, growing around 13% annually, and comprise nutritional ingredients and diet as it relates to bodybuilding, fitness and improving athletic performance. Sports nutrition’s primary goal is to enhance performance. First, it seeks to improve performance by seeking to improve body composition (e.g., muscle definition and loss of excess body fat), in order to increase speed, quickness, mobility, and strength. Second, sports nutritionals seek to help the speed of recovery from workouts in order to create more capacity for practicing and competition as the body is becoming more fit and adjusted to the coupling of the good nutrition incorporated into the workout regimen. Types of sports nutritional supplements marketed by iSatori include its category defining Bio-Active Peptides product (Bio-Gro™), advanced branched-chain amino acids powder with Methiomax™ (Amino-AMP™), beta-alanine to delay muscle fatigue (Morph®), post-workout recovery (RestorAid™), creatine (3-XL™), natural testosterone booster in both pill and powder form (Isa-Test™ and Isa-Test DA3™), and a pre-workout performance enhancer (PWR™).

•

Energy & Sports Drink Products: Energy products, including energy and sports drinks and shots, are an approximately $17.1 billion market, growing at 3.5% annually. iSatori’s energy supplements, Energize and Energize Bullets™, are tablets and drinks whose primary purpose is to safely “boost energy,” provided by a combination of time-released caffeine, vitamins, and herbal formulations. The growth of the Energy Products supplement category has more recently been fueled by the introduction of category-leading “energy shots,” or three ounce drinks.

•

Meal Replacements: Meal replacement protein (“MRPs”), protein-based products related to weight loss and nutritional bars, are a $6.9 billion market, growing at 11.6% annually. MRPs are either pre-packaged powdered drink mixes or edible bars, designed to replace prepared meals or serve as a healthy snack. MRPs, such as iSatori’s Eat-Smart® branded bars and powders are high in protein, high in fiber, gluten free, have a moderate amount of carbohydrates, and contain a wide array of vitamins and minerals. The majority of MRPs use protein as the basis for their formula. A broad range of people, from trained athletes to everyday busy people, consume meal replacement protein supplements for a variety of reasons, namely to replace a traditionally unhealthy meal or snack with a healthy, protein-enriched alternative product.

•

Weight Loss Products: Weight loss (pill-form) products are a $2.0 billion market, growing at 11.6% annually. Methods to promote weight loss by using nutritional supplements are generally divided into four categories: thermogenics (calorie expenditure), appetite suppressants, carbohydrate and/or fat-blocker, and those that cause behavior “mood” modification. iSatori has a strong history of marketing weight loss products. Some of the more popular weight loss supplements marketed by iSatori include Garcinia Trim, Meratrim® Platinum+, DygloTrim with patented Dyglomera ®, Sinetrim™ with Sinetrol®, hCG Activator™, Curvelle™, and MX-LS7.

The majority of the nutritional supplements iSatori sells are marketed under the iSatori brand, and the majority of the weight loss products under the BioGenetics Laboratories brand. These brands focus on supplements that iSatori believes are in high demand as well as specialty niche and proprietary formulations that iSatori believes could have strong margins. These supplements include specialty formulas, combined with proprietary delivery technologies, which iSatori believes will contribute to an individual’s positive physical changes and mental well-being.

iSatori’s attempts to position its products for extended product lifecycles as well as attempting to introduce new products. In 2013 and 2014, iSatori’s BioGenetic Laboratories line, which includes products such as Garcinia Trim, Meratrim® Platinum +, DygloTrim with patented Dyglomera ®, Sinetrim™ with Sinetrol®, and hCG Activator™ became leading weight loss products in specialty retailers, such as GNC. Other leading products include the fast growing Bio-Gro™ groups, a category defining sports nutritional product designed to enhance recovery and lean body mass, which expands in 2015 with new product introductions fortified with Bio-Gro™.

iSatori’s products are designed to appeal to a variety of demographic groups, including those seeking to lose weight, improve their workout or athletic performance, increase their energy levels, and those who want to eat healthier using tasty, convenient meal replacement options. Each product is developed with a proprietary formula and, if appropriate, a customized and/or unique delivery system. iSatori further differentiates its products by conducting clinical trials on many of its products, where it considers appropriate. To date, twelve scientific clinical studies, using the randomized, double-blind, placebo-controlled method (the “gold standard” of research) have been performed on iSatori products, and additional studies are currently under consideration. Each of these studies was funded either partially or entirely by iSatori and sample sizes ranged from 5 to 42 individual participants. These studies have produced scientific abstracts and then subsequently either been presented at scientific conferences or published in peer-reviewed scientific journals, such as Nutrition or JISSN (Journal of the International Society of Sports Nutrition).

Distribution. iSatori distributes its products directly to consumers through its websites and a proprietary online direct marketing system, as well as through wholesalers, specialty, online-only, grocery, convenience, drug and mass-market distribution channels via Fortune 500 partners. Through established distribution channel networks, iSatori has created channel access to over 120,000 domestic and international retail locations. iSatori products are currently sold in over 24,000 retail locations, and have confirmation they will be gaining new, additional retail distribution in the coming year. iSatori creates marketing, promotion, and packaging devices in its efforts to drive demand for its products through its established retail distribution.

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

●	Albertsons	●	Drugstore.com	●	24 Hour Fitness

●	Amazon.com	●	Europa Sports	●	7-Eleven

●	Bally’s Total Fitness	●	GNC	●	Vitamin Shoppe

●	BodyBuilding.com	●	Kroger	●	Vitamin World

●	Costco	●	Rite Aid	●	Walgreen

●	CVS	●	Super Value	●	Walmart

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

iSatori believes that it provides retailers in its distribution channels with services and products tailored to meet their individual business needs. In its mass -market distribution channel, iSatori’s managers and independent brokers work with corporate buyers focusing on new products, special promotional activities and brand and category awareness in order to attempt to increase the amount of consumer purchases of its products. The objective of these activities is to build strong relationships with retailing partners, to increase the number of stores carrying products and improve the profitability of the items sold within each trading partner.

Marketing. iSatori’s management team possesses a strong background in marketing nutritional supplements. As such, its core strategy has been to build brands within its channels of distribution that are appropriate for each product brand and to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for quality and innovation. iSatori has utilized social media campaigns, coupons, print, radio, online and television advertising, plus cooperative and other incentive programs to build consumer awareness and generate trial and repeat purchases to drive sales revenue. Marketing and sales groups regularly review the media mix for its effectiveness in creating consumer demand and the highest return on investment dollars.

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

Competition. The nutritional supplements market is large, growing, competitive and highly fragmented. iSatori competes with a variety of nutritional supplement companies operating in one or more distribution channels, including retail stores, online commerce, direct distribution or direct selling. In addition, packaged food and beverage companies, and large pharmaceutical companies compete in the same space, and many of these companies have greater financial and distribution resources available to them as well as many can compete through vertical integration.

Nutritional supplements sales are highly competitive with vendors competing vigorously to defend their positions within each market account. Many specialty retailers emphasize their own in -house private label brand, which creates additional competition. Some retailers have more than one private label brand. Vendors to the mass-market retailers continually analyze their own shelf space as well as that of their competitors in an effort to maximize profits for themselves and the mass-market retailer. The result is a cycle in which companies remove slower selling products from store shelves, replacing them with faster selling products.

iSatori believes it can compete favorably based on its management team’s prior experience combined with the principal competitive factors in its market, which include product innovation and quality, effectiveness, scientific evidence, brand recognition and customer service and support.

Manufacturing, Raw Materials and Principal Suppliers. All of iSatori’s products are manufactured by pre-selected FDA-regulated contract manufacturers. iSatori utilizes third-party manufacturers to provide its finished products, within the United States and Canada. Each contract manufacturer is required by iSatori to maintain the highest standards in GMP (Good Manufacturing Practices)-certification and/or compliance of quality control consistent with federal regulatory guidelines and to manufacture iSatori products according to iSatori’s strict specifications. In most cases, contract manufacturers purchase the raw materials based on iSatori’s specifications; however, from time to time, iSatori will license particular raw material ingredients and supply its own source to the manufacturer. Once produced, in addition to in-house testing performed by the contract manufacturer, iSatori may also perform independent analysis and testing. The contract manufacturer ships the finished product to distributors, customers or iSatori’s central fulfillment center in Denver, Colorado. iSatori has implemented vendor qualification programs for all of its suppliers and manufacturers, including analytical testing of purchased products. As part of the vendor program, iSatori also periodically inspects vendors’ facilities to monitor quality control and assurance procedures.

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

Seasonality. iSatori’s operations have been historically subject to minor seasonality, during the fourth fiscal quarter (October, November and December), though not necessarily in any material respect.

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

FDA Regulation. FDA regulates almost all aspects of the manufacturing, packaging, labeling, holding, sale, and distribution of food and nutritional supplement products. The agency has broad regulatory authority in this domain, as well as a host of enforcement tools to ensure regulatory compliance. The FDA has the authority to conduct facility inspections, issue inspectional observations, and issue enforcement letters regarding non-compliance (called “untitled letters” and “warning letters”). The agency also has the power to publicize regulatory violations, to recall products that pose serious health hazards, and to pursue enforcement actions in federal courts, including product seizures, injunctions, or criminal prosecutions. The FDA Food Safety Modernization Act (“FSMA”) has increased FDA’s authority with respect to food safety. As the agency implements this law, there will likely be increased regulation and increased regulatory scrutiny with respect to food and nutritional supplements.

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

On December 1-2, 2014 the FDA conducted an inspection of the Company’s warehouse and operations. At the conclusion of the inspection a Form 483 was provided to the Company with four minor observations regarding the establishment of specific written procedures for quality control returns process, specific written procedures for the handling and investigation and logging of customer complaints.

The company has responded to the corrective actions Form 483 to the FDA and are awaiting final acceptance and response. The Company expects the corrective actions will suffice to the FDA requirements.

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

International Regulation. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain products. When entering new markets, the company may be required to obtain an approval, license or certification from the country’s health or comparable agency. Product labeling and packaging requirements vary from country to country as well.  Compliance with such foreign governmental regulations is generally the responsibility of the Company’s distributors in those countries. These distributors are independent contractors whom the Company does not control.

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

Number of Employees

iSatori currently employs 24 full-time, and four contracted workers. Additionally, from time to time, iSatori utilizes the contracted services of temporary employees, fulfillment, and manufacturing companies.

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

ITEM 2.

PROPERTY

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

iSatori formulates the products using proprietary ingredient formulations, flavoring and delivery systems. To further protect its product formulations and flavors, iSatori enters into agreements with manufacturers which provide exclusivity to certain products formulations and delivery technologies. When appropriate, iSatori will seek to protect its research and development efforts by filing patent applications for proprietary product technologies or ingredient combinations.

Offices. iSatori currently leases 10,44 square feet of office space at 15000 W. 6th Avenue, Suite 202, Golden, Colorado 80401, where its principal officers are located. iSatori also leases 17,426 square feet of space at 6200 North Washington Street, Unit 10, Denver, Colorado 80216 for its distribution center.

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

On May 17, 2013 and on January 31, 2014 the Company received demand letters from the Environmental Research Corporation, “ERC” requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  In October, while the Company was awaiting the results of the compliance testing, ERC contacted the Company again requesting settlement to their initial demand letter. And in February 2014, before compliance testing or any other demand letter validation was completed, ERC contacted the Company again requesting settlement to their second demand letter. After many discussions with ERC, a lawsuit was filed by ERC for the non-compliance issues with the State of California’ Proposition 65 regulations.  After many conversations and mediation attempts, both parties have agreed to a settlement, which has been approved by the iSatori Board of Directors.  The documents are currently being generated for presentation to the California Court.  Once accepted by the court, settlement amounts will be paid.  This action is expected to happen in Q1 or Q2 2015.  The Company believes this settlement of the lawsuits is in the best interest of iSatori and are not material to the business.  Settlement amounts have been accrued into FY 2014 and are reflected in this 10K report.

On March 24, 2014 the Company received a summons in a civil action filed by Wise Sports Nutrition, LLC claiming alleged trademark infringement for iSatori’s, Garcinia Trim product. Company counsel has made contact with the plaintiff’s attorney and filed a response to the alleged trademark infringement with the Company’s counterclaims. The Company believes the counterclaims have strong merit and are pursuing their defense. Both parties have prepared responses and presented them to the court.  The court has recently ruled in favor of iSatori and its filing of a motion for summary judgment.  As a result of this ruling the trademark has been ruled as “descriptive” and therefore not eligible for trademark assignment.  iSatori has been contacted by the former plaintiff in this case to discuss a favorable settlement with iSatori.  Settlement discussions will get underway promptly.   The Company believes now that a favorable condition exists for settlement but it is too early in the settlement proceedings to make a determination of the outcome. Therefore, no range of any possible gain or loss can be reasonably estimated as of the date of the financial statements.

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

	Common Stock
	High	Low
Fiscal Year 2015
First Quarter through March 16, 2015	$1.47	$.60
Fiscal Year 2014
Fourth Quarter	$1.22	$0.50
Third Quarter	1.65	1.10
Second Quarter	2.27	1.27
First Quarter	2.75	1.25
Fiscal Year 2013
Fourth Quarter	$3.27	$2.00
Third Quarter	3.27	1.95
Second Quarter	3.85	3.22
First Quarter	3.75	2.70

Security Holders

On March 17, 2015, there were approximately 46 record holders of iSatori common stock. iSatori believes that the number of beneficial owners may be greater than the number of record holders because a portion of its common stock is held of record through brokerage firms in “street name.”

Dividends and Other Distributions

The Company has not declared any dividends and does not plan to declare any dividends in the foreseeable future. The Company currently intends to retain earnings, if any, for use in its business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about securities that have been issued or are issuable under equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity Compensation plans approved by security holders
2012 Performance Incentive Plan	90,638	$2.17	405,803
2011 Equity Incentive Plan Omnibus Stock Plan	640,051	$0.57	50,102
2009 Long-Term Incentive Plan	81,816	$0.67	168,184
Total	812,505	$0.76	624,089

Recent Sales of Unregistered Securities

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of the financial results and condition of iSatori, Inc. (collectively, “we,” “us,” “our,” “iSatori” or the “Company”) for the years ended December 31, 2014 and 2013 contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements”.

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

Recent Developments

Following an industry wide downturn in diet/weight reduction sales in the second half of 2014, the Company moved to aggressively reorient its focus on sports fitness products, where it was experiencing the most significant growth opportunities. Even prior to the downturn, iSatori had recognized the opportunities for growth in the sports fitness arena, led by its invention and patent-pending “Bio-active Peptides,” and had begun developing plans to exploit this potentially explosive revenue opportunity.  Beginning in 3Q 2014, the Company moved to expedite its planned product introductions in this market and sped up its product development cycles surrounding new product entries for the Company.

During the fourth quarter of 2014, iSatori added to its Energize brand with a new 5-day (10 tablet count) size blister-pack sold into Walgreens during December 2014.  This “trial size” is expected to increase trial by new customers and includes a $1 off coupon for them to return to the retailer to purchase the larger sized product.

In line with its increased focus on the sports nutrition segments of its business, in January of 2015, the Company introduced two products to complement its growing Bio-Gro product line within in sports nutrition assortment.  Pre-Gro™ is a pre-workout powder designed to deliver a high energy, muscle-building workout experience. Fortified with iSatori’s own patent-pending creation, clinically tested Bio-Gro™ Bio-Active Peptides and HydroMax® patented, stabilized glycerol to provide a noticeable muscle pump effect, combined of which will help users trigger new muscular growth from a more intense workout. Pre-Gro™ currently is available in four flavors (Artic Blue Razz, Delicious Fruit Punch, Cherry Limeade, and Lemon Drop Supreme) and more are anticipated to be released during the year. Distribution for Pre-Gro was secured for the Company’s primary channels, such as GNC, Vitamin Shoppe, Vitamin World, Europa Sports Wholesalers, Bodybuilding.com and other retailers and international markets will be shipped as product is made available.  The second product innovation from iSatori, Hyper-Gro™ is a lean muscle mass gainer shake mix that contains an exclusive 5-Phase Instantized Protein Blend with beef protein isolate as its number one source. Hyper-Gro™ is also fortified with clinically tested Bio-Gro™ Bio-Active Peptides to help maximize lean muscle growth, without adding fat weight.  Hyper-Gro™ is currently available in four flavors (Chocolate Cream, Smooth Vanilla, Strawberry Swirl, and Cookies & Cream), with more flavors to be added during the year as well. Distribution for Hyper-Gro was similar to Pre-Gro and all primary channels were secured and more retailers and international markets are planned for the remainder of the year as more product becomes available.   Initial response to the new PRE-GRO and HYPER-GRO products has exceeded projections for the Company and even after the initial launch shipments in January 2015.  iSatori has now back-logged $1.4-million in orders waiting to be filled with future production runs. The Company expects to fill those product order back logs prior to the end of 1Q 2015, and into 2Q 2015.

New Distribution Customers. In January 2015, iSatori partnered in distribution with Sportika Export (based in Connecticut) the largest U.S. dietary supplement exporter in the world. Lead by industry veterans Richard White and Barry Griffing, with their expertise in export of sports supplements and wide distribution into over 130+ countries, the Company expects to gain new international distribution in the coming year through this new, exciting channel.

In February 2015, the Company shipped the opening orders of its Energize 28-count tablet to CVS Health drug stores for national distribution. The Company also received initial purchase orders from Rite-Aid drug stores for their Energize product in February, which would expand distribution in Rite-Aid drug stores, from partial to full national distribution. These customer acquisitions will increase iSatori’s retail footprint by adding over 11,000+ retail stores to its domestic distribution – increasing the Company’s ACV (all commodity volume, a measure of maximum retail distribution volume) from 18.6% to 34.1%, which includes such current retail distribution as Walmart, Walgreens, Super Value, Meijer, and other food, drug and mass retailers.

New and More Functional Warehouse & Distribution Center.  In January 2015, the Company officially “cut the ribbon” on its 17,426 square foot warehouse and distribution center, located in Denver, Colorado. The facility is occupied under a four year lease, and will allow the Company to house all its finished goods under one facility. New machinery also allows the Company to bundle and package promotions, internally, and thereby reduce incurred expenses normally paid for these services. The new warehouse and distribution center is expected to decrease overall costs to the company by removing outside warehousing cost and reducing long-distance and intermittent freight expense back and forth. In conjunction with the move, a new freight agreement with a major carrier was executed to add additional cost savings to the in-direct COGS.  We believe that the full implementation of the warehouse and distribution center will increase efficiencies in fulfillment, reduce overall transit and freight costs, and improve the customer experience.

Major Celebrity-Athlete Endorsement Deal. In January 2015, iSatori signed a multi-year endorsement agreement with one of the industry’s biggest influencers, C.T. Fletcher. With his nearly 2-million followers in various social media outlets, CT is known as the “master of motivation” as he accepts no excuses for not putting in the hard work and transforming your body, which are shared core values of iSatori. The Company expects that this partnership will increase brand awareness, and consumption of iSatori products, through his wide reach and influence on YouTube, where CT has close to 800,000 subscribers, and his videos have had more than 72,000,000 views since he joined YouTube in late January 2013. CT Fletcher will make a series of special retail and trade show appearances throughout the year on behalf of iSatori and the Company is excited about the new endorsement deal which should yield dividends for the brand’s equity over time.

Results of Operations

Comparison of the year ended December 31, 2014 and 2013

Revenues

Our net revenues decreased $1 million or 9% to $9.5 million for the year ended December 31, 2014 compared to $10.5 million for the year ended December 31, 2013. Gross revenues decreased 4% or $0.45 million to $12.17 million compared to $12.62 million. The majority of the decrease in revenues is in the diet and weight loss category, which experienced a temporary lull in the third and fourth quarters, primarily due to the lack of consumer confidence in diet aids after a popular television doctor drew criticism by congress for his unabated support of these types of supplements. Augmenting the decline in net revenues even further, were the delay in production and launch of two new products, which were anticipated for December and thus delayed until Q1-2015. This decrease in revenues was partly offset by growth in Bio-Gro revenues, which increased 158% from the previous year.

Adjustments to revenues for retailer advertising discounts, returns, promotional credits and coupons) increased approximately 26% to $2.66 million for the year ended December 31, 2014 compared to $2.11 million for the same period in 2013. The majority of this increase can be attributed to approximately $582 thousand in product returns due to a shift in a retail partner’s focus in that product category.

Cost of Sales

Cost of sales, which includes product costs, costs of warehousing and distribution, and freight costs increased $41 thousand, or less than 1% to $4.73 million for the year ended December 31, 2014 compared to $4.69 million for the same period in 2013. However, as a percentage of net product revenues, cost of sales increased 5%, to 50% compared to 45% the previous year. This increase can be attributed to the shift in the product mix sold, which includes several items sold in promotional type configurations to help drive purchases, but carry a lower margin.

Operating Expenses

Selling and Marketing

Selling and Marketing expenses decreased $621 thousand or 21% to $2.35 million for the year ended December 31, 2014 compared to $2.97 million for the same period in 2013. Marketing expenses decreased by $732 thousand with the largest variance in television advertising, as tactics have shifted from television to online digital advertising and social media forums. Selling expenses have increased $174 thousand during 2014 with the addition of the outside sales representatives to augment key selling markets.  R&D has decreased $63 thousand, with the majority of the variance in clinical studies.  While both years had studies performed, the costs of the study in 2014 was less based on participants, duration, and study guidelines.

Salaries and Labor Related Expenses

Salaries and labor related expenses increased $258 thousand or 12% to $2.50 million for the year ended December 31, 2014 compared to $2.24 million for the same period in 2013. This increase can be attributed to the addition of employees, including the higher costs of benefits and taxes.

Administration

Administrative expenses decreased $504 thousand or 32% to $1.08 million for the year ended December 31, 2014 compared to approximately $1.59 million for the same period in 2013. The decrease in expenses can be attributed to the reduction in expense related to professional fees over the two periods, along with minimal warrant/option expense related to Investor Relations contractors during 2014, which was $16 thousand compared to $300 thousand for the 2013.

Depreciation and Amortization

Depreciation and Amortization expense decreased $17 thousand or 17% to $79 thousand for the year ended December 31, 2014 compared to $95 thousand for the same period in 2013. This reduction between periods is due to end of the depreciable life of a piece of software, offset by the depreciation expense of new assets acquired during the year.

Other Income

For the year ended December 31, 2014, the Company recognized $301 thousand in Other Income, which included income of approximately $43 thousand related to the marketable securities held by the Company which the company acquired as a result of the Merger and $318 thousand related to the change in the value of derivative instruments. This income is offset by $60 thousand in expense for negotiated settlements.

For the year ended December 31, 2013, the Company recognized $74 thousand in Other Income, which included income of approximately $116 thousand related to the marketable securities held by the Company which the company acquired as a result of the Merger and $143 thousand related to the change in the value of derivative instruments. This income is offset by $185 thousand in expense for negotiated settlements.

Financing Expenses

Financing expenses decreased $23 thousand or -29% to $56 thousand for the year ended December 31, 2014 compared to $79 thousand for the same period in 2013. The 2013 expense is related to higher credit card fees associated with various internet auto ship offers running during that timeframe.  There are no similar offers running during 2014.

Interest Expense

Interest expense increased $17 thousand or 52% to $50 thousand for the year ended December 31, 2014 compared to $33 thousand for the same period in 2013. Interest expense for 2014 was $9 thousand more than 2013, however there was an additional $8 thousand in interest income realized in 2013 when the Company cashed in a short term investment.

Loss before income taxes

As a result of the foregoing, loss before income taxes was a loss of $892 thousand, or -9% of net product revenues for the year ended December 31, 2014 compared to a loss of $956 thousand or -9% of net product revenues for the same period in 2013.

Income Tax Expense

Income tax expense was $279 thousand for the year ended December 31, 2014 compared to an income tax expense of approximately $3 thousand for the same period in 2013. 2013. Of this, expense of $201 thousand for 2014 and income of $18 thousand for 2013 was related to the change in the provision for deferred tax asset/liability. The 2014 expense includes $57 thousand as an adjustment for income tax receivable, along with a nominal foreign tax paid on royalty income received and other state taxes paid. The 2013 benefit from the deferred tax provision was partially offset by the nominal foreign tax paid on royalty income received by the Company and a final federal payment on previous year taxes.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $1.170 million, which amount is equal to -12% of net product revenues for the year ended December 31, 2014 compared to a net loss of $959 thousand, which amount is equal to -9% of net product revenues for the same period in 2013.

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

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was $739 thousand at December 31, 2014, compared with $823 thousand at December 31, 2013.

iSatori generally expects to fund expenditures for operations, administrative expenses, marketing expenses, research and development expenses and debt service obligations with internally generated funds from operations, and to satisfy working capital needs from time to time with borrowings under its credit facility pursuant to the Credit Agreement. iSatori believes that it will be able to meet its debt service obligations and fund its short-term and long-term operating requirements in the future with cash flow from operations and borrowings under its credit facility. If iSatori is unable to achieve projected operating results and/or obtain additional financing if and when needed, it will be required to curtail growth plans and significantly scale back its activities. Currently, iSatori continues to focus on working capital management by monitoring key metrics associated with accounts receivable, inventory, payroll expenses, marketing expenses and research and development expenses.

Credit Arrangements as of December 31, 2014

As of December 31, 2014, iSatori had outstanding credit indebtedness of $1,620,519, which consisted solely of amounts outstanding under the revolving line of credit.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

Contractual Obligations

As of December 31, 2014, the Company has the following operational lease commitment:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	547,290	169,993	277,098	100,199	-

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

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. This evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the SEC. We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed our internal control over financial reporting as of December 31, 2014, and has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014. This assessment was based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Board meets regularly to review significant developments affecting us and to act on matters requiring its approval. The Board held ten meetings in 2014. No director, during his period of service in 2014, attended fewer than 75% of the total number of meetings of the Board and committees on which he served. Directors are encouraged, but not required, to attend the Annual Meeting if one is held. At the May 21, 2014 Board Meeting and by consent of a majority of shareholders it was determined that a formal stockholders meeting for 2014 would not be held and under that same consent all current Board members were reelected under the same criteria, payment, and chair responsibilities as previously held for the next year.

Name	Age	Position
Stephen Adelé	43	President and Chief Executive Officer

Michael Wilemon	67	Chief Financial Officer and Secretary

Rick Anderson	50	Executive Vice President, Sales

Russell Cleveland	76	Director

Robert Galacke	73	Director

Bradford Morgan	69	Director – Resigned October 2014

Todd Ordal	57	Director

Seth Yakatan	45	Director

Larry Morgan	63	Director

Executive Officers

Stephen Adelé – has served as the Company’s Chief Executive Officer and President since April 5, 2012. Mr. Adelé founded iSatori Technologies, Inc., a Colorado corporation and a predecessor to the Company (“iSatori Tech”), in 2001 and has served as its President and Chief Executive Officer since that time. Prior to founding iSatori Tech., Mr. Adelé served as vice president for Experimental and Applied Sciences (EAS) from April 1995 to May 2000. At EAS, Mr. Adelé sourced and secured foreign distribution partners, developed strategic partnerships, set up local manufacturing, and assisted partners in developing strategic growth plans. In addition, he worked with regulatory agencies to ensure governmentally compliant formulated products and established a distribution center in Tilburg, Netherlands, as well as manufacturing in Germany and New Zealand.

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

The Company believes that Mr. Adelé, due to his experience as founder of the Company, as well as his extensive knowledge and understanding of the industry, is qualified to be a member of the Board.

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

Rick Anderson – has served as the Company’s Executive Vice President, Sales since August of 2013. He has over 15 years of demonstrated success in national and international sales and marketing management. His previous stint was with Whole Health Products, an ecommerce and vitamin/supplement company, where he was the CEO, and Spectrum Brands, a worldwide consumer products company. Before that, he had worked for over 10 years at EAS, starting as the Sales and Service Manager and working his way up to Senior Vice President of Sales, followed quickly by becoming Executive Vice President of Sales and Market Development, by leading the sales team from less than $10 million to $280 million in annual sales.

Rick has earned respect and admiration in the sports supplement industry as someone who helps educate (he also worked several years teaching business and economics), support, and inspire his team to achieve and has proven successful in building a strong sales force. Rick holds a B.S. in Business Administration and an M.A. in Educational Psychology from the University of Colorado. Rick joined iSatori in 2014 as the Executive Vice President of Sales.

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

Mr. Morgan resigned from the Board of Directors October, 2014 and Larry Morgan was named as his replacement.

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

Seth Yakatan – Seth Yakatan has served as a director of the Company since September 16, 2014.  Mr. Yakatan  is currently Vice President of Business Development for Invion, Ltd. (ASX: IVX).  Mr. Yakatan brings more than 24 years of experience as a life sciences business development and corporate finance professional, actively supporting small cap and major companies in achieving corporate, financing, and asset monetization objectives. Mr. Yakatan began his career as a venture capital analyst with Ventana Growth Funds and Sureste Venture Management, where he gained significant experience in creating successful venture-backed life science and biotechnology companies. Prior to founding Katan Associates in 2001, Mr. Yakatan worked in merchant banking at the Union Bank of California, N.A., in the Specialized Lending Media and Telecommunications Group. During his six years there, he completed the placement of subordinated debt and private equity investments, exceeding $3 billion in transaction value. Seth is recognized as an expert in the valuation of life sciences companies, stemming from industry experience and academia. He has authored several publications and lectured and guest lectured at corporate workshops and universities on valuation theory and real-world practice and case studies and consulted to several state and provincial governments worldwide on commercialization and capital access initiatives. Mr. Yakatan holds an MBA in Finance from the University of California, Irvine, and a BA in History and Public Affairs from the University of Denver.

The Company believes that Mr. Yakatan, due to his comprehensive finance experience, as well as his extensive knowledge and understanding of banking matters, is qualified to be a member of the Board.

Larry Morgan – Larry Morgan has served as a director of the Company since November 13, 2014.  Mr. Morgan draws on over 30 years of experience in managing the marketing and sales of some of the world's best known brands, including Pepsi Cola, Kodak, and Richardson-Vicks. Eastman Kodak's worldwide consumer and professional film businesses were a large and increasing majority of the overall company profits during the years Mr. Morgan served as Divisional VP. He led programs that drove share and cut costs for film. He also led an Expansive Innovation team that identified and brought over a dozen new products and services to market. Prior to Kodak, Mr. Morgan increased market share by over 50% in key Latin America markets for Pepsi Cola International. His corporate career also included several years driving several HBA brands for Richardson-Vicks (now part of Procter & Gamble Healthcare), including a doubling of their Olay franchise. Larry now consults, and his work focuses primarily on small to medium-sized companies interested in leveraging technology to bring new products to market profitably. Mr. Morgan holds a bachelor's degree from Cornell University and an MBA from the University of Virginia's Darden School.

The Company believes that Mr. Morgan, due to his extensive brand management experience, is qualified to be a member of the Board.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table - iSatori

The following table shows the compensation of the principal executive officer and the executive officers of iSatori, Inc. whose compensation exceeded $100,000 for the fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus		Option Awards		All Other Compensation	Total
Stephen Adelé	2014	$225,000	$	---	$	---	$28,434	$253,434
CEO and President	2013	$207,500		$9,874		$22,114	$21,520	$261,008
Michael Wilemon	2014	$130,838	$	---	$	---	$6,020	$136,858
CFO and Secretary	2013	$127,330		$7,360		$9,154	$5,824	$149,668
Rick Anderson	2014	$159,837		$25,000	$	---	$368	$185,205
Executive VP – Sales	2013	$71,757	$	---		$10,328	$349	$84,205

No other executive officer’s salary and bonus exceeded $100,000 annually during the fiscal years ended December 31, 2014 or 2013.

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

Bonus Pool

Pursuant to the terms of our employment agreement with Mr. Adelé, we are obligated to set 8% of our annual net income before taxes above a set hurdle rate aside for a bonus pool to be distributed to our management team at the discretion of the Compensation Committee upon input from our Chief Executive Officer. During fiscal 2013, the hurdle rate was 9%. The hurdle rate rose to 10% for fiscal 2014. The bonus can be accrued and paid on a quarterly basis with 70% paid and the remaining 30% carried to year end. The Company did not achieve the hurdle rate for fiscal 2014 or fiscal 2013.

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

Director Compensation

Directors, other than Mr. Adelé and Mr. Cleveland, are compensated with cash payments of $1,250 per quarter, payable in arrears, beginning on June 30, 2012. Directors, other than Mr. Adelé and Mr. Cleveland, also receive an annual grant of shares with a market value of $5,000 based on the trailing five day average Company stock price. These grants occur on or around April 30 of each year. In addition, the chair of the Audit Committee of the Board receives an additional cash payment of $312.50 per quarter and an additional annual grant of shares with a market value of $1,250.

The following table shows the compensation of the directors of iSatori for the fiscal year ended December 31, 2014. The compensation paid to Mr. Adelé as an executive officer is set forth in the Summary Compensation Table above. Mr. Adelé did not receive any additional compensation related to his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation (1)		Total
Russell Cleveland	$—	$—	$—		$—
Robert Galecke	6,250	6,142	—		$12,392
Bradford Morgan	5,000	4,914	—		$9,914
Todd Ordal	5,000	4,914	—		$9,914
Seth Yakatan	—	5,123	25,000	(1)	$30,123
Larry Morgan	—	4,688	—		$4,688

(1) These fees represent payments made to Katan Associates, Inc, an entity Co-Founded by Mr. Yakatan, for professional business consulting services. Mr. Yakatan has provided such services to the Company since 2014.

Compensation Committee Interlocks and Insider Participation

Messrs. Galecke, Morgan and Ordal served as members of the Compensation Committee during the last fiscal year. No member of the Compensation Committee during fiscal 2014 was an officer, former officer or employee of the Company or had any reportable financial relationship with the Company other than the compensation they received for serving as independent directors of the Company. The Company is not aware of any interlocks or insider trading participation required to be disclosed under applicable rules of the SEC. We had no compensation committee interlocks with any entity in fiscal 2014.

Compensation Committee Report

Throughout fiscal 2014, the Compensation Committee of the Board was comprised of three directors (Messrs. Galecke, B. Morgan and Ordal and, after Mr. Morgan’s resignation, Messrs. Galecke, B. Morgan and Ordal).

The Compensation Committee has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2014 with management. Based on this review and discussion, the Compensation Committee recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year 2014.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of the Company’s common stock as of March 23, 2015, by: (i) each person known by us to be the owner of more than 5% of our outstanding shares of the Company’s common stock, (ii) each officer and director and (iii) all officers and directors as a group. Each stockholder’s beneficial ownership is based on 12,909,278 shares of Company common stock outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage Ownership
Stephen Adelé (3) Chief Executive Officer and President	6,808,944	51.46%
Russell Cleveland(4)(5) Director	3,777,019	29.25%
Robert M. Galecke(6) Director	57,409	*	%
Todd Ordal Director	8,251	*	%
Seth Yakatan Director	4,098	*	%
Larry Morgan Director	4,688	*	%
Michael Wilemon Chief Financial Officer and Secretary	111,731	*	%
Rick Anderson(10) EVP - Sales	16,650	*	%
Executive officers, directors and director-nominees as a group(7)	10,788,790	81.31%
RENN Universal Growth Investment Trust PLC(8)	2,660,645	20.61%
RENN Global Entrepreneurs Fund Inc.(9)	1,116,365	8.65%

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

(2)

Beneficial ownership of shares and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying warrants held by that individual or entity that are either currently exercisable or exercisable within 60 days from March 23, 2015 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity.

(3)

Stephen Adelé Enterprises, Inc. is the record holder of 6,480,203 of these shares. Mr. Adelé is the sole stockholder of Stephen Adelé Enterprises, Inc., and may be considered to have beneficial ownership of the Stephen Adelé Enterprises, Inc.’s interests. Includes currently exercisable options to purchase 322,741 shares of common stock and 6,000 shares of common stock owned by Mr. Adelé’s children.

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

(6)

Includes 25,491 shares of common stock, 22,650 which are restricted shares, 31,918 shares of common stock issuable upon the exercise of options.

(7)

Includes 10,420,582 shares of common stock, currently exercisable options to purchase 371,309 shares of common stock, 1,900 shares of common stock issuable upon conversion of Series A Preferred Stock and 3,250 shares of common stock issuable upon the conversion of Series D Preferred Stock.

(8)

Includes 2,658,070 shares of common stock, 950 share of common stock issuable upon conversion of Series A Preferred Stock and 1,625 shares of common stock issuable upon the conversion of Series D Preferred Stock. The address for this company is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(9)

Includes 1,113,790 shares of common stock and 1,625 shares of common stock issuable upon the conversion of Series D Preferred Stock. The address for this company is 8080 N. Central Expressway, Suite 210; Dallas, TX 75206.

(10)

Includes 16,650 shares of common stock issuable upon the exercise of options.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

No reportable related transactions occurred in fiscal 2014 and, there are no agreements or arrangements in place that would result in a reportable related transaction.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEE AND SERVICES.

The Audit Committee of the board of directors has retained EKS&H LLLP (“EKS&H”) as our independent public accounting firm (our independent auditor). EKS&H audited our financial statements for the year ended December 31, 2014. The audit reports of EKS&H on our financial statements as of and for the year ended December 31, 2014 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit Committee Pre-Approval Policies and Procedures

To help assure independence of the independent auditor, the Audit Committee has established a policy whereby all audit, review, attest and non-audit engagements of the principal auditor or other firms must be approved in advance by the Audit Committee; provided, however, that de minimis non- audit services may instead be approved in accordance with applicable SEC rules. This policy is set forth in our Audit Committee Charter. Of the fees shown above in the table, which were paid to our independent auditor, 100% were approved by the Audit Committee.

Fees Paid to Independent Registered Public Accountants

The following is a summary and description of fees for services for the fiscal years ended December 31, 2014 paid to EKS&H, LLP.

Services	2014
Audit Fees	$85,000
Accounting and Tax Research	13,750
All Other Fees	757
Total	$99,507

The following is a summary and description of fees for services for the fiscal years ended December 31, 2013 paid to EKS&H, LLLP.

Services	2013
Audit Fees	$70,000
Accounting and Tax Research	5,250
All Other Fees	3,610
Total	$78,860

Audit/Review Fees. Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our quarterly reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See “Index to Financial Statements” on page F-1.

Exhibit

Number

Description

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization, dated as of February 17, 2012, by and among Integrated Security Systems, Inc., iSatori Acquisition Corp. and iSatori Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2013)

3.1

Amended and Restated Certificate of Incorporation of Integrated Security Systems, Inc. (incorporated by reference to Exhibit 3.1 to Integrated Security Solutions, Inc.’s Registration Statement on Form SB-2 (No. 333-122849) filed on April 8, 2005).

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

10.1+	Integrated Security Systems, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-76558)).
10.2+	Integrated Security Systems, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-163604)).
10.3+	iSatori 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on April 30, 2013)
10.4+	iSatori 2013 Employee Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on April 30, 2013).

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

21.1	Subsidiaries of iSatori, Inc. (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed on April 9, 2012).
23.1*	Consent of EKS&H, LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: March 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Adelé	Chief Executive Officer, President and Director	March 23, 2015
Stephen Adelé	(Principal Executive Officer)

/s/ Michael Wilemon	Chief Financial Officer (Principal Financial and	March 23, 2015
Michael Wilemon	Principal Accounting Officer)

/s/ Russell Cleveland	Director	March 23, 2015
Russell Cleveland

/s/ Robert M. Galecke	Director	March 23, 2015
Robert M. Galecke

/s/ Bradford Morgan	Director	March 23, 2015
Bradford Morgan

/s/ Todd Ordal	Director	March 23, 2015
Todd Ordal

/s/ Seth Yakatan	Director	March 23, 2015
Seth Yakatan

Financial Statements and Related Footnotes

December 31, 2014 and 2013

iSatori, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

iSatori, Inc.

Golden, Colorado

We have audited the accompanying balance sheets of iSatori, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iSatori, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP

March 23, 2015

Denver, Colorado

iSatori, Inc.

Balance Sheets

December 31, 2014 and 2013

	December 31,	December 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$738,725	$822,876
Investments	-	-
Accounts receivable trade	925,506	2,398,178
Income tax receivable	-	102,452
Note receivables - current portion	28,939	11,013
Inventories	2,483,602	1,985,764
Assets held for sale	34,979	108,228
Deferred tax asset, net	-	53,081
Prepaid expenses	217,668	222,466
Total current assets	4,429,419	5,704,058

Property and equipment:
Leasehold improvements	11,485	11,485
Furniture and fixtures	128,902	112,362
Office equipment	57,408	52,908
Computer equipment	332,171	312,403
Dies and cylinders	43,942	43,942
Less accumulated depreciation	(425,238)	(359,464)
Net property and equipment	148,670	173,636

Note receivable – net of current portion	52,695	81,714

Other assets:
Deferred tax asset, net	57,314	147,941
Deposits and other assets	45,207	61,167
Total other assets	102,521	209,108

Total assets	$4,733,305	$6,168,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$819,918	$1,248,490
Accrued expenses	253,208	187,608
Deferred revenues	191,127	292,215
Deferred tax liability, net	57,314	-
Line of credit	1,620,519	1,220,655
Notes payable	15,708	20,464
Total current liabilities	2,957,794	2,969,432

Long-term liabilities
Derivative liability	152,849	471,015

Commitments and contingencies (Notes 1,2,5, and 6)

Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 12,909,278 shares issued and outstanding	129,093	128,797
Additional paid-in capital	4,796,241	4,731,535
Accumulated deficit	(3,302,897)	(2,132,488)
Total stockholders’ equity	1,622,662	2,728,069
Total liabilities and stockholders' equity	$4,733,305	$6,168,516

The accompanying notes are an integral part of these financial statements

iSatori, Inc.

Statements of Operations

December 31, 2014 and 2013

	For the Years Ended
	December 31
	2014	2013
Revenues:
Product revenue (Net of returns and discounts)	$9,513,606	$10,507,038
Royalty revenue	103,975	115,749
Other revenue	37,207	42,251
Total revenue	9,654,788	10,665,038

Cost of sales	4,727,660	4,686,708
Gross profit	4,927,128	5,978,330

Operating Expenses:
Selling and marketing	2,353,018	2,974,203
Salaries and labor related expenses	2,499,719	2,241,470
Administration	1,082,962	1,586,526
Depreciation and amortization	78,574	95,148
Total operating expenses	6,014,273	6,897,347

Loss from operations	(1,087,145)	(919,017)

Other income (expense)	300,800	74,346
Financing expense	(55,827)	(78,533)
Interest expense	(49,540)	(32,610)

Loss before income taxes	(891,712)	(955,814)

Income tax expense	(278,697)	(2,828)

Net loss	$(1,170,409)	$(958,642)

Net loss per common share
Basic	$(0.09)	$(0.08)
Diluted	$(0.09)	$(0.08)

Weighted average shares outstanding:
Basic	12,890,840	12,763,946
Diluted	12,890,840	12,763,946

The accompanying notes are an integral part of these financial statements

iSatori, Inc.

Statements of Stockholders’ Equity

December 31, 2014 and 2013

						Retained
	Preferred Stock		Common Stock		Additional	Earnings	Total
	($0.01 Par)		($0.01 Par)		Paid	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	- in Capital	Deficit)	Equity
Balances, December 31, 2012	22,500	$225	12,622,756	$126,228	$4,343,069	$(1,173,846)	$3,295,676
Net Loss						$(958,642)	$(958,642)
Share Based Compensation					$320,050		$320,050
Exercise of Warrants/Options			249,508	$2,495	$52,239		$54,734
Issuance of shares to the Board of Directors			7,387	74	$16,177		$16,251
Balances, December 31, 2013	22,500	$225	12,879,651	$128,797	$4,731,535	$(2,132,488)	$2,728,069
Net Loss						(1,170,409)	(1,170,409)
Share Based Compensation			7,500	75	48,707		48,782
Issuance of shares to the Board of Directors			22,127	221	15,999		16,220
Balances, December 31, 2014	22,500	$225	12,909,278	$129,093	$4,796,241	$(3,302,897)	$1,622,662

The accompanying notes are an integral part of these financial statements

iSatori, Inc.

Statements of Cash Flow

December 31, 2014 and 2013

	For the Years Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,170,409)	$(958,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,574	95,148
Share based compensation expense	55,790	336,300
Change in value of assets held for sale	(14,594)	(105,809)
Change in fair value of derivative liability	(318,166)	(143,082)
Provision for (benefit from) deferred income taxes	258,026	(17,501)
Change in assets and liabilities:
Accounts receivable	1,472,672	(1,157,442)
Notes receivable	11,093	(1,163)
Inventory	(497,838)	(693,659)
Prepaid expenses	14,010	(66,035)
Deposits and other assets	3,163	(13,836)
Trade accounts payable	(428,572)	730,340
Accrued expenses	65,600	(54,693)
Deferred revenues	(101,088)	292,215
Income taxes	45,448	-
Net cash used in operating activities	(526,291)	(1,757,859)

Cash flows from investing activities:
Purchase of property and equipment	(40,811)	(135,822)
Proceeds from the sale of assets held for sale	87,843	26,919
Sale of investments	-	965,886
Net cash provided by (used in) investing activities	47,032	856,983

Cash flows from financing activities:
Proceeds from notes payable	-	25,101
Payment of notes payable	(4,756)	(4,637)
Proceeds from line of credit	411,000	97,500
Repayment of line of credit	(11,136)	(50,000)
Proceeds from the exercise of stock options	-	335
Net cash provided by financing activities	395,108	68,299

Net increase (decrease) in cash	(84,151)	(832,577)

Cash and cash equivalents, beginning of year	822,876	1,655,453
Cash and cash equivalents, end of year	$738,725	$822,876

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	58,783	49,761
Cash paid for taxes	10,760	6,863
Non-cash transactions:
Decrease in warrant derivative liability due to warrant exercise		87,755
Decrease in deferred tax asset due to warrant exercise		33,355
Cashless exercise of options/warrants		2,161
Issuance of shares to the Board of Directors	296	73

The accompanying notes are an integral part of these financial statements

iSatori, Inc.

Notes to Financial Statements December 31, 2014 and 2013

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Business

iSatori,Inc. (the “Company”) was incorporated under the laws of the state of Delaware on  June 29, 2012. The trading symbol of the Company on OTCBB is “IFIT”.

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

Basis of Presentation

The accompanying financial statements have been prepared on an accrual basis of accounting in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). The accompanying financial statements present the financial position and results of operations of the Company.

Financial Instruments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Accordingly, cash and cash equivalents consist of petty cash, checking accounts and money market funds.

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820-10 establishes a framework for measuring the fair value of assets and liabilities and requires additional disclosure about fair value measurements. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal (or most advantageous market) for the asset or liability in than orderly transaction between market participants at the measure date.

The Company has a number of financial instruments, including cash, receivables, inventory, payables and debt obligations. The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued expenses, the line of credit and notes payable approximates their fair values because of the short maturity of these instruments. As further described in Note 7 the Company has issued warrants which are measured at fair value on a recurring basis and result in a long-term derivative liability on the balance sheet. The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$738,725	$738,725	$822,876	$822,876
Accounts Receivables	$925,506	$925,506	$2,398,178	$2,398,178
Accounts payable	$819,918	$819,918	$1,248,490	$1,248,490
Derivative liability	$152,849	$152,849	$471,015	$471,015

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 10-60 days from the invoice date. Accounts are considered delinquent when outstanding for more than seven days past due date. The Company does not have a policy of accruing interest on past due accounts. Payments on trade receivables are applied as instructed per the customer, or to the earliest unpaid invoices. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on management’s historical collection experience, adverse situations that may affect the customer’s ability to repay, and prevailing economic conditions. Specific accounts deemed uncollectible are written off periodically with subsequent receipts on previously written off accounts credited to bad debt expense. The allowance for doubtful accounts is $0 for each of the periods ended December 31, 2014 and December 31, 2013. Receivables at each of the below respective periods consisted of the following:

	December 31, 2014	December 31, 2013
Trade Receivables	$951,396	$2,323,522
Other	$(25,890)	$74,656
Allowance for doubtful accounts	$(0)	$(0)
Totals	$925,506	$2,398,178

In addition, the Company has recorded an allowance for customer returns in the amount of approximately $85,000 at December 31, 2014 and $70,000 at December 31, 2013 in accrued expenses.

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	December 31, 2014	December 31, 2013
Labels and packaging	$170,435	$120,057
Raw materials	$308,333	$207,320
Finished goods	$2,004,834	$1,658,387
Totals	$2,483,602	$1,985,764

Notes Receivable

The Predecessor Company disposed of a dormant product line of vitamins in December 2010. As part of the consideration in this divestiture, the Company received from the purchaser of this product line an unsecured note in the amount of $ 170,000. The original note was due to be repaid on or before March 2014, where interest accrued principally at an annual rate of 5%, based upon the initial $170,000 principal and was payable monthly. As of March 31, 2013, the note was novated and a new promissory note was issued to reflect a modification in the payment terms, which includes no interest. The total note receivable balance at December 31, 2014 was $81,634, and is due to be repaid in monthly increments through May 1, 2017.

Property and Equipment

Property and equipment are stated at cost. Depreciation for financial accounting purposes is computed using the straight-line method over the estimated lives of the respective assets, ranging from three to ten years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are thereafter removed from the respective accounts and any gain or loss is credited or charged to income. Total depreciation expense was $65,774 and $83,450 for the years ended December 31, 2014 and 2013, respectively.

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

Intangible assets are discussed below. Amortization for financial accounting purposes is computed using the straight-line method over the estimated useful lives of the respective assets which range from three to ten years. Amortization for 2014 and 2013 totaled $12,800 and $11,698, respectively.

	Balance at December 31, 2014	Balance at December 31, 2013
Amortized intangible assets:
Website	$38,355	$38,355
Patents	$341	$341
Trademarks	$100	$100
TOTAL	$38,796	$38,796
Accumulated Amortization	$(24,890)	$(12,090)
TOTAL	$13,906	$26,706

Future Amortization for the years ending December 31:

2015	$12,785
2016	$1,121

Revenue Recognition

The Company operates predominantly as a distributor of its dietary supplement products through traditional large retailers and electronic intermediaries. Revenue from product sales is recognized upon transfer of title of the Company’s product to its customers. Net sales represent product sales less actual returns, allowances, discounts, and product promotions. Sales to direct customers have an unconditional money back guarantee for thirty to ninety days after the date of purchase. Sales to a select number of retail customers carry a “Sale or Return” Purchase agreement per the sales contract, where if minimum sales thresholds are not met within a required timeframe, the inventory will be returned to the Company for full credit. Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, trade allowances, discounts and product promotions, were $2,656,122 and $2,114,060 for the years ending December 31, 2014 and 2013, respectively.

In addition, the Company provides allowances for sales returns based upon estimated and known returns. Product returns are recorded as a reduction of net revenues and as a reduction of the accounts receivable balance.

The Company receives other revenues which includes but is not limited to shipping and handling charges which is charged to customers.

Cost of Sales

The Company purchases its products directly from third party manufacturers. The Company’s cost of sales include product costs, including any associated materials used in production, cost of warehousing and distribution. Included in the cost of sales are transit freight shipping and handling costs that are incurred by the Company.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 6, “Income Taxes”.

Since 2012 was the Company’s initial tax year, there are no prior federal or state tax returns subject to examination. Accordingly, the only taxable periods subject to examination by federal and state taxing authorities are the periods ended December 31, 2014, 2013 and 2012. Federal and state tax returns for the Company prior to the short form merger are open for the period ended December 31, 2011.

Leases

The Company leases its headquarters facility the “headquarters lease”, comprising approximately 10,044 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense under the headquarters lease for each of the years ended December 31, 2014 and 2013 was $82,863. The lease term expires January 31, 2017 and requires equal monthly payments over the remaining term. Future payments under the headquarters lease are $172,632.

On November 1, 2014, the Company entered into a lease for approximately 17,026 square feet in Denver for its warehouse operations (the “warehouse lease”. The total rent expense under the warehouse lease for the year ended December 31, 2014 was $0. The lease term expires on December 31, 2018 and calls for inflation-adjusted increasing payments over the remaining term. Future payments under the warehouse lease are $374,658.

The Company also leases miscellaneous office and warehouse equipment. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable.

Future Payments

2015	$169,993
2016	$174,350
2017	$102,748
2018	$100,199
Total	$547,290

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print, digital and television when the advertisement has been broadcast or otherwise finished and or distributed. The Company records website costs related to its direct-to-consumer advertisements in accordance with ASC 340-20 “Capitalized Advertising Costs”. In accordance with ASC 340-20, direct response advertising costs incurred should be reported as assets and should be amortized over the estimated period of the benefits, based on the proportion of current period revenue from the advertisements to probable future revenue. As of December 31, 2014 and December 31, 2013, the Company had deferred $0 and $7,651 respectively, related to such advertising costs. This amount was included in Deposits and other assets and was amortized over a one year period. Total Marketing expenses for the years ended December 31, 2014 and 2013, totaled $1,500,362 and $2,232,548, respectively.

Research and Development Costs

Research and development costs, which include the funding of clinical research studies, as well as creation and development of new products, are expensed when incurred. Research and development costs of $99,676 and $162,297 for the years ended December 31, 2014 and 2013, respectively, are included in selling and marketing expense.

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

During the year ended December 31, 2014, sales to three customers made up 57% of total product revenue, with each customer representing greater than 10% of product revenue on an individual basis. These customers’ combined accounts receivable balances were 51% of total accounts receivable as of December 31, 2014. During the year ended December 31, 2013, sales to three customers made up 58% of total product revenue, with each customer representing greater than 10% of product revenue on an individual basis. These customers’ combined accounts receivable balances were 73% of total accounts receivable as of December 31, 2013.

During the year ended December 31, 2014, purchases from three vendors made up 63% of total inventory purchases. These vendors’ combined accounts payable balances were 44% of total accounts payable as of December 31, 2014. During the year ended December 31, 2013, purchases from two vendors made up 57% of total inventory purchases. These vendors’ combined accounts payable balances were 17% of total accounts payable as of December 31, 2013.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include but are not limited to the fair value determination of derivative instruments, NOL allowance, sales returns allowance, allowance for notes receivable and the realizable value of inventories.

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

Since the Company reflected a net loss for the years ended December 31, 2014 and 2013, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of December 31, 2014 and December 31, 2013:

	2014	2013
In the money stock options	593,081	669,963
In the money warrants	420,549	928,881
Total common stock equivalents	13,689,208	13,862,892

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern. The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter. The Company is currently evaluating impact of the adoption of this standard and do not expect it to have a significant impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current revenue recognition guidance. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of 2017 unless a deferral for adoption is provided by the FASB; early adoption is not permitted. The Company is currently evaluating which transition approach to use and the impact of the adoption of this standard on its financial statements.

Note 2 - Endorsement / Spokesperson / Consulting Agreements

The Company is obligated under various endorsement, spokesperson and consulting agreements with varying original terms ranging from six months to one year. These endorsers, spokespersons and consultants are generally paid a monthly fee for their services, including promotion and marketing activities per the agreements. All of these agreements may be terminated by either party upon breach or default in the terms of the agreements. The Company expensed $102,650 and $161,950 under these agreements in 2014 and 2013, respectively.

Future payments of the above mentioned contracts will run through 2015, for a total expense of $18,000.

Note 3 - Retirement Plan

Eligible employees may enroll in a company-sponsored 401(k) plan. New enrollees are able to join the plan in the calendar quarter in which they become eligible. The Company may also make a match at its discretion. During calendar years 2014 and 2013, there were no matches under this plan made by the Company.

Note 4 - Contingencies

In accordance with the accounting standards on contingencies, the Company accrues a loss contingency if it is probable and can reasonably be estimated or a liability has been incurred at the date of the financial statements. If both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. The Company is exposed to legal claims encountered in the normal course of business. See Note 5, “Litigation”. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company.

Note 5 - Litigation

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

On May 17, 2013 and on January 31, 2014 the Company received demand letters from the Environmental Research Corporation, “ERC” requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  In October, while the Company was awaiting the results of the compliance testing, ERC contacted the Company again requesting settlement to their initial demand letter. And in February 2014, before compliance testing or any other demand letter validation was completed, ERC contacted the Company again requesting settlement to their second demand letter. After many discussions with ERC, a lawsuit was filed by ERC for the non-compliance issues with the State of California’ Proposition 65 regulations.  After many conversations and mediation attempts, both parties have agreed to a settlement, which has been approved by the iSatori Board of Directors.  The documents are currently being generated for presentation to the California Court.  Once accepted by the court, settlement amounts will be paid.  This action is expected to happen in second quarter of 2015.  The Company believes this settlement of the lawsuits is in the best interest of iSatori.  Settlement amounts have been accrued into FY 2014 and are reflected in this 10K report.

On March 24, 2014 the Company received a summons in a civil action filed by Wise Sports Nutrition, LLC claiming alleged trademark infringement for iSatori’s, Garcinia Trim product. Company counsel has made contact with the plaintiff’s attorney and filed a response to the alleged trademark infringement with the Company’s counterclaims. The Company believes the counterclaims have strong merit and are pursuing their defense. Both parties have prepared responses and presented them to the court.  The court has recently ruled in favor of iSatori and its filing of a summary judgment.  As a result of this ruling the trademark has been ruled as “descriptive” and therefore not eligible for trademark assignment.  iSatori has been contacted by the former plaintiff in this case to discuss a favorable settlement with iSatori.  Settlement discussions will get underway promptly.   The Company believes now that a favorable condition exists for settlement but it is too early in the settlement proceedings to make a determination of the outcome. Therefore, no range of any possible gain or loss can be reasonably estimated as of the date of the financial statements.

Note 6 - Income Taxes

For the years ended December 31 2014, and 2013, the Company recognized income tax expense of $278,697 and $2,828, respectively.

At December 31, 2014 and 2013, management believes there are no uncertain tax liabilities. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2014 or 2013.

The Company files income tax returns in U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. The 2014 tax year remains open to examination by taxing jurisdictions to which the Company is subject.

Income tax provision for the periods December 31, 2014 and December 31, 2013 consists of the following:

	12/31/2014	12/31/2013
Current tax expense (benefit)
Federal	$67,026	$18,438
State	10,649	1,890
	77,675	20,328
Deferred tax expense (benefit):
Federal	185,106	(18,756)
State	15,916	1,256
	201,022	(17,500)
Total	$278,697	$2,828

The reconciliations of the results of applying the Company's effective statutory federal income tax rate of 35% for the years ended December 31, 2014 and December 31, 2013 to the Company's income before taxes and the Company's provision for income taxes are as follows:

	12/31/2014	12/31/2013
Federal income taxes	35.00%	35.00%
State income taxes	2.81%	2.18%
Permanent items	-2.29%	-9.60%
Current year losses not utilized	-61.04%	-27.90%
	25.51%	0.3%

The components of the deferred tax assets, net of deferred tax liabilities for each period are:

	12/31/2014	12/31/2013
Inventory	$42,109	$32,709
Allowance for doubtful accounts	32,132	26,506
Deferred revenue	72,646	111,069
Other	32,147	9,865
Valuation allowance	(167,394)	-
Current Deferred Tax Assets	11,640	180,149

Net operating loss	772,088	410,140
Foreign tax credits	29,211	-
Fair value of derivatives	58,097	179,030
Share based compensation	21,505	21,589
Property and equipment	22,366	-
Valuation allowance	(844,543)	(410,140)
Long term deferred tax assets	58,724	200,619
Total deferred tax assets	70,364	380,768

Unrealized gain on marketable securities	(13,295)	(41,137)
Prepaid expenses	(55,659)	(85,931)
Current deferred tax liabilities	(68,954)	(127,068)

Property & equipment	-	(43,853)
Goodwill and other intangibles	(1,410)	(8,825)
Long term deferred tax liabilities	(1,410)	(52,678)
Total deferred tax liabilities	(70,364)	(179,746)
Net Deferred tax asset	$-	$201,022

As of December 31, 2014, the Company has federal and state income tax net operating loss (NOL) carry forwards of $2,031,303 which will expire at various dates from 2032 through 2034. The NOLs are projected to expire as follows:

2032	$434,814
2033	466,786
2034	1,129,703
$2,031,303

NOL from Predecessor Company

At December 31, 2014, approximately $8.208 million of net operating loss carry forwards for federal income tax purposes and approximately $8.208 million of net operating loss carry forwards for state income tax purposes, existed and were previously generated by a predecessor company. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. According to a preliminary analysis performed by the Company, it was determined that these net operating loss carry forwards would not currently be available for utilization by the Company. As such, these net operating loss carry forwards which had previously been 100% allowed for, have been removed from the deferred tax assets. The availability of the net operating loss carry forwards may be analyzed further in future accounting periods. If a positive determination is made, the net operating loss carry forwards might then be reported as deferred tax assets of the Company.

NOL from iSatori

Based upon past financial performance, the company has not been able to utilize certain NOL carry forwards. In recognition of this risk, at December 31, 2014, and 2013, a valuation allowance of $844,543 and $410,140, respectively, has been recognized on the deferred tax assets relating to the net operating loss carry forwards. Should future financial performance change and it is determined the Company can realize the use of these net operating losses, the appropriate tax expense and equity adjustments will be made.

In addition to the valuation allowance offsetting the deferred tax assets arising from net operating loss carry forwards, at certain other deferred tax assets at December 31, 2014 have been reduced by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. Should the Company achieve sufficient, sustained income in the future, some or all of the valuation allowances may be reversed.

Note 7 - Stockholders’ Equity

At December 31, 2014, there were 12,909,278 shares of common stock, par value $.01 per share, outstanding for the Company.

Warrants

As of December 31, 2014, there were common stock warrants outstanding to purchase aggregate shares of common stock pursuant to the warrant grants described below.

On July 15, 2011 the Company issued warrants, now totaling 420,549 shares, to purchase 3% of fully diluted shares of the common stock of the Company to Breakwater Structured Growth Opportunity Fund, L.P., (the “Breakwater warrant”) with an imputed exercise price equal to approximately one-hundredth of a dollar in connection with a $1.025 million subordinated mezzanine loan arrangement. These warrants are fully vested and expire on June 15, 2016.

Included in the aforementioned Breakwater warrant, was an obligation by the Company to, among other things, honor an irrevocable put right through which the Company agreed to purchase up to the 3% of fully diluted shares of its common stock underlying the warrant, which expires on July 15, 2016. Upon completion of the Merger, the irrevocable put right was removed.

The Company used a lattice model in developing a fair value for the Breakwater warrant obligation at December 31, 2014, using a quoted stock value of $.375 per share, which represents a discount of 50% from the closing stock price. This reduction was based on the application of a discount for lack of liquidity. Other assumptions used in the valuations include (a) risk free interest rate of .67% based on duration, (b) weighted average expected term in years of 1.58, (c) weighted average expected stock volatility of 37.13%, (d) expected dividends of 0% (e) stock price movements ranging from 1.053 to .950 and (f) risk neutral probabilities ranging from .488 to .512. These valuations resulted in net income of $318,166 and in the Statement of Operations for the year ended December 31, 2014. In addition, as of June 28, 2013, $87,755 was reclassified to additional paid in capital from derivative liability due to the exercise of a prior warrant, and revaluations resulted in net income of $143,082 in the Statement of Operations for the year ended December 31, 2013.

Effective January 1, 2013, the Company entered into a one year agreement, subject to quarterly cancellation at the Company’s sole discretion, with Microcap Headlines, Inc. In connection with this agreement, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $2.25 per share (the “Microcap warrants”). These warrants were subject to conditional vesting schedule in one-fourth (quarterly) increments, subject to the Company’s sole discretion. The first increment was granted and fully vested on January 1, 2013, the second increment was granted and fully vested on April 1, 2013, the third increment was granted and fully vested on July 1, 2013, and the fourth increment was granted and fully vested on October 1, 2013. These vested warrants expire on January 1, 2018.

Effective July 16, 2013, the Company entered into a business consulting agreement with Optivest Global Partners, LLC. In connection with this agreement, the Company issued warrants to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $2.25 per share (the “Optivest warrants”). These warrants are fully vested and expire July 16, 2018. These warrants will be assignable and transferable, at Optivest’s discretion.

The fair value of the Microcap and Optivest warrants were estimated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes assumptions used when the warrants were issued are as follows:

FY 2013
Exercise price	$2.25
Expected dividends	0%
Expected volatility	45.95-48.97%
Risk fee interest rate	0.72-1.42%
Expected life	5 years
Expected forfeiture	0%

The Company assumed the 1,069,587 outstanding warrants to purchase shares of Common Stock which were issued by Integrated in fiscal years 2009 and before. Of these, 17,230 expired on July 29, 2012 and the remainder expired on May 31, 2014.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance – December 31, 2012	225,000	2.36	6.08 years
Granted	350,000	$2.25	4.42 years
Exercised	-	-
Forfeited/cancelled	-	-
Balance – December 31, 2013	575,000	2.29	5.05 years
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Balance – December 31, 2014 – outstanding	575,000	$2.29	4.05 years
Balance – December 31, 2014 – exercisable	575,000	$2.29	4.05 years

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

On January 2, 2014, the Company issued options to purchase 10,000 shares of the Company’s common stock to an employee with an exercise price of $2.50 per share and which contained three year vesting schedules of 1/3 each year through October 2016. These options were due to expire on October 15, 2023. In September 2014, upon termination of employment prior to vesting, these options were forfeited.

On February 10, 2014, the Company issued options to purchase 6,000 shares of the Company’s common stock to an employee with an exercise price of $2.22 per share and which contain three year vesting schedules of 1/3 each year through February 2017. These options were due to expire on February 10, 2024. In December, 2014, upon termination of employment prior to vesting, these options were forfeited.

On September 17, 2013, the Company issued options to purchase 50,000 shares of the Company stock to an employee, having an exercise price of $2.10, and which contain three year vesting schedules of 1/3 each year through September 2015. These options are due to expire on September 17, 2023.

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The total valuation of the options granted in 2014 was $3,363. Due to their forfeiture prior to vesting, expense of $747 recognized in previous quarters of 2014 was reversed within subsequent periods of 2014, for a net expense of $0 related to 2014 grants for the year ended December 31, 2014. The total valuation of the options granted in 2013 was $30,985, which is being expensed over the three year vesting period. The expense recognized related to these options for the year ended December 31, 2014 was $10,328. The Black-Scholes assumptions used when the options were issued are as follows:

	FY 2014	FY 2013
Exercise price	$2.22-2.50	$2.10
Expected dividends	0%	0%
Expected volatility	35.22%	45.95%
Risk fee interest rate	2.13-2.41%	2.26%
Expected life of option	6.08-6.33 years	5.5-6.5 years
Expected forfeiture	0%	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance – December 31, 2012	828,174.683		9.14 years
Granted	50,000	$2.10	9.75 years
Exercised	(137,577)	.621
Forfeited/cancelled	(9,908)	2.25
Balance – December 31, 2013	730,689	$.771	8.30 years
Granted	16,000	$2.40	9.75 years
Exercised
Forfeited/cancelled	(16,000)	$2.40	9.75 years
Balance – December 31, 2014 – outstanding	730,689	$.771	7.30 years
Balance – December 31, 2014 – exercisable	637,159.683		7.25 years

Outstanding options held by related parties – 2014	730,689
Exercisable options held by related parties – 2014	637,159

In addition to the above, for the year ended December 31, 2014, the Company has recognized $12,619 in share based compensation expense arising from the amortization of option awards granted prior to January 1, 2013.

Stock Awards

On July 10, 2014, the Company issued 5,603 shares of restricted stock to members of its board of directors. On September 23, 2014, the Company issued 4,098 shares of restricted stock to a new member of its board of directors. On October 28, 2014, the Company issued 7,738 shares of restricted stock to members of its board of directors. On November 13, 2014, the Company issued 4,688 shares to a new member of its board of directors. The Company is amortizing total expense related to these issuances over the restriction period which is equivalent to the directors’ one-year term. The Company has recorded share based compensation expense due to these issuances of $16,568 for the year ended December 31, 2014. In addition, for the year ended December 31, 2014, the Company has amortized prior expense of $9,212 to equity related to grants of restricted stock made prior to January 1, 2014.

On April 1, 2014, the Company issued 7,500 shares of its $.01 par value common stock to a business development consultant. The Company considered the fair value of the shares issued to be the most reliable measure of compensation to the consultant. At the time of issuance, the Company’s stock price was $2.17 per share, and therefore the issuance resulted in $16,275 of share based compensation expense for the year ended December 31, 2014.

Note 8 - Convertible Preferred Stock

In connection with the Merger, the Company assumed into its capital structure the convertible stock originally issued by Integrated. Accordingly, at December 31, 2014, the Company’s convertible preferred stock, $0.01 par value per share, consisted of the following:

	Par Value	Shares Outstanding	Liquidation Preference
Series A $20	$95	9,500	$190,000
Series D $20	130	13,000	260,000
	$225	22,500	$450,000

Series A $20 Convertible Preferred Stock. At December 31, 2014, the Company had 9,500 shares of its Series A $20 Convertible Preferred Stock (the “Series A Preferred”) outstanding. Holders of the Series A Preferred are not entitled to receive any dividends, and have no voting rights unless otherwise required pursuant to Delaware law. Each share of the Series A Preferred may, at the option of the Company, be converted into the equivalent of one-fifth (1/5th) of a share of common stock at any time after (i) the closing bid price of the common stock is at least $2.00 for at least 20 trading days during any 30 consecutive trading day period, and (ii) the shares of common stock to be received on conversion have been registered or otherwise qualified for sale under applicable securities laws. The holders of the Series A Preferred have the right to convert each share into the equivalent of one-fifth (1/5th) of a share of common stock at any time. Upon any liquidation, dissolution, or winding up of the Company, the holders of the Series A Preferred are entitled to receive $20 per share before the holders of common stock are entitled to receive any distribution. In the event the Company enters into any consolidation, merger or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or other securities, each share of Series A Preferred will at the same time be similarly exchanged or changed into such consideration as is equal to four times the amount of consideration to be received for each share of common stock.

Series D $20 Convertible Preferred Stock. At December 31, 2014 the Company had 13,000 shares of its Series D $20 Convertible Preferred Stock (the “Series D Preferred”) outstanding. Holders of the Series D Preferred are entitled to receive, out of funds of the Company legally available, dividends at the annual rate of $1.80 per annum per share.

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

Note 9 - Revolving Line of Credit and Related Interest

The Company entered into a renewed and expanded Credit Agreement with Colorado Business Bank West of Denver, Colorado on August 27, 2014. Borrowings under this agreement will be used to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries.

The agreement provides a revolving commitment to the Company of $2,000,000. Amounts outstanding under the agreement will be reflected in a promissory note with a principal balance of $2,000,000 and a maturity date of November 16, 2015 (the “Promissory Note”). The principal balance on the Promissory Note bears interest at the one month USD LIBOR rate measured not more often than once per month (the “Index”). Interest on any unpaid balance under the promissory note will bear interest at the Index plus 3.75% with a minimum interest rate of 4.00% per annum, and is payable monthly. The agreement requires the Company to comply with certain affirmative covenants, including a minimum current ratio of 1.5 to 1, a maximum leverage ratio of 2 to 1, and minimum tangible equity capital of $2,750,000 through November 30, 2014, and $3,000,000 thereafter, as well as providing limitations on dividends, additional indebtedness, and certain other changes.

On January 7, 2015, Colorado Business Bank provided the Company with notice of a non-monetary event of default concerning the Company’s violation of the minimum tangible equity capital covenant set forth in the loan agreement.  On March 17, 2015, iSatori reached a preliminary agreement with their primary banking institution, Colorado Business Bank ("CoBiz"), in which the loan agreement and covenants will be modified and the Company will no longer be in forbearance. iSatori and CoBiz have agreed on the principal terms of the arrangement and are currently awaiting documentation from their respective legal teams. The Company has, and will continue to, enter into discussions with certain material vendors, offering early pay discounts to improve the timing of accounts receivable collection. In addition, the Company has, and will continue to, enter into discussions with certain material suppliers concerning extended credit terms to improve the flexibility of the Company's cash management program. These actions, combined with the pending agreement with CoBiz, will help ensure the Company's liquidity and compliance with its loan covenants.

The Company’s prior line of credit with Colorado Business Bank West of Denver, Colorado provided a revolving commitment to the Company in the amount of $1,500,000 and was in effect since its inception on July 16, 2012 and subsequent renewal on October 16, 2013 through the date of the renewal and expansion on August 27, 2014. Other terms of the former credit agreement were the same as those of the renewed and expanded credit agreement described above.

The outstanding balance on the Company’s revolving line of credit as of December 31, 2014 and 2013 was $1,620,519 and $1,220,655, respectively.

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

For the purposes of marketable securities where there is an active market, the Company uses the quoted prices available for the identical asset or liability. As of December 31, 2013, $108,228 assets held for sale valued using the Level 1 mark-to-market approach. As of December 31, 2014, the Company had $34,979 assets held for sale valued using the Level 1 mark-to-market approach.

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

The following table represents the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	$34,979	$-	$152,849	$108,228	$-	$471,015

Beginning of period	108,228	-	471,015	29,338	-	701,852
Additions	-	-	-	-	-	-
Deletions	(115,881)	-	-	(36,103)	-	(87,755)
Revisions	42,632	-	(318,166)	114,993	-	(143,082)
End of period	$34,979	$-	$152,849	$108,228	$-	$471,015

Note 11 – Subsequent Events

Derivative Liability.  During February 2015, the warrant issued to Breakwater Structured Growth Opportunity Fund, L.P for 420,549 shares, set up as the Derivative Liability on the Company’s balance sheet, was exercised and shares issued to the company.

Bank Line of Credit. On March 17, 2015, iSatori reached a preliminary agreement with their primary banking institution, Colorado Business Bank ("CoBiz"), in which the loan agreement and covenants will be modified and the Company will no longer be in forbearance. iSatori and CoBiz have agreed on the principal terms of the arrangement and are currently awaiting documentation from their respective legal teams. The Company has, and will continue to, enter into discussions with certain material vendors, offering early pay discounts to improve the timing of accounts receivable collection. In addition, the Company has, and will continue to, enter into discussions with certain material suppliers concerning extended credit terms to improve the flexibility of the Company's cash management program. These actions, combined with the pending agreement with CoBiz, will help ensure the Company's liquidity and compliance with its loan covenants.

New Investor Relations Program. During February 2015, the Company retained Self & Associates to expand and implement a more robust corporate communications and investor relations program for IFIT. Management is planning to begin a series of financial meetings in various key markets. In March, management will kick off meetings with members of the financial community in Southern California. These meetings will include several in Southern California from March 25 - 26 with meetings in LA and Santa Monica on March 25 and Newport Beach on March 26. Following Southern California, IFIT management will plan to visit the New York - New Jersey areas.