Form 10-Q
period 2015-03-31
iSatori, Inc.
filed 2015-05-08
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

or

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

☒13,368,791 shares of common stock, $0.01 par value per share, were outstanding as of May 8, 2015.

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

PART 1

ITEM 1.    FINANCIAL STATEMENTS

Condensed Financial Statements and Related Footnotes

March 31, 2015 and 2014

iSatori, Inc.

iSatori, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$513,202	$738,725
Accounts receivable trade	1,970,061	925,506
Note receivables - current portion	26,289	28,939
Inventories	2,104,615	2,483,602
Assets held for sale	28,744	34,979
Prepaid expenses	308,234	217,668
Total current assets	4,951,145	4,429,419

Property and equipment:
Leasehold improvements	11,485	11,485
Furniture and fixtures	184,966	128,902
Office equipment	94,179	57,408
Computer equipment	332,171	332,171
Dies and cylinders	54,567	43,942
Less accumulated depreciation	(445,118)	(425,238)

Net property and equipment	232,250	148,670

Note receivable – net of current portion	52,695	52,695

Other assets:
Deferred tax asset, net	57,314	57,314
Deposits and other assets	39,502	45,207
Total other assets	96,816	102,521
Total assets	$5,332,906	$4,733,305

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$1,600,232	$819,918
Accrued expenses	253,655	253,208
Deferred revenues	-	191,127
Deferred tax liability, net	57,314	57,314
Line of credit	1,500,000	1,620,519
Notes payable	50,169	15,708
Total current liabilities	3,461,370	2,957,794

Long-term liabilities
Derivative liability	-	152,849

Commitments and contingencies (Notes 1,2,5, and 6)

Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 13,373,791 shares issued and outstanding	133,738	129,093
Additional paid-in capital	5,014,081	4,796,241
Accumulated deficit	(3,276,508)	(3,302,897)
Total stockholders’ equity	1,871,536	1,622,662
Total liabilities and stockholders' equity	$5,332,906	$4,733,305

The accompanying notes are an integral part of these condensed financial statements

iSatori, Inc.

Condensed Statement of Operations

(Unaudited)

	For the Months Ended
	March 31
	2015	2014
Revenues:
Product revenue (Net of returns and discounts)	$3,398,440	$3,219,244
Royalty revenue	19,218	32,627
Other revenue	11,165	9,396
Total revenue	3,428,823	3,261,267

Cost of sales	1,709,547	1,243,797
Gross profit	1,719,276	2,017,470

Operating Expenses:
Selling and marketing	625,445	782,687
Salaries and labor related expenses	619,254	647,413
Administration	325,375	213,978
Depreciation and amortization	23,084	19,129
Total operating expenses	1,593,158	1,663,207

Income from operations	126,118	354,263

Other income (expense)	(68,223)	30,199
Financing expense	(12,361)	(21,353)
Interest expense	(16,215)	(11,048)

Income before income taxes	29,319	352,061

Income tax expense	(2,930)	(15,823)

Net Income	$26,389	$336,238

Net income per common share
Basic	$-	$0.03
Diluted	$-	$0.02

Weighted average shares outstanding:
Basic	13,004,532	12,879,651
Diluted	13,213,246	14,546,736

The accompanying notes are an integral part of these condensed financial statements

iSatori, Inc.

Condensed Statements of Cash Flow

(Unaudited)

	For the Months Ended
	March 31
	2015	2014
Cash flows from operating activities:
Net income	$26,389	$336,238
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,084	19,129
Share based compensation expense	15,666	6,105
Change in value of assets held for sale	6,235	(1,439)
Change in fair value of derivative liability	61,988	(723)
Provision for deferred income taxes	-	9,880
Change in assets and liabilities:
Accounts receivable	(1,044,555)	467,152
Notes receivable	2,650	688
Inventory	378,987	(301,439)
Prepaid expenses	(98,584)	55,458
Deposits and other assets	2,501	15,966
Trade accounts payable	780,314	(271,547)
Accrued expenses	447	(4,840)
Deferred revenues	(191,127)	(52,591)
Income tax receivable	-	45,448
Net cash provided by (used in) operating activities	(36,005)	323,485

Cash flows from investing activities:
Purchase of property and equipment	(103,460)	(13,359)
Proceeds from the sale of assets held for sale	-	87,843
Net cash provided by (used in) investing activities	(103,460)	74,484

Cash flows from financing activities:
Proceeds from notes payable	36,771	-
Payment of notes payable	(2,310)	(1,167)
Repayment of line of credit	(120,519)	-
Net cash used in financing activities	(86,058)	(1,167)

Net increase (decrease) in cash	(225,523)	396,802

Cash and cash equivalents, beginning of quarter	738,725	822,876
Cash and cash equivalents, end of quarter	$513,202	$1,219,678

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	17,882	13,638
Cash paid for taxes	1,780	2,640

Supplemental Disclosure Non-cash transactions
Decrease in derivative warrant liability due to warrant exercise	214,837	-
Cashless exercise of options	478	-

The accompanying notes are an integral part of these condensed financial statements

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Business, and Basis of Presentation

iSatori, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on  December 18, 1991. The trading symbol of the Company on OTCQB is “IFIT”.

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

Unaudited Interim Financial Information

The accompanying interim condensed financial statements have been prepared in accordance with our accounting practices described in our audited financial statements for the year ended December 31, 2014, and are unaudited. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014. The accompanying interim condensed financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) with respect to annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals that are considered necessary for a fair presentation of the interim financial information, have been included. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for a full year.

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

At March 31, 2015 and December 31, 2014, the financial instruments of the Company consisted principally of cash and cash equivalents, receivables, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$513,202	$513,202	$738,725	$738,725
Receivables	$1,970,061	$1,970,061	$925,506	$925,506
Accounts Payable	$1,600,232	$1,600,232	$819,918	$819,918
Derivative Liability	$0	$0	$152,849	$152,849

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 10-60 days from the invoice date. Accounts are considered delinquent when outstanding for more than 7 days past due date. The Company does not have a policy of accruing interest on past due accounts. Payments on trade receivables are applied as instructed per the customer, or to the earliest unpaid invoices. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on management’s historical collection experience, adverse situations that may affect the customer’s ability to repay, and prevailing economic conditions.  Specific accounts deemed uncollectible are written off periodically with subsequent receipts on previously written off accounts credited to bad debt expense.  The allowance for doubtful accounts is $0 for each of the periods ended March 31, 2015 and December 31, 2014. Receivables at each of the below respective periods consisted of the following:

	March 31, 2015	December 31, 2014
Trade Receivables	$1,935,921	$951,396
Other	$34,140	$(25,890)
Allowance for doubtful accounts	$(0)	$(0)
Totals	$1,970,061	$925,506

In addition, the Company has recorded an allowance for customer returns in the amount of approximately $85,000 at March 31, 2015 and December 31, 2014 in accrued expenses.

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	March 31, 2015	December 31, 2014
Labels and packaging	$160,598	$170,435
Raw materials	$298,090	$308,333
Finished goods	$1,645,926	$2,004,834
Totals	$2,104,614	$2,483,602

Note Receivable

The predecessor company disposed of a dormant product line of vitamins in December 2010. As part of the consideration in this divestiture, the Company received from the purchaser of this product line an unsecured note in the amount of $170,000. The original note was due to be repaid on or before March 2014, where interest accrued principally at an annual rate of 5%, based upon the initial $170,000 principal and was payable monthly. As of March 31, 2013, the note was novated and a new promissory note was issued to reflect a modification in the payment terms, which includes no interest. The total note receivable balance at March 31, 2015 was $78,984, and is due to be repaid on or before May 1, 2017.

Revenue Recognition

The Company operates predominantly as a distributor of its dietary supplement products through traditional large retailers and electronic intermediaries. Revenue from product sales is recognized upon transfer of title to the Company’s product to its customers. Net sales represent product sales less actual returns, allowances, discounts, and promotions. Sales to direct customers have an unconditional money back guarantee for thirty to sixty days after the date of purchase. Sales to several of the retail customers carry a “Sale or Return” Purchase agreement per contract, where if minimum sales thresholds are not met within required timeframe, the inventory will be returned to the Company for full credit.  Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, allowances and discounts, and promotions were $534,896 and $510,734 for the three month period ended March 31, 2015 and 2014, respectively.

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

Since 2012 was the Company’s initial tax year, there are no prior federal or state tax returns subject to examination.  Accordingly, the only taxable periods subject to examination by federal and state taxing authorities are the periods ended December 31, 2014 and 2013. Federal and state tax returns for the Company prior to the short form merger are open for the period ended December 31, 2011.

Leases

The Company leases its headquarters facility, comprising approximately 10,044 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense for each of the three month periods ended March 31, 2015 and 2014, was $20,716. The lease term expires January 31, 2017 and requires equal monthly payments over the remaining term. Future payments under the lease total $151,916.

The Company leases its warehouse facility, of approximately 17,026 square feet in Denver. The total rent expense for the warehouse lease for the three month period ended March 31, 2015 was $21,782. The lease term expires on December 31, 2018 and calls for inflation-adjusted increasing payments over the remaining term. Future payments under the warehouse lease are $352,877.

The Company also leases miscellaneous office and warehouse equipment. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable.

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print and television when the advertisement has been broadcast or otherwise distributed. Other marketing expenses include digital and social media, product sampling, sponsorships and endorsements with athletes, promotional events, and consumer education efforts. For the three month period ended March 31, 2015 and 2014, marketing expenses totaled $340,551 and $627,423, respectively.

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs of $18,710 and $6,424 for the three month period ended March 31, 2015 and 2014, respectively, are included in selling and marketing expense.

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

During the three month period ended March 31, 2015, sales to four customers made up 61% of total product revenue, with each customer representing greater than 10% of product revenue on an individual basis.  These customers’ combined accounts receivable balances were 67% of total accounts receivable at March 31, 2015. During the three month period ended March 31, 2014, sales to three customers made up 67% of total product revenue, with each customer representing greater than 10% of product revenue on an individual basis.  These customers’ combined accounts receivable balances were 77% of total accounts receivable as of March 31, 2014.

During the three month period ended March 31, 2015, purchases from three vendors made up 73% of total inventory purchases.  These vendors’ combined accounts payable balances were 48% of total accounts payable as of March 31, 2015. During the three month period ended March 31, 2014, purchases from two vendors made up 69% of total inventory purchases.  These vendors’ combined accounts payable balances were 71% of total accounts payable as of March 31, 2014.

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

The Company has the following common stock equivalents as of March 31, 2015 and 2014:

	2015	2014
Stock options (exercise price – $0.573-$2.50/share)	781,351	713,479
Warrants (exercise price – $0.001-$2.25/share)	350,000	1,544,204
Total common stock equivalents	13,213,246	14,546,736

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

On May 17, 2013 and on January 31, 2014 the Company received demand letters from the Environmental Research Corporation, “ERC” requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  In October, while the Company was awaiting the results of the compliance testing, ERC contacted the Company again requesting settlement to their initial demand letter. And in February 2014, before compliance testing or any other demand letter validation was completed, ERC contacted the Company again requesting settlement to their second demand letter. After many discussions with ERC, a lawsuit was filed by ERC for the non-compliance issues with the State of California’ Proposition 65 regulations.  After many conversations and mediation attempts, both parties agreed to a settlement, which was approved by the iSatori Board of Directors.  The documents were currently generated for presentation to the California Court.  Once accepted by the court, settlement amounts will be paid.  This action is expected to happen in Q1 or Q2 2015. As of the end of Q1 2015 the Court had not responded.  The Company believes this settlement of the lawsuit is in the best interest of iSatori and is not material to the business.  Settlement amounts have been accrued into FY 2014 and are reflected in this 10Q report.

On March 24, 2014 the Company received a summons in a civil action filed by Wise Sports Nutrition, LLC claiming alleged trademark infringement for iSatori’s, Garcinia Trim product. Company counsel has made contact with the plaintiff’s attorney and filed a response to the alleged trademark infringement with the Company’s counterclaims. The Company believes the counterclaims have strong merit and are pursuing their defense. Both parties have prepared responses and presented them to the court.  The court has recently ruled in favor of iSatori and its filing of a motion for summary judgment.  As a result of this ruling the trademark has been ruled as “descriptive” and therefore not eligible for trademark assignment.  Settlement discussions are underway. It is not possible to make a determination of the outcome. Therefore, no range of any possible gain or loss can be reasonably estimated as of the date of the financial statements.

Note 4 - Income Taxes

For the three months ended March 31, 2015 and 2014, the Company recognized income tax expense of $2,930 and expense of $15,823, respectively.

The difference between the three months ended March 31, 2015 effective rate of 0.0% and the Federal statutory rate of 35.0% is primarily due to a full valuation allowance of $844,543 which was recognized at December 31, 2014, has been recognized on the deferred tax assets relating to the net operating loss carry forwards. Should future financial performance change and it is determined the Company can realize the use of these net operating losses, the appropriate tax expense and equity adjustments will be made.

The difference between the three months ended March 31, 2014 effective rate of 4.5% and the Federal statutory rate of 35.0% is primarily due to state income taxes (net of federal benefit), change in the valuation allowance, and an adjustment to the income tax receivable.

At March 31, 2015 management believes there are no uncertain tax liabilities.

Note 5- Stockholders’ Equity

At March 31, 2015, there were 13,373,791 shares of common stock, par value $.01 per share, outstanding for the Company.

Warrants

As of March 31, 2015, there were common stock warrants outstanding to purchase aggregate shares of common stock pursuant to the warrant grants described below.

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

The warrant was exercised on February 24, 2015, pursuant to the net exercise provisions of Section 3(b) of the warrant, using a cashless exercise.  The Company used a lattice model to develop a fair value for the Breakwater warrant obligation to value the warrant one final time as of the date of exercise, using a quoted stock value of $.55 per share, which represents a discount of 50% from the closing stock price. This reduction was based on the application of a discount for lack of liquidity. Other assumptions used in the valuations include (a) risk free interest rate of .22% based on duration, (b) weighted average expected term in years of 1.39, (c) weighted average expected stock volatility of 37.13%, (d) expected dividends of 0% (e) stock price movements ranging from 1.053 to .950 and (f) risk neutral probabilities ranging from .488 to .512. These valuations resulted in an expense of $61,988 in the Statement of Operations and $214,837 added to equity on the Balance Sheet for the period ended March 31, 2015.

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

The Company has 350,000 warrants outstanding at March 31, 2015 and 770,649 at December 31, 2014.

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

On March 23, 2015, the Company issued options to purchase 195,000 shares of the Company’s common stock to six employees with an exercise price of $1.02 per share and which contained three year vesting schedules of 1/3 each year through March 2018. These options are due to expire on March 20, 2025.

On March 5, 2015, the Company issued options to purchase 10,000 shares of the Company’s common stock to a contracted employee with an exercise price of $1.0065 per share, which are fully vested. These options are due to expire on March 5, 2025.

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The total valuation of the options granted in 2015 was $35,400. Of this, $33,765 will be expensed over the three year vesting schedule. The total valuation of the options granted in 2014 was $3,363. Due to their forfeiture prior to vesting, expense of $747 recognized in previous quarters of 2014 was reversed within subsequent periods of 2014, for a net expense of $0 related to 2014 grants for the year ended December 31, 2014. The total valuation of the options granted in 2013 was $30,985, which is being expensed over the three year vesting period. The expense recognized related to these options for the year ended December 31, 2014 was $10,328. The Black-Scholes assumptions used when the options were issued are as follows:

	FY 2015	FY 2014
Exercise price	$1.0065-1.02	2.22-2.50
Expected dividends	0%	0%
Expected volatility	45.65%	35.22%
Risk fee interest rate	1.71-1.9%	2.13-2.41%
Expected life of option	7.51-8.01 years	6.08-6.33 years
Expected forfeiture	0%	0%

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

On January 7, 2015, Colorado Business Bank provided the Company with notice of a non-monetary event of default concerning the Company’s violation of the minimum tangible equity capital covenant set forth in the loan agreement.  On March 27, 2015, and effective March 23, 2015, the Company and Colorado Business Bank (“CBB”) entered into a Change in Terms Agreement (the “Change in Terms Agreement) and Business Loan Agreement (the “Business Loan Agreement and, together with the Change in Terms Agreement, the “Agreements”), to replace that previous Business Loan Agreement, dated as of July 16, 2012, by and between iSatori, Inc. and CBB (the “Prior Agreement”).

Pursuant to the Agreements CBB agreed to waive the violation of the Minimum Tangible Equity Covenant; the lending relationship between the Company and CBB was restructured from a revolving loan to a term loan; the Company agreed to pay down the amount outstanding under the Prior Agreement to $1,500,000 in the short term; and the Company agreed to monthly payments of $75,000 plus interest, at an interest rate of Prime (as reflected in the Wall Street Journal) plus 2.0%, beginning in April 2015, and is set to mature on July 16, 2015.

The Company has, and will continue to, enter into discussions with certain material vendors, offering early pay discounts to improve the timing of accounts receivable collection. In addition, the Company has, and will continue to, enter into discussions with certain material suppliers concerning extended credit terms to improve the flexibility of the Company's cash management program. These actions will help ensure the Company's liquidity and compliance with its loan covenants.

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

The outstanding balance on the revolving line of credit as of March 31, 2015 and December 31, 2014 was $1,500,000 and $1,620,519.

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

For the purposes of marketable securities where there is an active market, the Company uses the quoted prices available for the identical asset or liability.  As of March 31, 2015, the Company had $28,744 assets held for sale valued using the Level 1 mark-to-market approach. As of December 31, 2014, the Company had $34,979 assets held for sale valued using the Level 1 mark-to-market approach.

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

The following table represents the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	$28,744	$-	$0	$34,979	$-	$152,849

Beginning of period	34,979	-	152,849	108,228	-	471,015
Additions	-	-	-	-	-	-
Deletions		-	(214,837)	(115,881)	-	-
Revisions	(6,235)	-	61,988	42,632	-	(318,166)
End of period	$28,744	$-	$0	$34,979	$-	$152,849

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of the financial results and condition of iSatori, Inc. (collectively, “we,” “us,” “our,” “iSatori” or the “Company”) for the three-month period ended March 31, 2015 should be read in conjunction with our 2014 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See Cautionary Note Regarding Forward-Looking Statements.

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

Led by industry veteran Stephen Adelé, who turned a $50,000 personal investment into a multi-million dollar Company, along with a highly experienced management team (most of whom came from their prior employer together, EAS, Inc), iSatori now employs 22 full-time, and four contracted workers. iSatori leverages a unique product development process to bring to market some of the industry's leading and most technologically advanced dietary supplement products. Many of the Company’s products are the subject of trademarks, or patents, owned by the Company or licensed from its inventors and distributed throughout the world. Further separating itself from competitors, iSatori funds independent clinical studies to discover new, efficacious products for the Company’s markets and satisfy consumer’s need for increased performance, energy and or weight loss.

Recent Developments

Since December 31, 2014, the Company launched two new products to complement its growing Bio-Gro product line within in sports nutrition assortment.  Pre-Gro™ is a pre-workout powder designed to deliver a high energy, muscle-building workout experience. Fortified with iSatori’s own patent-pending creation, clinically tested Bio-Gro™ Bio-Active Peptides and HydroMax® patented, stabilized glycerol to provide a noticeable muscle pump effect, combined of which will help users trigger new muscular growth from a more intense workout. PRE-GRO™ currently is available in four flavors (Artic Blue Razz, Delicious Fruit Punch, Cherry Limeade, and Lemon Drop Supreme) and more are anticipated to be released during the year. Distribution for PRE-GRO was secured for the Company’s primary channels, such as GNC, Vitamin Shoppe, Vitamin World, Europa Sports Wholesalers, Bodybuilding.com and other retailers and international markets will be shipped as product is made available.  The second product innovation from iSatori, HYPER-GRO™ is a lean muscle mass gainer shake mix that contains an exclusive 5-Phase Instantized Protein Blend with beef protein isolate as its number one source. HYPER-GRO™ is also fortified with clinically tested Bio-Gro™ Bio-Active Peptides to help maximize lean muscle growth, without adding fat weight.  HYPER-GRO™ is currently available in four flavors (Chocolate Cream, Smooth Vanilla, Strawberry Swirl, and Cookies & Cream). Distribution for HYPER-GRO was similar to PRE-GRO and all primary channels were secured and more retailers and international markets are planned for the remainder of the year as more product becomes available. Initial response to the new PRE-GRO and HYPER-GRO products have been positive.  iSatori had back-logged $374 thousand in orders waiting to be filled with future production runs at the end of the quarter. The Company expects to fill those product order back logs prior to the end of 2Q 2015.

On April 3, 2015, Michael Wilemon, who served as the Company’s Chief Financial Officer, retired from the Company. In his place, Seth Yakatan was named Interim Chief Financial Officer. He currently serves as a member of the Company's Board of Directors, having joined the Board in 2014, and currently also serves as Vice President of Business Development for Invion, Ltd. Seth brings more than 24 years’ experience as a life sciences business development and corporate finance professional, actively supporting small cap and major companies in achieving corporate, financing, and asset monetization objectives. He began his career as a venture capital analyst with Ventana Growth Funds and Sureste Venture Management. Prior to founding Katan Associates in 2001, Seth worked in merchant banking at the Union Bank of California, N.A., where, during his six-year tenure, he completed the placement of numerous senior debt, subordinated debt, and private equity investments. Seth is recognized as an expert in the valuation of life sciences companies, stemming from industry experience and academia. He has authored several publications and lectured and guest lectured at corporate workshops and universities on valuation theory and real-world practice and case studies and consulted several state and provincial governments worldwide on commercialization and capital access initiatives. He holds an MBA in Finance from the University of California, Irvine, and a BA in History and Public Affairs from the University of Denver.

The Company also promoted Andrea Clem to serve as Executive Vice President, Finance and Corporate Controller. Andrea joined iSatori as Accounting Manager in 2005 and, prior to her promotion, spent most of her time named as the Company’s Controller. She previously served Aspen Healthcare, as a Financial Analyst, and Lafarge North America, as a Regional Level Accountant for its Ready Mix product line. Ms. Clem holds an MBA, with an emphasis in finance, from Regis University, a BS in Accounting from Metropolitan State University in Denver, and is a former Certified Public Accountant.

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

Major Celebrity-Athlete Endorsement Deal. In January 2015, iSatori signed a multi-year endorsement agreement with one of the industry’s biggest influencers, C.T. Fletcher. With his nearly 2-million followers in various social media outlets, CT is known as the “master of motivation” as he accepts no excuses for not putting in the hard work and transforming your body, which are shared core values of iSatori. The Company expects that this partnership will increase brand awareness, and consumption of iSatori products, through his wide reach and influence on YouTube, where CT has over 800,000 subscribers, and his videos have had more than 78,000,000 views since he joined YouTube in late January 2013. CT Fletcher will make a series of special retail and trade show appearances throughout the year on behalf of iSatori and the Company is excited about the new endorsement deal which should yield dividends for the brand’s equity over time.

Results of Operations

Comparison of the Three Months ended March 31, 2015 and 2014

Revenues

Our consolidated product revenues (net of returns and discounts) increased $179 thousand or 6% to $3.398 million for the three months ended March 31, 2015 compared to $3.219 million for the same period in 2014.  Gross product revenues increased 6% to $3.933 million compared to $3.730 million for the same period in 2014.  The increase in revenues can be attributed to increasing demand for Bio-Gro and newly released products which were not available during the three month period ended March 31, 2014 such as Pre-Gro and Hyper-Gro. Adjustments from revenues (for retailer advertising discounts, returns, promotional credits and coupons) increased $24 thousand or 5% to $535 thousand for the three months ended March 31, 2015 compared to $511 thousand for the same period in 2014.

Cost of Sales

Respective to an increase in product revenues, cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased 37% to $1.710 million for the three month period ended March 31, 2015 compared to $1.244 million for the same period in 2014. However, cost of sales as a percentage of net product revenue increased 11%, to 50% for the three month period ended March 31, 2015 compared to 39% for the same period in 2014. This increase can be attributed to the shift in the concentration of product mix with strong sales in lower margin powder products along with increased freight costs associated with the backordered new products due to high customer demand and pending purchase order fulfillment.

Operating Expenses

Selling and Marketing

Selling and marketing expenses decreased by $157 thousand or -20% to $625 thousand for the three months ended March 31, 2015, compared to $783 thousand for the same period in 2014. The reduction in spending in 2015 is in marketing categories such as television advertising which has been eliminated, tradeshow and consumer exhibition expenses.  There was an increase in selling expense for promotional spiffs and the addition of five outside sales representatives which were not contracted in the months ended March 31, 2014.

Salaries and Labor Related Expenses

Salaries and labor related expenses decreased $28 thousand or -4% to $619 thousand for the three month period ended March 31, 2015 compared to $647 thousand for the same period in 2014. The decrease can be attributed to a bonus which was accrued for the period ended March 31, 2014, and no similar accrual is in 2015.

Administration

Administrative expenses increased approximately $111 thousand or 52% to $325 thousand for the three months ended March 31, 2015 compared to $214 thousand for the same period in 2014.  The increase in expenses can be attributed to the rent and operational expense of opening up the new Denver-based distribution and fulfillment center location, additional consulting fees, and investor relation expense.

Depreciation and Amortization

Depreciation and amortization expense increased $4 thousand or 21% to $23 thousand for the three months ended March 31, 2015 compared to $19 thousand for the same period in 2014.  The increase between periods is due to acquiring new equipment and storage racking for the new distribution and fulfillment center.

Other Income/(expense)

Other expense was $68 thousand for the three months ended March 31, 2015 compared to income of $30 thousand for the same period in 2014.  The 2015 balance consists of expense of $6 thousand related to the change in value of assets held for sale and $62 thousand for the change in the value of derivative instruments, upon the exercise of warrants by Breakwater Capital during the quarter. The 2014 balance includes income of $29 thousand related to the change in value of assets held for sale offset by $1 thousand in income for the change in the value of derivative instruments.

Financing Expenses

Financing expenses decreased approximately $9 thousand or -42% to $12 thousand for the three months ended March 31, 2015 compared to $21 thousand for the same period in 2014.

Interest Expense

Net interest expense of $16 thousand was recognized for the three months ended March 31, 2015 compared to $11 thousand for the same period in 2014.  Interest expense for 2015 was $5 thousand more than the same period in 2014, this is attributed to an increase in the line of credit balance.

Income before taxes

As a result of the foregoing, income before taxes was $29 thousand for the three months ended March 31, 2015, compared to income of $352 thousand for the same period in 2014.

Income Tax Expense

Income tax expense of $3 thousand was realized for the three months ended March 31, 2015 compared to expense of $16 thousand for the same period in 2014.

Net Income

As a result of the foregoing, net income was $26 thousand for the three months ended March 31, 2015 compared to a net income of $336 thousand for the same period in 2014.

Liquidity and Capital Resources

Cash Position

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was $513 thousand at March 31, 2015, compared with $739 thousand at December 31, 2014. The majority of the decrease in cash was due to payments made toward the CoBiz line of credit facility during the first quarter.

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

iSatori generally expects to fund expenditures for operations, administrative expenses, marketing expenses, research and development expenses and debt service obligations with internally generated funds from operations.  iSatori believes that it will be able to meet its debt service obligations and fund its short-term and long-term operating requirements in the future with cash flow from operations.

If iSatori is unable to achieve projected operating results and/or obtain additional financing if and when needed, it will be required to curtail growth plans and significantly scale back its activities.  Currently, iSatori continues to focus on working capital management by monitoring key metrics associated with accounts receivable, payroll expenses, inventory management, marketing expenses and research and development expenses.

Credit Arrangements as of March 31, 2015

As of March 31, 2015, iSatori had outstanding credit indebtedness of $1.550 million, which consisted of $1.500 million outstanding balance under the $1.5 million revolving line of credit and $50 thousand for loans on two pieces of motorized warehouse equipment.

Prepaid Expenses

As of March 31, 2015, iSatori carried a balance of $308 thousand in prepaid expenses on its balance sheet, compared to $217 thousand at December 31, 2014.  The increase can be attributed to a two year signing bonus for an athlete/spokesperson, patent and trademark work for new products, and fees for upcoming tradeshows.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

Contractual Obligations

As of March 31, 2015, the Company has the following operational lease commitment:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Operating lease obligations	504,792	127,495	277,098	100,199	-

ITEM 3.

QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2015, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, as of March 31, 2015. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of March 31, 2015.

There have been no changes in our internal control over financial reporting during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 17, 2013 and on January 31, 2014 the Company received demand letters from the Environmental Research Corporation, “ERC” requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  In October, while the Company was awaiting the results of the compliance testing, ERC contacted the Company again requesting settlement to their initial demand letter. And in February 2014, before compliance testing or any other demand letter validation was completed, ERC contacted the Company again requesting settlement to their second demand letter. After many discussions with ERC, a lawsuit was filed by ERC for the non-compliance issues with the State of California’ Proposition 65 regulations.  After many conversations and mediation attempts, both parties agreed to a settlement, which was approved by the iSatori Board of Directors.  The documents were currently generated for presentation to the California Court.  Once accepted by the court, settlement amounts will be paid.  This action is expected to happen in Q2 or Q3 2015. As of the end of Q1 2015 the Court had not responded.  The Company believes this settlement of the lawsuit is in the best interest of iSatori and is not material to the business.  As a result, settlement amounts have been accrued into FY 2014 and are reflected in this 10Q report.

On March 24, 2014 the Company received a summons in a civil action filed by Wise Sports Nutrition, LLC claiming alleged trademark infringement for iSatori’s, Garcinia Trim product. Company counsel has made contact with the plaintiff’s attorney and filed a response to the alleged trademark infringement with the Company’s counterclaims. The Company believes the counterclaims have strong merit and are pursuing their defense. Both parties have prepared responses and presented them to the court.  The court has recently ruled in favor of iSatori and its filing of a motion for summary judgment.  As a result of this ruling the trademark has been ruled as “descriptive” and therefore not eligible for trademark assignment.  Settlement discussions are underway. It is not possible to make a determination of the outcome. Therefore, no range of any possible gain or loss can be reasonably estimated as of the date of the financial statements.

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

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ISATORI, INC.

By:	/s/ Stephen Adelé
Stephen Adelé
Chief Executive Officer

By:	/s/ Seth Yakatan
Seth Yakatan
Chief Financial Officer

May 8, 2015