Form 10-Q
period 2015-06-30
iSatori, Inc.
filed 2015-08-13
CIK 741114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

or

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

☒13,368,791 shares of common stock, $0.01 par value per share, were outstanding as of August 10, 2015.

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

PART 1

ITEM 1.    FINANCIAL STATEMENTS

Condensed Financial Statements and Related Footnotes

June 30, 2015 and 2014

iSatori, Inc.

iSatori, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$390,112	$738,725
Accounts receivable trade	1,349,065	925,506
Note receivables - current portion	23,593	28,939
Inventories	2,158,853	2,483,602
Assets held for sale	-	34,979
Prepaid expenses	772,552	217,668
Total current assets	4,694,175	4,429,419

Property and equipment:
Leasehold improvements	11,485	11,485
Furniture and fixtures	196,025	128,902
Office equipment	110,418	57,408
Computer equipment	332,171	332,171
Dies and cylinders	57,317	43,942
Less accumulated depreciation	(467,091)	(425,238)
Net property and equipment	240,325	148,670

Note receivable – net of current portion	52,695	52,695

Other assets:
Deferred tax asset, net	57,314	57,314
Deposits and other assets	33,799	45,207
Total other assets	91,113	102,521
Total assets	$5,078,308	$4,733,305

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$1,905,258	$819,918
Accrued expenses	236,645	253,208
Deferred revenues	-	191,127
Deferred tax liability, net	57,314	57,314
Line of credit	1,275,000	1,620,519
Notes payable	211,321	15,708
Total current liabilities	3,685,538	2,957,794

Long-term liabilities
Derivative liability	-	152,849

Commitments and contingencies (Notes 1,2,5, and 6)

Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 750,000 shares authorized; 22,500 shares issued and outstanding ($450,000 of liquidation value)	225	225
Common stock, $0.01 par value, 56,250,000 shares authorized; 13,368,791 shares issued and outstanding	133,688	129,093
Additional paid-in capital	5,058,077	4,796,241
Accumulated deficit	(3,799,220)	(3,302,897)
Total stockholders’ equity	1,392,770	1,622,662
Total liabilities and stockholders' equity	$5,078,308	$4,733,305

The accompanying notes are an integral part of these condensed financial statements

iSatori, Inc.

Condensed Statement of Operations

(Unaudited)

	Three Month Period Ended		Six Month Period Ended
	June 30	June 30	June 30	June 30
	2015	2014	2015	2014
Revenues:
Product revenue (Net of returns and discounts)	$2,460,676	$2,877,496	$5,859,116	$6,096,740
Royalty revenue	18,774	30,501	37,993	63,127
Other revenue	9,442	10,370	20,607	19,767
Total revenue	2,488,892	2,918,367	5,917,716	6,179,634

Cost of sales	1,494,658	1,306,245	3,204,205	2,550,043
Gross profit	994,234	1,612,122	2,713,511	3,629,591

Operating Expenses:
Selling and marketing	497,720	477,413	1,123,165	1,260,101
Salaries and labor related expenses	586,531	600,968	1,205,785	1,248,381
Administration	374,983	299,775	700,359	513,753
Depreciation and amortization	25,176	20,015	48,260	39,144
Total operating expenses	1,484,410	1,398,171	3,077,569	3,061,379

Income (loss) from operations	(490,176)	213,951	(364,058)	568,212

Other income (expense)	10,741	204,642	(57,482)	234,842
Financing expense	(15,385)	(9,476)	(27,746)	(30,827)
Interest expense	(20,096)	(9,636)	(36,311)	(20,685)

Income (loss) before income taxes	(514,916)	399,481	(485,597)	751,542

Income tax expense	(7,796)	(63,382)	(10,726)	(79,205)

Net income (loss)	$(522,712)	$336,099	$(496,323)	$672,337

Net income (loss) per common share
Basic	$(0.04)	$0.03	$(0.04)	$0.05
Diluted	$(0.04)	$0.02	$(0.04)	$0.05

Weighted average shares outstanding:
Basic	13,371,791	12,886,401	13,089,814	12,883,026
Diluted	13,371,791	13,686,754	13,089,814	13,714,797

The accompanying notes are an integral part of these condensed financial statements

iSatori, Inc.

Condensed Statements of Cash Flow

(Unaudited)

	For the Six Month Period Ended
	June 30	June 30
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(496,323)	$672,337
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	48,260	39,144
Share based compensation expense	67,630	28,397
Change in value of assets held for sale	34,979	(14,800)
Change in fair value of derivative liability	61,988	(192,002)
Provision for deferred income taxes	-	66,152
Change in assets and liabilities:
Accounts receivable	(423,559)	250,030
Income tax receivable	-	45,448
Notes receivable	5,346	3,656
Inventory	324,749	(261,040)
Prepaid expenses	(570,920)	10,313
Deposits and other assets	5,002	20,904
Trade accounts payable	1,085,340	106,393
Accrued expenses	(16,563)	128,135
Deferred revenues	(191,127)	(77,238)
Net cash provided by (used in) operating activities	(65,197)	825,829

Cash flows from investing activities:
Purchase of property and equipment	(133,509)	(16,149)
Proceeds from the sale of assets held for sale	-	87,843
Net cash provided by (used in) investing activities	(133,509)	71,694

Cash flows from financing activities:
Proceeds from notes payable	203,010	-
Payment of notes payable	(7,397)	(2,347)
Payment of line of credit	(345,519)	(136)
Proceeds from the exercise of warrants
Net cash used in financing activities	(149,906)	(2,483)

Net increase (decrease) in cash	(348,612)	895,040

Cash and cash equivalents, beginning of year	738,725	822,876
Cash and cash equivalents, end of year	$390,112	$1,717,916

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	39,696	26,670
Cash paid for taxes	8,500	6,700

The accompanying notes are an integral part of these condensed financial statements

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Business, and Basis of Presentation

iSatori, Inc. (the “Company”) is a Delaware incorporated Company who trades under the symbol of “IFIT” on the OCTQB exchange.

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

The Company does engage from time to time in funding of clinical studies with the objective of discovering and/or validating claims of new, efficacious products for the Company’s relevant market as well as providing necessary and appropriate substantiation for any claims which the Company may use in its marketing and advertising. The Company markets products which are under its control and which are in some way proprietary to the Company. Some of the Company’s products are the subject of trademarks, patented or patent-pending, owned or licensed the Company.

Plan of Merger Announced

On May 18, 2015, iSatori, Inc., (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), among the Company, FitLife Brands, Inc., a Nevada corporation (“FitLife”) and ISFL Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of FifLife (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of FitLife (the “Merger”).  The Merger Agreement and the Merger have been approved by the boards of directors of iSatori and FitLife.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of the Company (“iSatori Common Stock”), other than iSatori Common Stock with respect to which dissent rights have been properly exercised and not withdrawn (the “Dissenting Shares”), will be exchanged for 0.30000 of a share (the “Share Exchange Ratio”) of FitLife common stock (the “FitLife Common Stock”) subject to adjustment for iSatori’s Net Debt Amount and Non-Cash Working Capital (each as defined in the Merger Agreement).  Each outstanding stock option to purchase iSatori Common Stock, warrant to purchase iSatori Common Stock, restricted stock unit measured in relation to, or settleable in, iSatori Common Stock and each award of restricted stock relating to iSatori Common Stock, whether vested or unvested, will be assumed by FitLife and converted automatically at the effective time of the Merger into an option, warrant, restricted stock unit or restricted stock award, as the case may be, denominated in shares of FitLife Common Stock based on the Share Exchange Ratio and subject to terms and conditions substantially identical to those in effect at the effective time of the Merger.

The closing of the Merger is subject to satisfaction of certain customary closing conditions.

The Company and FitLife have made customary representations, warranties and covenants in the Merger Agreement, including, among other things, covenants (i) with respect to the conduct of their respective businesses during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) prohibiting each of the Company and FitLife from soliciting alternative acquisition proposals and providing information to or engaging in discussions with third-parties, except in the limited circumstances as provided in the Merger Agreement.

The Agreement contains certain termination rights for both the Company and FitLife including, but not limited to, in the event that (i) the Merger has not been consummated on or prior to September 30, 2015 (subject to certain extensions); (ii) the other party materially breaches its representations or covenants and such breach is not, or is not capable of being, cured within 30 days of notice; (iii) the Company’s shareholders fail to approve the Merger; or (iv) the other party’s board of directors makes Change of Recommendation (as defined in the Merger Agreement), or fails to reaffirm its recommendation following receipt of an Acquisition Proposal (as defined in the Merger Agreement). In addition, prior to obtaining shareholder approval of the Merger and subject to the payment of a termination fee, the Company and FitLife each may terminate the Agreement in order to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement).  Upon termination of the Agreement, under specified circumstances (including in connection with an Adverse Recommendation Change or a Superior Proposal), either the Company or FitLife will be obligated to pay to the other party a termination fee of $200,000.

FitLife agreed to take all necessary corporate action to appoint Stephen Adele, the Chief Innovation Officer and a director of FitLife as of the effective time of the Merger.

Each of Stephen Adele Enterprises, Inc., RENN Universal Growth Investment Trust PLC and RENN Global Entrepreneurs Fund Inc. has agreed to vote their shares of iSatori Common Stock in favor of the Merger.

The newly combined company will be called "Fit Life Brands."

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

At June 30, 2015 and December 31, 2014, the financial instruments of the Company consisted principally of cash and cash equivalents, receivables, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The actual and estimated fair values, respectively, of the Company’s financial instruments are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$390,112	$390,112	$738,725	$738,725
Receivables	$1,349,065	$1,349,065	$925,506	$925,506
Accounts Payable	$1,905,258	$1,905,258	$819,918	$819,918
Derivative Liability	$0	$0	$152,849	$152,849

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 10-60 days from the invoice date. Accounts are considered delinquent when outstanding for more than 7 days past due date. The Company does not have a policy of accruing interest on past due accounts. Payments on trade receivables are applied as instructed per the customer, or to the earliest unpaid invoices. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on management’s historical collection experience, adverse situations that may affect the customer’s ability to repay, and prevailing economic conditions.  Specific accounts deemed uncollectible are written off periodically with subsequent receipts on previously written off accounts credited to bad debt expense.  The allowance for doubtful accounts is $0 for each of the periods ended June 30, 2015 and December 31, 2014. Receivables at each of the below respective periods consisted of the following:

	June 30, 2015	December 31, 2014
Trade Receivables	$1,307,881	$951,396
Other	$41,184	$(25,890)
Allowance for doubtful accounts	$(0)	$(0)
Totals	$1,349,065	$925,506

In addition, the Company has recorded an allowance for customer returns in the amount of approximately $85,000 at June 30, 2015 and December 31, 2014 in accrued expenses.

Inventory Valuation

Inventories of nutritional and dietary supplements are stated at lower of cost or market on a first-in, first-out (FIFO) basis as noted below:

	June 30, 2015	December 31, 2014
Labels and packaging	$186,305	$170,435
Raw materials	$249,847	$308,333
Finished goods	$1,722,701	$2,004,834
Totals	$2,158,853	$2,483,602

Note Receivable

The predecessor company disposed of a dormant product line of vitamins in December 2010. As part of the consideration in this divestiture, the Company received from the purchaser of this product line an unsecured note in the amount of $170,000. The original note was due to be repaid on or before March 2014, where interest accrued principally at an annual rate of 5%, based upon the initial $170,000 principal and was payable monthly. As of March 31, 2013, the note was novated and a new promissory note was issued to reflect a modification in the payment terms, which includes no interest. The total note receivable balance at June 30, 2015 was $76,288, and is due to be repaid on or before May 1, 2017.

Revenue Recognition

The Company operates predominantly as a distributor of its dietary supplement products through traditional large retailers and electronic intermediaries. Revenue from product sales is recognized upon transfer of title to the Company’s product to its customers. Net sales represent product sales less actual returns, allowances, discounts, and promotions. Sales to direct customers have an unconditional money back guarantee for thirty to sixty days after the date of purchase. Sales to several of the retail customers carry a “Sale or Return” Purchase agreement per contract, where if minimum sales thresholds are not met within required timeframe, the inventory will be returned to the Company for full credit.  Other retail customers receive a percentage discount from invoice to cover any customer returns or damages they may incur. Returns, allowances and discounts, and promotions were $689,960 and $849,356 for the three month period ended June 30, 2015 and 2014, respectively. Returns, allowances and discounts, and promotions were $1,224,856 and $1,360,091 for the six month period ended June 30, 2015 and 2014, respectively.

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

Leases

The Company leases its headquarters facility, comprising approximately 10,044 square feet, in Golden (metropolitan Denver), Colorado. The total rent expense for each of the three month periods ended June 30, 2015 and 2014, was $20,716. The total rent expense for each of the six month periods ended June 30, 2015 and 2014, was $41,394.  The lease term expires January 31, 2017 and requires equal monthly payments over the remaining term. Future payments under the lease total $131,200.

The Company leases its warehouse facility, of approximately 17,026 square feet in Denver. The total rent expense for the warehouse lease for the three month period ended June 30, 2015 was $21,782. The total rent expense for the warehouse lease for the six month period ended June 30, 2015 was $43,565. The lease term expires on December 31, 2018 and calls for inflation-adjusted increasing payments over the remaining term. Future payments under the warehouse lease are $331,094.

The Company also leases miscellaneous office and warehouse equipment. In most cases, management expects that in the normal course of business these leases will be renewed or replaced by other leases as applicable.

Marketing

The Company expenses all production costs related to advertising costs as they are incurred, including print and television when the advertisement has been broadcast or otherwise distributed. Other marketing expenses include digital and social media, product sampling, sponsorships and endorsements with athletes, promotional events, and consumer education efforts. For the three month period ended June 30, 2015 and 2014, marketing expenses totaled $279,208 and $314,696, respectively. For the six month period ended June 30, 2015 and 2014, marketing expenses totaled $619,759 and $942,119, respectively.

Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs of $5,315 and $4,481 for the three month period ended June 30, 2015 and 2014, respectively, are included in selling and marketing expense. Research and development costs of $24,025 and $10,905 for the six month period ended June 30, 2015 and 2014.

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

During the six month period ended June 30, 2015, sales to three customers made up 52% of total product revenue, with each customer representing greater than 10% of product revenue on an individual basis.  These customers’ combined accounts receivable balances were 45% of total accounts receivable at June 30, 2015. During the six month period ended June 30, 2014, sales to three customers made up 66% of total product revenue, with each customer representing greater than 10% of product revenue on an individual basis.  These customers’ combined accounts receivable balances were 80% of total accounts receivable as of June 30, 2014.

During the six month period ended June 30, 2015, purchases from four vendors made up 84% of total inventory purchases.  These vendors’ combined accounts payable balances were 61% of total accounts payable as of June 30, 2015. During the six month period ended June 30, 2014, purchases from three vendors made up 63% of total inventory purchases.  These vendors’ combined accounts payable balances were 48% of total accounts payable as of June 30, 2014.

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

The Company has the following common stock equivalents as of June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Basic weighted average Common Shares	13,371,791	12,886,401	13,089,814	12,883,026
Stock options (exercise price – $0.573-$2.50/share)	110,514	382,258	168,203	413,280
Warrants (exercise price – $0.001-$2.25/share)	0	418,095	0	418,491
Total common stock equivalents	13,482,305	13,686,754	13,258,017	13,714,797

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

On May 17, 2013 and on January 31, 2014 the Company received demand letters from the Environmental Research Corporation, “ERC” requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  In October, while the Company was awaiting the results of the compliance testing, ERC contacted the Company again requesting settlement to their initial demand letter. And in February 2014, before compliance testing or any other demand letter validation was completed, ERC contacted the Company again requesting settlement to their second demand letter. After many discussions with ERC, a lawsuit was filed by ERC for the non-compliance issues with the State of California’ Proposition 65 regulations.  After many conversations and mediation attempts, both parties agreed to a settlement, which was approved by the iSatori Board of Directors.  The documents were generated for presentation to the California Court.  These documents were accepted by the court in early June 2015, and iSatori has initiated the payments of the settlement amounts of $60,000.00.  Settlement amounts have been accrued into FY 2014 and are reflected in this 10Q report.

On March 24, 2014 the Company received a summons in a civil action filed by Wise Sports Nutrition, LLC claiming alleged trademark infringement for iSatori’s, Garcinia Trim product. Company counsel has made contact with the plaintiff’s attorney and filed a response to the alleged trademark infringement with the Company’s counterclaims. The Company believes the counterclaims have strong merit and are pursuing their defense. Both parties have prepared responses and presented them to the court.  The court ruled in favor of iSatori and its filing of a motion for summary judgment.  As a result of this ruling the trademark has been ruled as “descriptive” and therefore not eligible for trademark assignment.  Settlement discussions are underway and have been substantively agreed to by both parties. The settlement includes a settlement and release agreement and allows for the assignment of the mark to iSatori and the license of the mark to Wise Sports.

Note 4 - Income Taxes

For the three months ended June 30, 2015 and 2014, the Company recognized income tax expense of $7,796 and expense of $63,382, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized income tax expense of $10,726 and expense of $79,205, respectively.

The difference between the three months ended June 30, 2015 effective rate of 0.0% and the Federal statutory rate of 35.0% is primarily due to a full valuation allowance of $844,543, which was recognized at December 31, 2014, on the deferred tax assets relating to the net operating loss carry forwards. Should future financial performance change and it is determined the Company can realize the use of these net operating losses, the appropriate tax expense and equity adjustments will be made. Any other difference is primarily due to state income taxes.

The difference between the six months ended June 30, 2014 effective rate of 8.96% and the Federal statutory rate of 35.0% is primarily due to state income taxes (net of federal benefit), change in the valuation allowance, and an adjustment to the income tax receivable.

At June 30, 2015 management believes there are no uncertain tax liabilities.

Note 5- Stockholders’ Equity

At June 30, 2015, there were 13,368,791 shares of common stock, par value $.01 per share, outstanding for the Company.

Warrants

As of June 30, 2015, there were common stock warrants outstanding to purchase aggregate shares of common stock pursuant to the warrant grants described below.

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

The Company has 350,000 warrants outstanding at June 30, 2015 and 770,649 at December 31, 2014.

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

On April 3, 2015, the Company issued options to purchase 200,000 shares of the Company’s common stock to a contractor with an exercise price of $0.01 per share, which will vest October 1, 2015. These options are due to expire on April 3, 2025.

On April 8, 2015, the Company issued options to purchase 25,000 shares of the Company’s common stock to a former employee with an exercise price of $0.95 per share, which will vest January 1, 2016. These options are due to expire on April 8, 2025.

On May 13, 2015, the Company issued options to purchase 120,538 shares of the Company’s common stock to thirteen employees with an exercise price of $0.75-$0.80 per share and which contained one and a half to three year vesting schedules of 1/3 each year through October 2016 and April 2018. These options are due to expire on May 13, 2025.

On May 13, 2015, the Company issued options to purchase 62,500 shares of the Company’s common stock to a contractor with an exercise price of $0.80 per share, which contained a three year vesting schedules of 1/3 each year through May 2018. These options are due to expire on May 13, 2025.

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The total valuation of the options granted in 2015 was $189,423. Of this, $74,198 will be expensed over the three year vesting schedule and $28,090 over the year and a half vesting schedule. The total valuation of the options granted in 2014 was $3,363. Due to their forfeiture prior to vesting, expense of $747 recognized in previous quarters of 2014 was reversed within subsequent periods of 2014, for a net expense of $0 related to 2014 grants for the year ended December 31, 2014. The total valuation of the options granted in 2013 was $30,985, which is being expensed over the three year vesting period. The expense recognized related to these options for the year ended December 31, 2014 was $10,328. The Black-Scholes assumptions used when the options were issued are as follows:

	FY 2015	FY 2014
Exercise price	$0.01-1.02	2.22-2.50
Expected dividends	0%	0%
Expected volatility	45.65%-164.28%	35.22%
Risk fee interest rate	1.71-1.9%	2.13-2.41%
Expected life of option	5.51-8.01 years	6.08-6.33 years
Expected forfeiture	0%	0%

The Company recognized $51,964 in expense related to stock compensation for the three month period and $67,630 for the six month period ended June 30, 2015.  The Company recognized $28,397 in expense related to stock compensation for both the three month and six month period ended June 30, 2015.

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

Pursuant to the Agreements CBB agreed to waive the violation of the Minimum Tangible Equity Covenant; the lending relationship between the Company and CBB was restructured from a revolving loan to a term loan; the Company agreed to pay down the amount outstanding under the Prior Agreement to $1,500,000 in the short term; and the Company agreed to monthly payments of $75,000 plus interest, at an interest rate of Prime (as reflected in the Wall Street Journal) plus 2.0%, beginning in April 2015, and was set to mature on July 16, 2015.

On July 16, 2015, and effective June 30, 2015, the Company and Colorado Business Bank (“CBB”) entered into a Change in Terms Agreement (the “Change in Terms Agreement) and Business Loan Agreement (the “Business Loan Agreement and, together with the Change in Terms Agreement, the “Agreements”), to replace that previous Business Loan Agreement, dated as of March 27, 2015, by and between iSatori, Inc. and CBB (the “Prior Agreement”).

Pursuant to the Agreements CBB agreed to a revision of the Minimum Tangible Equity Covenant; the Company continues to pay down the amount outstanding under the Prior Agreement with monthly payments of $75,000 plus interest, at an interest rate of Prime (as reflected in the Wall Street Journal) plus 2.0%, and is set to mature on October 16, 2015.

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

The outstanding balance on the revolving line of credit with CBB as of June 30, 2015 and December 31, 2014 was $1,275,000 and $1,620,519.

Note 7 – Notes Payable, Related Parties

On June 16, 2015, the Company entered into a promissory note arrangement with a key employee in the amount of $150,000.  The note bore interest at a rate of 3% annually. The note is subordinated to the prior payment in full of the line of credit to Colorado Business Bank. The note is set to mature the earliest of (a) December 31, 2016, (b) ten business days following the closing date of the merger, and (c) the occurrence of an event of default. The balance of this note is $150,000 as of June 30, 2015 and is included in the balance of Notes Payable in the accompanying condensed balance sheet.

Note 8 - Fair Value Measurements and Disclosures

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

For the purposes of marketable securities where there is an active market, the Company uses the quoted prices available for the identical asset or liability.  As of June 30, 2015, the Company had $0 assets held for sale valued using the Level 1 mark-to-market approach. As of December 31, 2014, the Company had $34,979 assets held for sale valued using the Level 1 mark-to-market approach.

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

The following table represents the Company’s warrant derivative liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	$0	$-	$0	$34,979	$-	$152,849

Beginning of period	34,979	-	152,849	108,228	-	471,015
Additions	-	-	-	-	-	-
Deletions	(34,979)	-	(214,837)	(115,881)	-	-
Revisions		-	61,988	42,632	-	(318,166)
End of period	$0	$-	$0	$34,979	$-	$152,849

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of the financial results and condition of iSatori, Inc. (collectively, “we,” “us,” “our,” “iSatori” or the “Company”) for the three-month period ended June 30, 2015 should be read in conjunction with our 2014 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See Cautionary Note Regarding Forward-Looking Statements.

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

iSatori is engaged in researching, designing, developing, contracting for the manufacture of, marketing, selling and distributing of various nutritional and dietary supplement products for the general nutrition market consumer seeking a healthier lifestyle. The “general nutrition market” may include such activities as bodybuilding or physique enhancement (i.e., increase of lean body mass and decrease in fat mass); enhanced athletic performance through increased strength and/or endurance; and proper nutrition for weight management. iSatori distributes its products to thousands of retail stores, both domestically and in some international countries. Those retail stores include and/or have included outlets such as GNC, Vitamin Shoppe, Vitamin World, Walmart, CVS, Walgreens, and other Fortune 500 companies, augmented by internet sales through various online properties. The Company’s core competencies include the development of new, innovative products, supported by creative, yet effective sales and marketing programs, all designed to expand its distribution and revenues in the rapidly growing $35 billion nutritional products industry.

Led by industry veteran Stephen Adelé, and together with a highly experienced management team (most of whom came from their prior employer together, EAS, Inc), iSatori now employs 22 full-time, and four contracted workers. iSatori leverages a unique product development process to bring to market some of the industry's leading and most technologically advanced dietary supplement products. Many of the Company’s products are the subject of trademarks, or pending patents, owned by the Company or licensed from its inventors and distributed throughout the world. Further separating itself from competitors, iSatori funds independent clinical studies to discover new, efficacious products for the Company’s markets and satisfy consumer’s need for increased performance, energy and or weight loss.

Recent Developments

Bio-Gro™ Bio-Active Peptides IP.

The Company continues to carefully exploit and maximize its intellectual property surrounding the category-creating invention, Bio-active peptides, found only in BIO-GRO. The company presented its newest clinical study work on BIO-GRO at the most recent ISSN and NSCA scientific and sports national conferences in June and July respectively. The studies were commenced through University of Central Florida and the Superior Performance Research Center of Miami. Study results were positive, compared to placebos, and yielded statistically significant data (e.g., reduced recovery time, increased strength, and improved lean body mass gains) to support and validate product performance claims and safety from use. The Company plans to continue to invest in its intellectual property and to help further differentiate itself from the market competitors.

New Product Development.

Since December 31, 2014, the Company launched two new products to complement its growing Bio-Gro category-creating product line within in sports nutrition assortment.  Pre-Gro™ is a pre-workout powder designed to deliver a high energy, muscle-building workout experience. Fortified with iSatori’s own patent-pending creation, clinically tested Bio-Gro™ Bio-Active Peptides and HydroMax® patented, stabilized glycerol to provide a noticeable muscle pump effect, combined of which will help users trigger new muscular growth from a more intense workout. The Company launched a new flavor of HYPER-GRO, Chocolate Peanut Butter, to distribution and expects to continue to track market demand for additional flavors of HYPER-GRO and PRE-GRO, for future development and product launches throughout the remainder for the fiscal year.  The Company continues to seek out new inventions and product development efforts that will further differentiate it from market competitors and increase market potential.

New Distribution Customers.

In April the Company received notice from the largest specialty retailer, GNC, its product assortment of BIO-GRO, HYPER-GRO and PRE-GRO would be expanding in their number of stores from 1,100 corporate stores up to approximately 3,000 corporate stores. The shipments for those orders were fulfilled in May and July respectively for the distribution expansion. The Company expects to see and track point-of-sale product movement data in the third quarter, once the new store plan-o-gram sets are completed.

In the second quarter, the Company realized store placement of its Energize 28-count tablet at CVS Health drug stores in national distribution. The Company also received and shipped initial purchase orders from Rite-Aid drug stores for their Energize product, which would expand distribution in Rite-Aid drug stores, from partial to full national distribution. These customer acquisitions will increase iSatori’s retail footprint by adding over 11,000+ retail stores to its domestic distribution – increasing the Company’s ACV (all commodity volume, a measure of maximum retail distribution volume) from 18.6% to 34.1%, which includes such current retail distribution as Walmart, Walgreens, Super Value, Meijer, and other food, drug and mass retailers.

Celebrity-Athlete Full Feature Movie.

In the first quarter, iSatori signed a multi-year endorsement agreement with C.T. Fletcher. Deemed one of the most influential and motivated fitness trainers of our time, C.T. Fletcher will be the center of a new feature film documentary, entitled “C.T. Fletcher: My Magnificent Obsession” (Generation Iron//Film by Vlad Yudin, 2015). The movie premieres September 17, 2015 at the Palms Casino in Las Vegas, Nevada, just a day prior to the largest fitness exposition in the world, Joe Weider’s Olympia Fitness Expo Weekend also held in Las Vegas (September 18-20).  The movie prominently displays iSatori, its products and how it contributes to CT Fletcher’s larger than life lifestyle. The movie explores the pain, struggle and hardships that CT has endured throughout his life, demonstrating the power motivation can have on the human spirit and in changing and transforming lives. The Company is excited about the new movie, along with future product development efforts surrounding CT Fletcher.

Results of Operations

Comparison of the Three Months ended June 30, 2015 and 2014

Revenues

Our consolidated product revenues (net of returns, trade allowances, and discounts) decreased $416 thousand or -14% to $2.461 million for the three months ended June 30, 2015 compared to $2.877 million for the same period in 2014.  Gross product revenues decreased -15% to $3.151 million compared to $3.727 million for the same period in 2014.  The decrease in revenues can be tied directly to the diet and weight-loss category, which has experienced a decline since Q3 of 2014 primarily due to the lack of consumer confidence in diet aids after a popular television doctor drew criticism by Congress for his unabated support of these types of supplements. This category decreased $1.201 million from the same period in 2014.  The decrease of those revenues have been offset with the continued increasing demand for Company’s GRO series of sports nutrition fitness products, which consists of Bio-Gro, Pre-Gro and Hyper-Gro. Adjustments from revenues (for retailer advertising discounts, returns, promotional credits and coupons) decreased $159 thousand or -19% to $690 thousand for the three months ended June 30, 2015 compared to $849 thousand for the same period in 2014.

Cost of Sales

Cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased 14% to $1.495 million for the three month period ended June 30, 2015 compared to $1.306 million for the same period in 2014. This increase can be attributed to the shift in the concentration of product mix with sales in some lower margin powder products coupled with increased freight costs associated with backordered new products due to high customer demand and pending purchase order fulfillment.

Operating Expenses

Selling and Marketing

Selling and marketing expenses increased approximately $21 thousand or 4% to $498 thousand for the three months ended June 30, 2015, compared to $477 thousand for the same period in 2014. There was a reduction in spending in marketing categories such as magazine advertising, tradeshow and consumer exhibition expenses, which was partially offset by celebrity spokesperson expense and digital and online media expenses.  There was an increase in selling expense for promotional spiffs and the outside sales representatives when compared to the 2014 period.

Salaries and Labor Related Expenses

Salaries and labor related expenses decreased $14 thousand or -2% to $587 thousand for the three month period ended June 30, 2015 compared to $601 thousand for the same period in 2014.

Administration

Administrative expenses increased approximately $75 thousand or 25% to $375 thousand for the three months ended June 30, 2015 compared to $300 thousand for the same period in 2014.  The increase in expenses can be attributed to the rent and operational expense of opening up the new Denver-based distribution and fulfillment center location, additional professional business consulting fees.

Depreciation and Amortization

Depreciation and amortization expense increased $5 thousand or 25% to $25 thousand for the three months ended June 30, 2015 compared to $20 thousand for the same period in 2014.  The increase between periods is due to acquiring new equipment and storage racking for the new distribution and fulfillment center.

Other Income

Other income was $11 thousand for the three months ended June 30, 2015 compared to $205 thousand for the same period in 2014.  The 2015 balance is related to the change in value of assets held for sale.  These shares were sold in full during the period. The 2014 balance consists of income of $13 thousand related to the change in value of assets held for sale and $192 thousand for the change in the value of derivative instruments.

Financing Expenses

Financing expenses increased approximately $6 thousand or 62% to $15 thousand for the three months ended June 30, 2015 compared to $9 thousand for the same period in 2014.

Interest Expense

Net interest expense of $20 thousand was recognized for the three months ended June 30, 2015 compared to $10 thousand for the same period in 2014. The increased expense is mostly related to the higher interest rate being currently charged on the line of credit.

Income/(loss) before taxes

As a result of the foregoing, a loss before taxes was $515 thousand for the three months ended June 30, 2015, compared to income of $399 thousand for the same period in 2014.

Income Tax Expense

Income tax expense of $8 thousand was realized for the three months ended June 30, 2015 compared to expense of $63 thousand for the same period in 2014.

Net Income/(loss)

As a result of the foregoing, the net loss was $523 thousand for the three months ended June 30, 2015 compared to a net income of $336 thousand for the same period in 2014.

Comparison of the Six Months ended June 30, 2015 and 2014

Revenues

Our consolidated product revenues (net of returns and discounts) decreased $238 thousand or -4% to $5.859 million for the six months ended June 30, 2015 compared to $6.097 million for the same period in 2014.  Gross product revenues decreased -5% to $7.084 million compared to $7.457 million for the same period in 2014.  The decrease in revenues can be tied directly to the diet and weight-loss category, which has experienced a decline since Q3 of 2014, primarily due to the lack of consumer confidence in diet aids after a popular television personality and doctor drew criticism by Congress for his unabated support of these types of supplements. This category decreased $2.612 million from the same period in 2014.  The decrease of those revenues have been offset with the continued increasing demand for Company’s Bio-Gro, and the release of Pre-Gro and Hyper-Gro, which was introduced during the first quarter of 2015. Adjustments from revenues (for retailer advertising discounts, returns, promotional credits and coupons) decreased $135 thousand or -10% to $1.225 million for the six months ended June 30, 2015 compared to $1.360 million for the same period in 2014.

Cost of Sales

Cost of sales, which includes product contract manufacturing costs, costs of warehousing and distribution, and freight costs increased 26% to $3.204 million for the six month period ended June 30, 2015 compared to $2.550 million for the same period in 2014. This increase can be attributed to the shift in the concentration of product mix with sales in some lower margin powder products along with increased freight costs associated with backordered new products due to high customer demand and pending purchase order fulfillment.

Operating Expenses

Selling and Marketing

Selling and marketing expenses decreased approximately $137 thousand or 11% to $1.123 million for the six months ended June 30, 2015, compared to $1.260 million for the same period in 2014. There was a reduction in spending in marketing categories such as television and magazine advertising, tradeshow and consumer exhibition expenses, which was partially offset by increased spending for celebrity spokesperson expense and digital and online media.  There was an increase in selling expense for promotional spiffs and the outside sales representatives when compared to the 2014 period.

Salaries and Labor Related Expenses

Salaries and labor related expenses decreased $42 thousand or -4% to $1.206 million for the six month period ended June 30, 2015 compared to $1.248 million for the same period in 2014.

Administration

Administrative expenses increased approximately $186 thousand or 37% to $700 thousand for the six months ended June 30, 2015 compared to $514 thousand for the same period in 2014.  The increase in expenses can be attributed to the rent and operational expense of opening up the new Denver-based distribution and fulfillment center location, additional consulting fees, and travel expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $9 thousand or 23% to $48 thousand for the six months ended June 30, 2015 compared to $39 thousand for the same period in 2014.  The increase between periods is due to acquiring new equipment and storage racking for the new distribution and fulfillment center.

Other Income/(expense)

Other income/(expense) was an expense of $57 thousand for the six months ended June 30, 2015 compared to income of $235 thousand for the same period in 2014.  The 2015 balance consists of income of $5 thousand related to the change in value of assets held for sale, which were sold during the quarter, and $62 thousand for the change in the value of derivative instruments, upon the exercise of warrants by Breakwater Capital during the first quarter. The 2014 balance consists of income of $43 thousand related to the change in value of assets held for sale and $192 thousand for the change in the value of derivative instruments.

Financing Expenses

Financing expenses decreased approximately $3 thousand or 10% to $28 thousand for the six months ended June 30, 2015 compared to $31 thousand for the same period in 2014.

Interest Expense

Net interest expense of $36 thousand was recognized for the six months ended June 30, 2015 compared to $21 thousand for the same period in 2014. The increased expense is mostly related to the higher interest rate being currently charged on the line of credit.

Income/(loss) before taxes

As a result of the foregoing, a loss before taxes was $486 thousand for the six months ended June 30, 2015, compared to income of $752 thousand for the same period in 2014.

Income Tax Expense

Income tax expense of $11 thousand was realized for the six months ended June 30, 2015 compared to expense of $79 thousand for the same period in 2014.

Net Income/(loss)

As a result of the foregoing, the net loss was $496 thousand for the six months ended June 30, 2015 compared to a net income of $672 thousand for the same period in 2014.

Liquidity and Capital Resources

Cash Position

iSatori’s cash and cash equivalents, consisting primarily of deposits with financial institutions, was $390 thousand at June 30, 2015, compared with $739 thousand at December 31, 2014. The majority of the decrease in cash was due to payments made toward the CoBiz (CBB) line of credit facility during the year.

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

If iSatori is unable to achieve projected operating results and/or obtain additional financing if and when needed, it will be required to curtail growth plans and significantly scale back its activities.  Currently, iSatori continues to focus on working capital management by monitoring key metrics associated with accounts receivable, payroll expenses, inventory management, marketing expenses and manufacturing production costs. If needed, the Company will seek additional debt financing to fund operations and debt service obligations.

Credit Arrangements as of June 30, 2015

As of June 30, 2015, iSatori had outstanding credit indebtedness of $1.486 million, which consisted of $1.275 million outstanding balance under the $1.5 million revolving line of credit and $211 thousand in note payables.

Prepaid Expenses

As of June 30, 2015, iSatori carried a balance of $773 thousand in prepaid expenses on its balance sheet, compared to $217 thousand at December 31, 2014.  The increase can be attributed to the financing of the renewal of the annual insurance, new distribution retailer slotting fees which will be amortized over a one year period, signing bonus to be amortized over the contract period, and prepaid expenses for media and trade shows.

Off Balance Sheet Arrangements

iSatori has no off-balance sheet arrangements as defined by the Securities Act.

Contractual Obligations

As of June 30, 2015, the Company has the following operational lease commitment:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	3-5 years	More than 5 years
Operating lease obligations	462,294	84,997	277,098	100,199	-

ITEM 3.

QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2015, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management conducted an evaluation of the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, as of June 30, 2015. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of June 30, 2015.

There have been no changes in our internal control over financial reporting during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 17, 2013 and on January 31, 2014 the Company received demand letters from the Environmental Research Corporation, “ERC” requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  In October, while the Company was awaiting the results of the compliance testing, ERC contacted the Company again requesting settlement to their initial demand letter. And in February 2014, before compliance testing or any other demand letter validation was completed, ERC contacted the Company again requesting settlement to their second demand letter. After many discussions with ERC, a lawsuit was filed by ERC for the non-compliance issues with the State of California’ Proposition 65 regulations.  After many conversations and mediation attempts, both parties agreed to a settlement, which was approved by the iSatori Board of Directors.  The documents were generated for presentation to the California Court.  These documents were accepted by the court in early June 2015, and iSatori has initiated the payments of the settlement amounts of $60,000.00.  Settlement amounts have been accrued into FY 2014 and are reflected in this 10Q report.

On March 24, 2014 the Company received a summons in a civil action filed by Wise Sports Nutrition, LLC claiming alleged trademark infringement for iSatori’s, Garcinia Trim product. Company counsel has made contact with the plaintiff’s attorney and filed a response to the alleged trademark infringement with the Company’s counterclaims. The Company believes the counterclaims have strong merit and are pursuing their defense. Both parties have prepared responses and presented them to the court.  The court ruled in favor of iSatori and its filing of a motion for summary judgment.  As a result of this ruling the trademark has been ruled as “descriptive” and therefore not eligible for trademark assignment.  Settlement discussions are underway and have been substantively agreed to by both parties. The settlement includes a settlement and release agreement and allows for the assignment of the mark to iSatori and the license of the mark to Wise Sports.

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

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ISATORI, INC.

By:	/s/ Stephen Adelé
Stephen Adelé
Chief Executive Officer

By:	/s/ Seth Yakatan
Seth Yakatan
Chief Financial Officer

August 13, 2015